Form 10QSB
period 1996-06-30
AMERICAN BINGO & GAMING CORP
filed 1996-07-24
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal quarter ended June 30, 1996

Commission file No.  0-13530

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934



                          American Bingo & Gaming Corp.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    74-2723809
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

              515 Congress Avenue, Suite 1200, Austin, Texas 78701
                    (Address of principal executive offices)

                                 (512) 472-2041
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b)
  of the Act:                                   None

Securities registered pursuant to Section 12(g)
  of the Act:                                   Common Stock, Redeemable Common
                                                Stock Purchase Warrants

                          Common Stock $0.001 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of July 19, 1996, the Registrant had 4,111,394 shares of its $.001 par value Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

American Bingo & Gaming Corp.
CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                   June 30, 1996
- --------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                       $   707,346
    Accounts and sundry receivables                                     117,964
    Notes receivable - current portion, net (Note 2)                    340,766
    Other current assets                                                 89,666
- --------------------------------------------------------------------------------
Total Current Assets                                                  1,255,742

Property and Equipment, net (Note 3)                                  2,032,745

Other Assets
    Notes receivable, net (Note 2)                                      719,486
    Intangible assets, net (Note 4)                                     297,358
    Licenses and  other non-current assets, net                         126,892
- --------------------------------------------------------------------------------
Total Other Assets                                                    1,143,736

TOTAL ASSETS                                                        $ 4,432,223
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                $   105,780
    Notes payable - current portion (Note 5)                            394,962
    Accrued expenses (Note 6)                                           160,665
- --------------------------------------------------------------------------------

Total Current Liabilities                                               661,407

Deposit payable                                                          30,000
Notes payable, net (Note 5)                                              20,218
Liability for acquisition (Note 7)                                      450,000

Shareholders' Equity (Note 8)
    Common Stock, $.001 par value, authorized 20,000,000 shares,
      issued and outstanding 4,111,394 shares                             4,111
    Preferred Stock, $.01 par value, authorized 1,000,000 shares,
      no shares issued and outstanding                                     --
    Additional paid-in capital                                        9,997,408
    Additional paid-in capital - warrants                             1,026,750
    Subscription notes receivable                                      (100,500)
    Retained earnings (accumulated deficit)                          (7,657,171)
- --------------------------------------------------------------------------------

Total Shareholders' Equity                                            3,270,598

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 4,432,223
================================================================================

See accompanying notes

American Bingo & Gaming Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For Three Months Ended June 30,                     1996              1995*
- --------------------------------------------------------------------------------

REVENUES:
     Rental                                      $   534,730       $   496,149
     Other                                           328,490           115,850
                                                 -----------       -----------
TOTAL REVENUES                                       863,220           611,999

DIRECT OPERATING COSTS:
    Rent and supplies                                216,237           193,137
    Other direct operating costs                     193,530           147,075
    Depreciation and amortization                     66,883            44,081
                                                 -----------       -----------

TOTAL DIRECT OPERATING COSTS                         476,650           384,293

- --------------------------------------------------------------------------------

OPERATING INCOME                                     386,570           227,706

     %                                                  44.8%             37.2%

GENERAL & ADMINISTRATIVE EXPENSES                    249,695           257,413

INTEREST INCOME, NET                                 (48,982)          (35,253)

- --------------------------------------------------------------------------------

INCOME BEFORE TAXES                                  185,857             5,546

PROVISION FOR INCOME TAXES (Note 9)                     --                --
- --------------------------------------------------------------------------------

NET INCOME                                       $   185,857       $     5,546
================================================================================

EARNINGS PER SHARE                               $       .05       $       .00
================================================================================

Weighted average shares outstanding                4,108,394         4,083,333

* Reclassified  for comparability

See accompanying notes
                                                                               2

American Bingo & Gaming Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


For Six Months Ended June 30,                         1996             1995*
- --------------------------------------------------------------------------------

REVENUES:
     Rental                                      $ 1,058,528       $   931,807
     Other                                           735,750           212,773
                                                 -----------       -----------
TOTAL REVENUES                                     1,794,278         1,144,580

DIRECT OPERATING COSTS:
    Rent and supplies                                482,679           348,661
    Other direct operating costs                     407,856           261,185
    Depreciation and amortization                    139,985            91,122
                                                 -----------       -----------

TOTAL DIRECT OPERATING COSTS                       1,030,520           700,968

- --------------------------------------------------------------------------------

OPERATING INCOME                                     763,758           443,612

     %                                                  42.6%             38.8%

GENERAL & ADMINISTRATIVE EXPENSES                    498,262           490,450

INTEREST INCOME, NET                                 (88,034)          (73,591)

- --------------------------------------------------------------------------------

INCOME BEFORE TAXES                                  353,530            26,753

PROVISION FOR INCOME TAXES (Note 9)                     --                --
- --------------------------------------------------------------------------------

NET INCOME                                       $   353,530       $    26,753
================================================================================

EARNINGS PER SHARE                               $       .09       $       .01
================================================================================

Weighted average shares outstanding                4,100,864         4,083,333

* Reclassified  for comparability

See accompanying notes
                                                                               3

American Bingo & Gaming Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Six Months Ended June 30,                           1996             1995*
- --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                         $ 350,530    $    26,753

    Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and Amortization                        143,759         93,028
    Changes in operating assets and liabilities, net    (311,385)       (55,512)

- --------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 185,904    $    64,269

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures, net of disposals              (101,468)    (1,420,831)
    Collection of notes receivable                       194,723           --

- --------------------------------------------------------------------------------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES    $  93,255    ($1,420,831)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of notes payable                              (9,900)        (5,000)
    Payment for offer of recission                          --         (165,490)
    Issuance of shares pursuant to Employee
      Purchase Plan                                         7,000           --
- --------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES                ($  2,900)   ($  170,490)

NET INCREASE/(DECREASE) IN CASH                        $ 276,259    ($1,527,052)

CASH - BEGINNING OF PERIOD                             $ 431,087    $ 3,657,535
- --------------------------------------------------------------------------------

CASH - END OF PERIOD                                   $ 707,346    $ 2,130,483
================================================================================

* Reclassified  for comparability

See accompanying notes
                                                                               4

American Bingo & Gaming Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1996

- --------------------------------------------------------------------------------
NOTE 1  BASIS OF PRESENTATION
- --------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. (the Company) and its subsidiaries, Texas Charities Inc., 1919 Riverside Corp., SA Charities Inc., JBJ Enterprises Inc., B/J Charity Bingo Inc., Charity Bingo of Texas, Inc., Charity Bingo Inc., Bing-O-Rama Inc., MHJ Corp., Columbia One Corp., SC Properties II Corp., Concessions Corp., Delray Hall For Hire, Inc., 6323 14th Street Hall For Hire, Inc., 959 Hall For Hire, Inc. and Murdock Hall For Hire, Inc., which are all wholly-owned, and Charity Bingo-Birmingham Inc., in which the Company owned an 80% interest. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and inter-company eliminations considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

- --------------------------------------------------------------------------------
NOTE 2  NOTES RECEIVABLE
- --------------------------------------------------------------------------------

Notes receivable consist of four individual notes totaling $1.6 million from the sale of four of the Company's former bingo centers in Florida. The outstanding balance on these notes is approximately $1.4 million, of which $341,000 is due within one year. These four notes each have unique terms, including annual interest ranging from 9% to 12% and maturity dates in 1998-1999. Payment on these notes is primarily dependent on the profitability of the centers. As such, the Company has provided a reserve for collectibility on these notes which it will proportionally amortize as the notes are collected over time.

- --------------------------------------------------------------------------------
NOTE 3  PROPERTY AND EQUIPMENT
- --------------------------------------------------------------------------------

Property and Equipment at June 30, 1996 consists of the following:

   Land                                       $  189,671
   Buildings and improvements                  1,752,556
   Equipment, furniture, other                   560,784
                                              ----------
                   Sub-total                                    2,503,011
   Accumulated depreciation and amortization                    (470,266)
                                                               ---------
   Net Property and Equipment                                  $2,032,745

American Bingo & Gaming Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1996

- --------------------------------------------------------------------------------
NOTE 4  INTANGIBLE ASSETS
- --------------------------------------------------------------------------------

Intangible Assets at June 30, 1996 consist of the following:

     Goodwill                                   $326,787
     Covenants not to compete                    220,001
                                                --------
               Sub-total                                          546,788
     Accumulated amortization                                    (249,430)
                                                                 --------
     Net Intangible Assets                                       $297,358

The Company's intangible assets were originally recorded in connection with the Company's acquisition of certain bingo centers in Texas, Alabama and South Carolina. The Goodwill and Covenants are being amortized over 15 and 5 years, respectively, consistent with management's estimates of the useful lives of the assets.

- --------------------------------------------------------------------------------
NOTE 5  NOTE PAYABLE
- --------------------------------------------------------------------------------

Notes payable of $415,180 represent the balance of the Company's original $450,000 liability to the seller of two Florida bingo centers to the Company in July of 1995. The Company subsequently sold these centers due to substantial Florida legal problems. The Company ceased making payments on this note alleging certain material misrepresentations by the seller which have left the amount owing, if any, undetermined. The Company does not intend to make any further payments on this note until a settlement with the seller is negotiated (See Note
7). The Company will continue to recognize its original obligation, less payments, as its liability for financial reporting purposes until such time as a settlement may be reached.

- --------------------------------------------------------------------------------
NOTE 6  ACCRUED EXPENSES
- --------------------------------------------------------------------------------

Accrued expenses are comprised of accruals for severance and consulting fees to former employees, legal fees and provisions, and certain other expenses.


- --------------------------------------------------------------------------------
NOTE 7  LIABILITY FOR ACQUISITION
- --------------------------------------------------------------------------------

Liability for acquisition of $450,000 represents the unpaid purchase price from the Company's acquisition of a Florida bingo center in July of 1995. This acquisition originally obligated the Company to issue 110,008 shares of its common stock worth $450,000 at the time of acquisition. The Company subsequently sold this center due to substantial Florida legal problems. Alleging certain material misrepresentations by the seller which have left the amount owing, if any, undetermined, the Company has not and does not intend to issue these shares, nor any portion thereof, until a settlement with the seller is negotiated (See Note 5). The Company will continue to recognize its original obligation as its liability for financial reporting purposes until such time as a settlement may be reached.

American Bingo & Gaming Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1996

- --------------------------------------------------------------------------------
NOTE 8  SHAREHOLDER'S EQUITY
- --------------------------------------------------------------------------------

The Company issued 18,061 restricted shares shortly after the end of the second quarter, of which 15,000 were related to a consulting agreement and 3,061 were purchased by two Company officers and an employee pursuant to the Company's Employee Stock Purchase Plan. For financial reporting purposes, the Company has treated these shares as having been issued in the second fiscal quarter.

- --------------------------------------------------------------------------------
NOTE 9  INCOME TAXES
- --------------------------------------------------------------------------------

The Company did not record any federal income tax liability for the first or second fiscal quarters of 1996 or 1995 due to tax loss carryforwards, which totaled nearly $3.0 million at the end of fiscal 1995. The Company does not expect to record any federal income tax liability until this carryforward is depleted.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

American Bingo & Gaming Corp. was formed as a Delaware corporation on September 8, 1994 to pursue bingo and gaming business opportunities. The Company completed its initial public offering in December 1994, raising approximately $3.8 million in net proceeds through the issuance of common stock and warrants. The Company used a majority of these proceeds for expansion activities in 1995. The Company, through its subsidiaries, provides initial investment capital and facility set-up as well as maintenance and ongoing management consulting for charities which utilize bingo events as a means of fundraising. Participating charities at the Company's bingo centers raised over $2.5 million in 1995. The Company's revenues are primarily derived from rental revenues from participating charities that conduct bingo activities at the Company's bingo centers. Additional revenues are also derived from vending and concession operations, the sale of bingo paper and supplies and, where legal, gaming revenues.

The Company believes that the U.S. bingo industry, estimated by management at $3.0 billion, is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable the Company to effectively execute its long-term growth plan. The Company currently has twelve total bingo centers located in various markets in Texas, Alabama and South Carolina. The Company intends to continue its expansion through acquisitions and developments in selected markets.

Results of Operations

The Company generated consolidated revenues of $863,000 during its second fiscal quarter of 1996 ended June 30, 1996, as compared to $612,000 in the comparable period of the prior fiscal year, which represents a 41% increase. Nearly all of the revenue increase was due to incremental revenues from the opening of two bingo centers and a gaming center in Columbia, South Carolina in the second quarter of 1995. Over 60% of the Company's second quarter 1996 revenues were derived from bingo and gaming center rentals, with the balance comprised of gaming, paper and concession revenues.

American Bingo & Gaming Corp.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

The Company generated consolidated revenues of $1,794,000 during the first half of fiscal 1996 ended June 30, 1996, as compared to $1,145,000 in the comparable period of the prior fiscal year, which represents a 57% increase. Over 90% of this revenue increase was due to the successful opening of the Company's South Carolina facility. The Company expects quarterly revenues to increase from current levels upon the opening of all of its four South Texas bingo centers and current expansion in South Carolina, although there can be no assurance of either.

Direct operating costs of the Company's bingo centers totaled $477,000 during the second quarter of 1996 compared to $384,000 in the comparable 1995 quarter, which represents a 24% increase. Approximately 60% of the cost increase was from start-up expenses for the Company's South Texas investments, with the balance attributable to incremental operating costs of the Company's South Carolina operation.

Direct operating costs of the Company's bingo centers totaled $1,031,000 during the first half of 1996 compared to $701,000 in the comparable 1995 period, which represents a 47% increase. This increase was attributable to South Texas start-up expenses and South Carolina operational costs, each of which comprised about half the total increase. Nearly 75% of the first half direct operating costs were comprised of rent, supplies, contract labor, insurance, utilities, depreciation and amortization, which are relatively fixed expenses. The Company can thus increase operating profits from its bingo centers through increased revenues leveraged against this fixed cost base.

General & Administrative (G&A) expenses totaled $250,000 during the second quarter of 1996 as compared to $257,000 in the year ago period, a decrease of 3%. G&A expenses totaled $498,000 during the first half of fiscal 1996 as compared to $490,000 in the comparable year ago period, an increase of less than 2%. G&A expenses are primarily comprised of personnel expenses, and, to a lesser extent, legal, insurance and travel costs.

Interest income for the quarter ended June 30, 1996 totaled $49,000 as compared to $35,000 in the year ago period. Interest income for the first half of fiscal 1996 totaled $88,000 as compared to $74,000 in the comparable year ago period. Nearly all of the Company's current interest income is attributable to interest collected on the Company's notes receivable (See Note 2).

The Company did not record any tax expense during the first or second quarter of fiscal 1996 nor in the comparable fiscal 1995 periods due to tax loss carryforwards. The Company's tax loss carryforward balance at the end of fiscal 1995 was nearly $3.0 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits, although there can be no assurance of such (See Note 8).

Net income for the second fiscal quarter of 1996 was $186,000, which equated to earnings per share of $.05. Net income for the comparable quarter of 1995 was $6,000, which equated to earnings per share of $.00. Virtually all of the net income increase of over 3,000% was due to the success of the Company's South Carolina operations which were only open for a few weeks in the comparable period of 1995.

Net income for the first half of 1996 was $354,000, which equated to earnings per share of $.09. Net income for the comparable period of 1995 was $27,000 which equated to earnings per share of $.01. This earnings increase of over 1,200% is again attributable to the Company's successful South Carolina operation.

Management believes that the Company's direct operating costs and G&A expenses are relatively fixed. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance.

American Bingo & Gaming Corp.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

At June 30, 1996, the Company had cash and cash equivalents of $707,000, an increase of over $275,000 from the end of fiscal 1995 and $125,000 over the first quarter of 1996. Approximately two-thirds of the year-to-date cash increase was generated by existing operations, with the balance generated by collections on the Company's notes receivable less monies invested on capital expenditures, primarily in South Texas. The Company expects to make minor additional investments in its facilities, most likely in South Carolina and South Texas. The Company expects its cash position to continue to increase assuming: i) continued collection of its Florida notes; ii) the opening of all or some of the Company's South Texas bingo facilities; iii) successful expansion of its South Carolina facility; and iv) no unfavorable developments from the Company's ongoing legal activities. There can be no assurance of the foregoing. The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

Accounts and sundry receivables totaled $118,000 at June 30, 1996. Because the Company collects most of its receivables from its participating charities within one to four weeks from the time earned, accounts receivable normally represent only a small portion of the Company's total assets. Notes receivable, less provision for doubtful collectibility, totaled $1.06 million at June 30, 1996. A majority of note collections were current at the end of the quarter, with the balance one month past due. Bingo paper and other supplies are expensed at the time of purchase; thus no inventory is recorded for operations.

Current liabilities totaled $661,000 at the end of the quarter, but nearly 60% of this total represented a note payable on which the Company is not currently making payments due to a dispute with the seller (See Notes 5 and 6). Trade payables represented only 16% of current liabilities, with the balance attributable to accrued expenses. The Company has also recorded a $450,000 liability for acquisition which is comprised of Company stock which the Company currently has no intention of issuing (See Note 7). The Company has no long-term debt. The Company had total assets of over $4.43 million and total liabilities of $1.16 million at the end of the second quarter, with shareholder equity of $3.27 million. The Company believes that its current capital resources, together with expected positive operational cash flows and note collections, will support operational requirements for the next year, although there can be no assurance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 23, 1996, a Travis County, Texas district court judge issued a temporary injunction requested by the Company against the implementation of a new Texas Lottery Commission (TLC) ruling disallowing the future licensing of two bingo centers under one roof . On May 28, 1995 the TLC unanimously agreed to repeal its adoption of this new rule. On June 25, 1996 the TLC filed a motion with the court to dismiss or abate the Company's lawsuit challenging the TLC's adoption of this rule on the grounds that, since the TLC agreed to repeal the new rule, the Company's lawsuit was therefore moot. The Company was agreeable to this motion. This ruling, if allowed to stand, would have had a negative effect on the Company's planned South Texas bingo facilities, each of which is intended to include two bingo centers.

On June 17, 1996 a Texas administrative law judge issued a Proposal For Decision recommending approval by the TLC of the transfer of certain bingo licenses held by Company subsidiaries in Texas. This decision followed an evidentiary hearing and is a critically important step toward the Company's opening of all of its planned bingo centers in South Texas. The TLC has appealed this decision.

The Company remains involved in various legal proceedings in Texas and Florida. For a further discussion of these proceedings, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                 American Bingo & Gaming Corp.

                                 July 22, 1996

                                 By:

                                 /s/ Gregory Wilson
                                     --------------------------
                                     Gregory Wilson
                                     Chief Executive Officer

                                 /s/  John T. Orton
                                      -------------------------
                                      John T. Orton
                                      Chief Financial Officer