Form 10-Q
period 1996-09-30
AMERICAN BINGO & GAMING CORP
filed 1996-11-07
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal quarter ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

As of October 18, 1996, the Registrant had 4,111,394 shares of its $.001 par value Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

American Bingo & Gaming Corp.
CONSOLIDATED BALANCE SHEET (Unaudited)

                                                              September 30, 1996
--------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                        $  714,226
    Accounts and sundry receivables                                     121,643
    Notes receivable - current portion, net (Note 2)                    410,993
    Other current assets                                                130,363
--------------------------------------------------------------------------------
Total Current Assets                                                  1,377,225

Property and Equipment, net  (Note 3)                                 2,208,138

Other Assets
    Notes receivable, net (Note 2)                                      653,608
    Intangible assets, net  (Note 4)                                    282,853
    Licenses and other non-current assets, net                          146,819
--------------------------------------------------------------------------------
Total Other Assets                                                    1,083,280

TOTAL ASSETS                                                         $4,668,643
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                 $   69,291
    Note payable (Note 5)                                               415,180
    Accrued expenses                                                     93,423
--------------------------------------------------------------------------------

Total Current Liabilities                                               577,894

Deposit payable                                                          30,000
Obligations under capital lease                                          91,725
Liability for acquisition (Note 6)                                      450,000

Shareholders' Equity
    Common Stock, $.001 par value, authorized 20,000,000 shares,
      issued and outstanding 4,111,394 shares                             4,111
    Preferred Stock, $.01 par value, authorized 1,000,000 shares,
      no shares issued and outstanding                                       --
    Additional paid-in capital                                        9,997,408
    Additional paid-in capital - warrants                             1,026,750
    Subscription notes receivable                                      (100,500)
    Retained earnings (accumulated deficit)                          (7,408,744)
--------------------------------------------------------------------------------

Total Shareholders' Equity                                            3,519,025

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $4,668,643
================================================================================

See accompanying notes

American Bingo & Gaming Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For Three Months Ended September 30,                    1996              1995*
--------------------------------------------------------------------------------

REVENUES:
     Rental                                         $491,256           $858,473
     Other                                           423,484            208,152
                                                     -------            -------

TOTAL REVENUES                                       914,740          1,066,625

DIRECT OPERATING COSTS:
    Rent and supplies                                252,882            410,033
    Other direct operating costs                     124,271            544,462
    Depreciation and amortization                     69,815            151,476
                                                   ---------          ---------

TOTAL DIRECT OPERATING COSTS                         446,968          1,105,971

--------------------------------------------------------------------------------

OPERATING INCOME                                     467,772            (39,346)

     %                                                 51.1%              (3.7%)

GENERAL & ADMINISTRATIVE EXPENSES                    262,899            386,472

INTEREST INCOME, NET                                (43,554)            (27,457)

--------------------------------------------------------------------------------

INCOME BEFORE TAXES                                  248,427           (398,361)

PROVISION FOR INCOME TAXES (Note 7)                       --                 --


--------------------------------------------------------------------------------

NET INCOME                                          $248,427          ($398,361)
================================================================================

EARNINGS PER SHARE                                      $.06              ($.09)
================================================================================

 Weighted average shares outstanding (Note 8)      4,111,394          4,216,305

* Reclassified  for comparability.

See accompanying notes

American Bingo & Gaming Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For Nine Months Ended September 30,                     1996              1995*
--------------------------------------------------------------------------------

REVENUES:
     Rental                                       $1,549,784         $1,790,280
     Other                                         1,159,235            420,925
                                                  ----------        -----------

TOTAL REVENUES                                     2,709,019          2,211,205

DIRECT OPERATING COSTS:
    Rent and supplies                                735,560            758,694
    Other direct operating costs                     554,667            805,647
    Depreciation and amortization                    209,800            242,598
                                                  ----------         ----------

TOTAL DIRECT OPERATING COSTS                       1,500,027          1,806,939

--------------------------------------------------------------------------------


OPERATING INCOME                                   1,208,992            404,266

     %                                                  44.6%              18.3%

GENERAL & ADMINISTRATIVE EXPENSES                    738,620            876,922

INTEREST INCOME, NET                                (131,586)          (101,048)

--------------------------------------------------------------------------------

INCOME BEFORE TAXES                                  601,958           (371,608)

PROVISION FOR INCOME TAXES (Note 7)                       --                 --

--------------------------------------------------------------------------------

NET INCOME                                          $601,958          ($371,608)
================================================================================

EARNINGS PER SHARE                                      $.15              ($.09)
================================================================================


Weighted average shares outstanding (Note 8)       4,104,374          4,128,144

* Reclassified  for comparability.

See accompanying notes

American Bingo & Gaming Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Nine Months Ended September 30,                       1996            1995*
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                        $601,958        ($371,608)

    Adjustments  to  reconcile  net
     income to net cash  provided
     by  operating activities:

    Depreciation and Amortization                      215,461          282,562
    Changes in operating assets
     and liabilities, net                             (542,934)        (446,896)

--------------------------------------------------------------------------------

NET CASH PROVIDED BY/(USED IN)
  OPERATING ACTIVITIES                                $274,485        ($535,942)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures, net of disposals            (362,892)      (2,170,890)
    Collection of notes receivable                     302,774               --
    Other non-current assets                           (20,053)              --

--------------------------------------------------------------------------------

NET CASH (USED IN) INVESTING ACTIVITIES               ($80,171)     ($2,170,890)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of notes payable                            (9,900)         (24,345)
    Capital lease financing                             91,725               --
    Issuance of shares pursuant to
     Employee Stock Purchase Plan                        7,000               --
    Payment for offer of recission                          --         (165,490)

--------------------------------------------------------------------------------

NET CASH PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES                                 $88,825        ($189,835)

NET INCREASE/(DECREASE) IN CASH                       $283,139      ($2,896,667)

CASH - BEGINNING OF PERIOD                            $431,087       $3,657,535
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                  $714,226         $760,868
================================================================================

* Reclassified  for comparability.

See accompanying notes

American Bingo & Gaming Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1996

--------------------------------------------------------------------------------

NOTE 1  BASIS OF PRESENTATION

--------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. (the Company) and its subsidiaries, Texas Charities Inc., 1919 Riverside Corp., SA Charities Inc., JBJ Enterprises Inc., B/J Charity Bingo Inc., Charity Bingo of Texas, Inc., Charity Bingo Inc., Bing-O-Rama Inc., MHJ Corp., Columbia One Corp., SC Properties II Corp., Concessions Corp., Delray Hall For Hire, Inc., 6323 14th Street Hall For Hire, Inc., 959 Hall For Hire, Inc. and Murdock Hall For Hire, Inc., which are all wholly-owned, and Charity Bingo-Birmingham Inc., in which the Company owned an 80% interest. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and inter-company eliminations considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

--------------------------------------------------------------------------------

NOTE 2  NOTES RECEIVABLE

--------------------------------------------------------------------------------

Notes receivable consist of four individual notes totaling $1.6 million from the sale of four of the Company's former bingo centers in Florida. The outstanding balance on these notes is approximately $1.3 million, of which $329,000 is due within one year. These four notes each have unique terms, including annual interest of 9-12% and maturity dates in 1998-1999. Payment on these notes is primarily dependent on the profitability of the centers, over which the Company has no control. As such, the Company has provided a reserve for collectibility on these notes which it will proportionally amortize as the notes are collected over time.

--------------------------------------------------------------------------------

NOTE 3  PROPERTY AND EQUIPMENT

--------------------------------------------------------------------------------

Property and Equipment at September 30, 1996 consists of the following:

         Land                                $  189,671
         Buildings and improvements           1,925,728
         Equipment and furniture                613,372
                                             ----------
                      Sub-total                                    2,728,771
         Accumulated depreciation                                   (520,633)
                                                                  ----------

         Net Property and Equipment                               $2,208,138

American Bingo & Gaming Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1996

--------------------------------------------------------------------------------

NOTE 4  INTANGIBLE ASSETS

--------------------------------------------------------------------------------

Intangible Assets at September 30, 1996 consist of the following:

         Goodwill                              $326,787
         Covenants not to compete               220,001
                                               --------
                Sub-total                                            546,788
         Accumulated amortization                                   (263,935)
                                                                    --------
         Net Intangible Assets                                      $282,853

The Company's intangible assets were originally recorded in connection with the Company's acquisition of certain bingo centers in Texas, Alabama and South Carolina. The Goodwill and Covenants are being amortized over 15 and 5 years, respectively, consistent with management's estimates of the useful lives of these assets.

--------------------------------------------------------------------------------

NOTE 5  NOTE PAYABLE

--------------------------------------------------------------------------------

Note payable of $415,180 represents the balance of the Company's original $450,000 liability to the seller of two Florida bingo centers to the Company in July of 1995. The Company subsequently sold these centers due to legal problems there. The Company ceased making payments on this note alleging certain material misrepresentations by the seller which have left the amount owing, if any, undetermined. The Company does not intend to make any further payments on this note until a settlement with the seller is negotiated (See Note 6). The Company will continue to recognize its original obligation, less payments, as its liability for financial reporting purposes until such time as a settlement may be reached.

--------------------------------------------------------------------------------

NOTE 6  LIABILITY FOR ACQUISITION

--------------------------------------------------------------------------------

Liability for acquisition of $450,000 represents the unpaid purchase price from the Company's acquisition of a Florida bingo center in July of 1995. This acquisition originally obligated the Company to issue 110,008 shares of its common stock worth $450,000 at the time of acquisition. The Company subsequently sold this center due to legal problems there. Alleging certain material misrepresentations by the seller which have left the amount owing, if any, undetermined, the Company has not and does not intend to issue these shares, nor any portion thereof, until a settlement with the seller may be negotiated (See
Note 5). The Company will continue to recognize its original obligation as its liability for financial reporting purposes until such time as a settlement may be reached.

--------------------------------------------------------------------------------

NOTE 7  INCOME TAXES

--------------------------------------------------------------------------------

The Company did not record any federal income tax liability during any of the first three fiscal quarters of 1996 or 1995 due to tax loss carryforwards of $3.0 million accumulated in fiscal 1995 and 1994. The Company does not expect to record any federal income tax liability until this carryforward is depleted.

American Bingo & Gaming Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1996

--------------------------------------------------------------------------------

NOTE 8  WEIGHTED AVERAGE SHARES

--------------------------------------------------------------------------------

The Company has not included any shares issueable under its Employee Stock Option Plans as the exercise price(s) on such shares are greater than the current market price. Thus, the inclusion of such shares would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

American Bingo & Gaming Corp. was formed as a Delaware corporation on September 8, 1994 to pursue bingo and gaming business opportunities. The Company completed its initial public offering in December 1994, raising approximately $3.8 million in net proceeds through the issuance of common stock and warrants. The Company used a majority of these proceeds for expansion activities in 1995. The Company, through its subsidiaries, provides initial investment capital and facility set-up as well as maintenance and ongoing management consulting for charities which utilize bingo events as a means of fundraising. Participating charities at the Company's bingo halls raised over $2.5 million in 1995. The Company's revenues are primarily derived from rental revenues from participating charities that conduct bingo activities at the Company's bingo centers. Additional revenues are also derived from vending and concession operations, the sale of bingo paper and supplies and, where legal, gaming revenues.

The Company believes that the North American bingo market, estimated by industry sources at $4.5 billion in annual gross proceeds, is fragmented and inefficient, yet potentially very profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable both the Company and its participating charities to mutually prosper. The Company currently has thirteen total bingo centers located in various markets in Texas, Alabama and South Carolina. The Company has recently signed letters of intent to acquire five bingo centers in Mississippi and intends to continue its expansion through acquisitions and developments in selected markets. (See Part II - Item 5).

Results of Operations

The Company generated consolidated revenues of $915,000 during its third fiscal quarter of 1996 ended September 30, 1996, as compared to $1.06 million in the comparable period of the prior fiscal year, which represents a decrease of $152,000 or 14%. Over $400,000 of this $152,000 revenue decrease was due to the discontinuance and sale of the Company's former Florida operations (See Notes 2, 5 and 6). Excluding Florida, sales from the Company's remaining operations increased by $250,000 or 37% in the third quarter of 1996 over the third quarter of 1995 primarily due to the success of the Company's South Carolina operation. Over half of the Company's third quarter 1996 revenues were derived from bingo center rentals, with the balance comprised of gaming, supplies and concession revenues.

The Company generated consolidated revenues of $2.71 million during the first nine months of fiscal 1996 as compared to $2.21 million in the comparable period of the prior fiscal year, which represents a revenue increase of nearly $500,000 or 23%. This revenue increase was due to the Company's successful South Carolina operation which opened late in the second quarter of 1995. If the Company's discontinued Florida operation revenues are excluded from 1995 results, the year-over-year revenue increase would have been approximately $900,000 or 50%. The Company expects future revenues to increase based upon the successful opening of all four of the Company's South Texas bingo centers, the acquisition of five bingo centers in Mississippi and additional future acquisitions.

American Bingo & Gaming Corp.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations (continued)

Direct operating costs of the Company's bingo centers totaled $447,000 during the third quarter of 1996 versus $1.11 million in the comparable 1995 quarter, which represents a $659,000 or 60% decrease in costs. The majority of this substantial cost reduction was attributable to the discontinuance and sale of the Company's Florida bingo centers, which operated at a loss during the Company's ownership due to high start-up and operating costs. A majority of direct operating costs are comprised of rent, supplies, depreciation and amortization, which are relatively fixed expenses. The balance is comprised of janitorial, legal, utilities, wages and management fee costs.

Direct operating costs of the Company's bingo centers totaled $1.50 million during the first nine months of fiscal 1996 versus $1.81 million in the comparable 1995 period, which represents a $307,000 or 17% decrease in costs. All of the nine-month cost decrease was due to the aforementioned discontinuance and sale of the Company's Florida bingo centers, which substantially reduced direct operating costs. This cost reduction has been partially offset by high start-up costs for the Company's South Texas properties.

General & Administrative (G&A) expenses totaled $263,000 during the third quarter of 1996 as compared to $386,000 in the year ago period, a decrease in expenses of $123,000 or 32%. This expense decrease was mainly due to a reduction in payroll, consulting and travel costs. G&A expenses totaled $739,000 during the first nine months of fiscal 1996 as compared to $877,000 in the comparable year ago period, a decrease in expenses of $138,000 or 16%. This year-to-date expense decrease was mainly due to the aforementioned expense reductions for the third quarter of 1996.

Net interest income for the quarter ended September 30, 1996 totaled $44,000 as compared to $27,000 in the year ago period. Nearly all of the current period's interest income was attributable to interest collected on the Company's notes receivable (See Note 2). Net interest income for the first nine months of fiscal 1996 totaled $132,000 as compared to $101,000 in the comparable year ago period. Nearly all of this period's interest income was again attributable to interest collected on the Company's notes receivable, while the year-ago period's interest income was attributable to interest earned on the Company's cash balances.

The Company did not record any tax expense during the first nine months of fiscal 1996 nor in the comparable fiscal 1995 periods due to tax loss carryforwards. The Company's tax loss carryforward balance at the end of fiscal 1995 was over $3.0 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits, although there can be no assurance of such (See Note 7).

Net income for the third fiscal quarter of 1996 was $248,000, which equated to earnings per share of $.06. Net income/(loss) for the third quarter of 1995 was ($398,000), which equated to a loss per share of ($.09). This net income increase was primarily due to the substantial reduction in direct operating costs previously discussed. Net income for the first nine months of 1996 was $602,000, which equated to earnings per share of $.15. Net income/(loss) for the comparable period of 1995 was ($372,000), which equated to a loss per share of ($.09). This net income increase is again due to the substantial reduction in operating costs.

Management believes that the Company's direct operating costs and G&A expenses are relatively fixed. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance as has been successfully achieved thus far in 1996.

American Bingo & Gaming Corp.
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources

At September 30, 1996, the Company had cash and cash equivalents of $714,000, an increase of over $283,000 from the end of fiscal 1995. The vast majority of this increase was generated by earnings from existing operations. The Company also netted $9,000 from investing and financing activities over the first nine months of the year, including $89,000 from financing activities offset by $80,000 spent on investing activities. Funds from financing activities were primarily derived from capital lease financing, while funds expended for investing activities primarily related to the Company's investments in South Texas, partially offset by Florida note collections. The Company expects its cash position to continue to increase assuming: i) continued collection of its Florida notes; ii) successful performance from its recently opened South Texas bingo facilities; and iii) no unfavorable developments from the Company's ongoing Florida legal proceedings. There can be no assurance of the foregoing. The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

Accounts and sundry receivables totaled $122,000 at September 30, 1996. Because the Company collects most of its receivables from its participating charities within one to four weeks from the time earned, accounts receivable normally represent only a small portion of the Company's total assets. Total notes receivable, less provision for doubtful collectibility, totaled $1.06 million at the end of the quarter. Bingo paper and other supplies are expensed when purchased; thus no inventory is recorded for operations. Net property and equipment totaled $2.21 million at the quarter's end, with intangible assets and bingo licenses comprising the balance of the Company's assets.

Current liabilities totaled $578,000 at the end of the third fiscal quarter, but over 71% of this total represented a note payable on which the Company does not intend to make further payments due to a dispute with the seller (See Note 5). Trade payables represented only 12% of current liabilities. The Company has outstanding capital lease obligations of $92,000 attributable to equipment lease financing the Company arranged for operational equipment in order to maintain strong cash balances. The Company has also recorded a $450,000 liability for acquisition which is comprised of Company stock which the Company currently has no intention of issuing (See Note 6). The Company has no long-term debt. The Company had total assets of $4.67 million and total liabilities of $1.15 million at the end of the third quarter, with shareholder equity of $3.52 million. The Company believes that its current capital resources, together with expected positive operational cash flows and note collections, will support operational requirements for the next year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 25, 1996 the Company announced that it reached a settlement with the Texas Lottery Commission. In November of 1995, the Lottery Commission alleged certain violations against the Company and its Texas subsidiaries. As a result of the settlement, the Lottery Commission has agreed to approve the transfer of certain of the Company's bingo licenses to its South Texas locations. This transfer allowed the Company to have all of its South Texas bingo properties open in October of 1996.

The Company is involved in ongoing legal proceedings in Florida. For a further discussion of these proceedings, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Item 5.  Other Events.

On September 11, 1996 the Company announced that it had signed a letter of intent to acquire three bingo centers in Mississippi. On September 24, 1996 the Company announced that it had signed another letter of intent to acquire two additional bingo centers in Mississippi. These acquisitions will be financed through stock-for-stock exchanges plus some cash. These five centers will increase the number of centers under Company operation from 13 to 18, double the number of operating centers that the Company had at the beginning of 1996.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                         American Bingo & Gaming Corp.

                                         October 28, 1996

                                         By:

                                         /s/  Gregory Wilson
                                         -------------------
                                         Gregory Wilson
                                         Chief Executive Officer

                                         /s/  John T. Orton
                                         ------------------
                                         John T. Orton
                                         Chief Financial Officer