Form 10KSB
period 1996-12-31
AMERICAN BINGO & GAMING CORP
filed 1997-03-21
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act
                                    Of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      or
  Filed Pursuant To Sections 12, 13 Or 15(D) Of The Securities Exchange Act Of
                                     1934

                        Commission File Number 1-13530

                         AMERICAN BINGO & GAMING CORP.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                               74-2723809
               --------                               ----------
   (State  or  other  jurisdiction        (I.R.S. Employer Identification No.)
 of  corporation  or  organization

515  Congress  Avenue,  Suite  1200,  Austin,  Texas                   78701
------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                        (Zip Code)

Registrant's  telephone  number,  including  area  code  (512)  472-2041
                                                         ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:None

Securities  registered  pursuant  to  Section  12(g)  of the Act:Common Stock,
                                   Redeemable  Common  Stock Purchase Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such  filing  requirement  for  the  past  90  days.          YES    X  NO
                                                                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this  Form  10-K.          YES    X  NO
                              -----

Registrant's revenues for its most current fiscal year: $3,648,262 Aggregate market value of the voting stock held by non-affiliates as of March
18,  1997:          $5,027,382
Number  of  shares  outstanding  as  of  latest  practical date:     4,162,494

DOCUMENTS  INCORPORATED  BY  REFERENCE:

Part III of this Report incorporates by reference the Registrant's definitive Proxy Statement for its annual meeting of stockholders scheduled to be held on May 22, 1997, which will be filed with the Commission within 120 days of the end of fiscal 1996.

                                    PART  I

ITEM  1  -  BUSINESS
--------------------


GENERAL

     American Bingo & Gaming Corp. (the "Company") was formed as a public company under the laws of the State of Delaware in 1994 to consummate the acquisition of bingo centers (the "centers"). The Company subsequently completed its initial public offering in December of 1994, raising approximately $5.2 million through the sale of 1,000,000 shares of the Company's common stock and 1,725,000 redeemable common stock purchase warrants. The Company netted approximately $3.1 million from the offering after the retirement of debt and payment of underwriting fees. The Company used a majority of its net public offering proceeds for expansion in 1995.

     The Company, through its subsidiaries, provides initial investment capital, facility set up, maintenance and management support for charities which utilize bingo events as a means of fundraising. The Company's participating charities raised approximately $3.6 million and $2.5 million in net proceeds after bingo prizes in 1996 and 1995, respectively, for their non-profit operations. The Company currently operates fourteen bingo centers, including seven centers in Texas, four in Alabama and three in South Carolina. The Company also operates seven game rooms with 35 video gaming machines in South Carolina. The Company had nine bingo centers and three game rooms at the end of 1995. The Company is currently negotiating several acquisitions and developments and intends to continue to grow rapidly. The Company's goal is to operate 25-30 bingo centers by the end of 1997 and 100 bingo centers by the end of the year 2000.

     The Company's revenues are primarily derived from rental revenues received from participating charities that conduct bingo sessions at the Company's bingo centers. Additional revenues are derived from vending and concession operations located in the centers as well as the sale of bingo paper, daubers and other supplies. In 1996 the Company started deriving revenues from bingo "card-minders" that allow players to play bingo electronically. The Company also derives an increasing share of its revenues from video gaming machines in its South Carolina bingo centers where video gaming is legal.

     Industry publications have reported that the North American charity bingo market grossed over $4.4 billion in 1995. Thus, bingo players spend almost $85 million per week on bingo. Management believes that the bingo market, while only a small percentage of the $250 billion total gaming market, is an attractive and growing niche overlooked by larger gaming firms. Management believes that this market will continue to be attractive due to: i) increased customer acceptance and participation; ii) favorable demographic trends, including an aging population with increasing disposable income migrating to southern U.S. states; and iii) reduced governmental funding of charities due to continual budgeting pressures. Management is also confident that the Company will continue to prosper in the charitable bingo market based on: i) management's industry knowledge and operational experience; ii) the Company's early entry as a consolidator in the nationally fragmented bingo market, with no competition on a similar scale; and iii) the Company's positioning of its bingo centers in demographically and economically desirable markets, primarily in the southern part of the U.S.


BUSINESS  OVERVIEW

     Although state and local regulations vary, the Company's basic business operation is as follows. The Company identifies markets that offer favorable population and income demographics for bingo. After the Company identifies an attractive market for potential expansion, the Company evaluates existing bingo centers, if any, within that market to identify possible acquisition candidates. If the Company does identify any desirable bingo center(s) within that target market, the Company may seek to acquire those center(s), contingent upon favorable due diligence. The Company will typically pay 1-3x proven annual cash flows for acquisitions, dependent on the initial cash paid. The Company will only pursue acquisitions of desirable centers that offer proven cash flows and/or opportunities for enhanced financial performance.

     Bingo center acquisitions typically cost more than building new centers, but offer certain advantages over building, including: i) greater predictability and more immediate investment return since the center's past performance is known; ii) no dilution of the existing bingo market through the addition of another bingo center; and iii) preservation of the Company's cash, assuming the acquisition is funded with notes and/or Company stock in addition to cash. The Company typically includes notes and stock in its acquisitions which gives the seller a stake in the continued performance of the center as well as an interest in the Company's performance. The Company also seeks performance guarantees in its acquisitions to minimize investment risk.

     If the Company cannot find an existing bingo center to purchase within a target market, the Company will re-evaluate that market to determine: i) if the market can support a new bingo center; and ii) if a desirable, low-cost site for a new bingo center is available. Building and finish-out for a new bingo center typically cost $100,000 - $250,000 which is often less expensive than acquiring an existing center. A development entails greater risk but does allow the Company to potentially earn a higher rate of return on its investment, particularly if the landlord assumes a portion of the finish-out costs. The Company will continue to expand through both acquisitions and developments.

     Concurrent with new bingo center acquisitions or developments, the Company will obtain all necessary operating permits and licenses from the appropriate state or local regulating authority. After initiating legal compliance efforts, the Company contacts local charities to discuss the fundraising opportunities that charity bingo provides. When recruiting charities, the Company considers such factors as i) the charitable cause and presence in the local community; ii) the background of charity officers or trustees; and iii) a charity's financial stability. Once charity selection is complete, the Company assists the charities in the development of an operating plan. The charities then hire a bingo center manager/head cashier to manage the center. The manager will select and supervise bingo center employees and volunteers, oversee bingo deposits and disbursements, and maintain an accounting system. Lease agreements between the Company and the charities are typically structured on an annual basis, with short-term cancellation options for both parties. The Company believes that short term leases allow it to limit its investment risk.

     After a bingo center is opened, the Company acts as a consultant and property manager to the charities in order to ensure profitable operation of the center for both the Company and the charities. The Company's income is derived from rental payments from the charities for the lease of the building and bingo equipment. Rental payments are primarily determined by the Company's investment in the property and local market conditions, and may be capped by state or local regulations. Additional income may also be earned from vending and concessions, the sale of bingo paper and supplies, and video gaming.

     Most state or local bingo regulations make participating charities responsible for the direct operation of bingo centers and employment and payment of personnel. These regulations generally prohibit management control by the Company, which eliminates Company staffing obligations and expenses. In addition, most states require that participating charities be responsible for all marketing activities and expenses.

     The Company's objective is to allow a bingo center to run on a "turnkey" basis by the charities to the extent possible. However, because of the Company's substantial investment in opening a bingo center and significant continued commitment in funding overhead costs, the Company maintains an advisory role with regard to property management. The Company and its participating charities each have a vested interest in making sure that operations are conducted in a mutually profitable way. The Company's objective is to ensure maximum net proceeds from center operations, which allows charities to generate substantial funds, and, in turn, allows the Company to earn the maximum legal rent from leasing its property, furniture and equipment to charities.

CURRENT  OPERATIONS

     The Company's bingo centers offer first class facilities and amenities, a commitment to customer satisfaction and strong charity support. The Company believes that these principles, together with the Company's management experience, industry knowledge and ability to raise capital, distinguish the Company from its competition and allow the Company and its charities to mutually prosper. The Company's participating charities raised over $3.6 million and $2.5 million in gross proceeds for their use after bingo prizes in 1996 and 1995, respectively. The Company's future expansion will remain focused on the southern part of the U.S. which offers favorable demographic and logistical advantages to the Company. A brief description of the Company's current operations by state follows.

Texas  (Seven  bingo  centers)
------------------------------
The Company has bingo centers in Austin (2) and San Antonio (1) that have open since 1987 and 1988, respectively. The Company has also invested heavily in the development of four bingo centers in McAllen (2) and Brownsville (2), Texas, which are located near the Texas - Mexico border. The McAllen and Brownsville centers opened in March and October, 1996, respectively. Texas is by far the largest bingo market in the U.S., but is highly regulated regarding prize payouts, number of weekly sessions and charity rental payments. Bingo in Texas is currently regulated by the Texas Lottery Commission.

Alabama  (Four  bingo  centers)
-------------------------------
The Company has bingo centers in Mobile (3) and Montgomery (1) that have been open since 1991 and 1992, respectively. Bingo in Alabama is regulated at the local level with varying laws between counties. Most local laws provide limits on the number of weekly sessions and prizes that can be offered.

South  Carolina  (Three  bingo  centers  and  seven  video  gaming  rooms)
--------------------------------------------------------------------------
The Company has operated bingo and gaming centers in Columbia since 1995. These centers are the Company's largest single investment to date and also represent the Company's first foray into the video gaming market with seven game rooms containing 35 total video gaming machines. The State Department of Revenue and Taxation regulates bingo and gaming in South Carolina, and limits the number of participating charities and sessions per facility. In the first quarter of 1997 the Company entered into a new lease with an independent operator to manage the three bingo centers in Columbia. The Company receives fixed rent and gaming revenue-sharing payments under this lease arrangement.

Florida
-------
The Company acquired and subsequently sold four Florida bingo centers during 1995 and early 1996 due to legal problems. The Company has not had any involvement in the operation of these bingo centers since their sale, but has collected note payments from their sale. In early 1997, the Company, pursuant to its Florida legal settlement, transferred ownership of three of the four notes to a third party (See Note 14).

EXPANSION  PLANS

     The Company's goal is to have 100 bingo centers by the end of the year 2000 and 25-30 centers by the end of 1997, although there can be no assurance of either. The Company grew from 9 to 14 centers during 1996, an increase of 55%. The Company continuously reviews industry developments and regulations for expansion opportunities. In addition, by virtue of its size and status as the largest public bingo center owner in the U.S., the Company regularly receives investment offers from bingo industry participants.

     The Company plans to acquire and/or develop bingo centers in markets that meet the Company's financial, legal, operational and demographic selection criteria. The Company will continue to target those markets that offer: i) equitable bingo regulations; ii) limited bingo and other gaming competition;
iii) attractive real estate pricing; iv) gaming opportunities; v) favorable demographics; and vi) proximity to the Company's existing operational base. Ultimately, the success of each bingo center investment is determined by customer acceptance and patronization. Management strives to maximize the probability of high customer acceptance by selecting bingo centers: i) in desirable locations; ii) in favorable competitive environments; and iii) with strong, customer-focused charity management.

     The Company has made a significant investment in assembling its corporate management team and building its internal systems and operational infrastructure. This investment cost is highly fixed and the Company intends to leverage its earnings through incremental revenue growth. Management believes it can double its current number of bingo centers without materially changing its fixed cost structure. The Company will therefore continue to execute its aggressive growth strategy by making strategic expansions in selected markets.

     The Company intends to grow through both acquisitions and developments. It uses extensive due diligence procedures to evaluate investment opportunities, including market studies, legal evaluations, financial analyses and operational reviews. The Company determines acquisition prices and development budgets based on the proposed investment's historical and projected financial performance, competitive market position, risk profile and overall strategic fit within the Company's operational plans. Acquisition terms typically include cash payments, issuance of Company securities and seller-financed notes. Consulting, non-compete and performance guaranty agreements may also be included. The Company structures most acquisitions to recoup its initial cash investment in one year or less. The Company also believes that the inclusion of its stock in acquisitions preserves cash for additional acquisitions and provides a vested interest on the part of the previous owner in the continued success of the Company.

COMPETITION
-----------

     There are thousands of commercial bingo centers in the U.S. Commercial bingo center start-up expenses are generally comprised of site selection and preparation, finish-out, equipment and furniture costs, and licensing fees which collectively total from $100,000 to $250,000 per center. Thus, there are relatively limited financial barriers to entry in this market. However, rigorous regulatory requirements and legal complexities of charity involvement in operations reduce the entry of many would-be competitors. Since bingo prize payouts are often legally limited and consistent among competing centers, competition is normally focused on a center's amenities. Bingo centers with convenient locations, attractive facilities, ample parking, attentive security, comfortable environment, friendly personnel and value-priced concessions usually succeed in their market. The Company seeks to provide the most desirable bingo center(s) in its respective markets in order to generate long-term player loyalty. The Company is committed to ensuring that its bingo centers remain appealing and that its customers are provided maximum comfort and enjoyment. Additional competition within the bingo market comes from bingo centers directly owned and run by charities. In general, however, such centers have not been able to compete with commercial centers due to, according to most bingo players, lower bingo prize payouts, smaller and less desirable facilities and amenities, and fewer bingo sessions.

     Additional competition comes from other sectors of the gaming industry such as casinos, lotteries, and pari-mutuel wagering. While the Company is cognizant of this competition, and does try to locate its bingo centers in areas insulated from such competition, the Company believes that its patrons represent unique, value-oriented customers. A day or night of bingo typically costs only $10 - $50 and provides several hours of entertainment with payouts that rival the average slot machine. Pari-mutuel bettors and casino patrons do enjoy comparable entertainment value to that which bingo provides, but generally require longer commutes to the gaming establishment as well as higher wagers for the same period of playing time. Lottery players seek much larger payouts with less time commitment, despite the infinitesimal odds. In addition, these other gaming opportunities do not provide the high degree of socializing value that bingo provides. The Company also has potential competition from American Indian gaming establishments, which enjoy certain legal, operational and tax advantages. However, the Company does not have any bingo centers that compete in American Indian gaming markets.

EMPLOYEES
---------

     As of March 18, 1997 the Company had 7 full-time employees, including four officers and three professional staff. The Company also has several independent property managers who oversee its Alabama and South Carolina properties. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

GOVERNMENT  REGULATION
----------------------

     Approximately 45 states and the District of Columbia have legalized charitable bingo. Some states have also legalized various forms of video gaming in bingo centers. Most states recognize that: i) their residents want to play bingo and will go out of state to play, if necessary; ii) charities are seeing decreased governmental funding at all levels and need supplemental funding for their operations; and iii) states can increase their tax revenues through bingo and video gaming. These states also recognize that most charities lack the investment capital and/or business acumen to independently establish bingo centers. These states have provided a regulatory structure that allows commercial lessors such as the Company to act as landlord and consultant to the charities. The Company operates within this regulatory structure and provides the charities with the expertise needed to open and operate a profitable bingo entertainment center. As a public company, the Company benefits from operating in highly regulated markets with level competitive playing fields.

     The Company and its participating charities are required to obtain and maintain permits and/or licenses from state and local regulatory agencies to open and operate a bingo center. State regulations often limit the amount that the Company can charge a charity for rent per bingo session. Some states also limit the number of weekly sessions that may be conducted in a given bingo center, as well as the prize money that a charity may pay out per session. The Company views this situation as a "double-edged sword," however, because these regulatory limitations and complexities often discourage new competition that lack the Company's industry knowledge and experience. However, there can be no assurance that current laws and regulations will not be changed or interpreted in such a way as to require the Company to further restrict its activities or rental income. It is also possible that liberalization of such regulations in certain areas would diminish the Company's competitive advantage. In states that limit the number of charity sessions, the Company recruits a sufficient number of local charities to ensure that the maximum number of sessions are conducted.

     All states providing for the operation of charity bingo centers have unique regulations. While the vast majority of these states assign the regulation of charity bingo to a state agency, in some states, regulation is under the control of localities. Most states require the participating charities to operate the bingo center. The Company is thus typically prohibited from paying the wages of those employees operating the center as well as paying any marketing or advertising expenses for the center. These regulations eliminate all bingo center payroll and advertising costs for the Company.


ITEM  2  -  PROPERTIES
----------------------

     The Company's principal executive offices are located at 515 Congress Avenue, Suite 1200, Austin, Texas, 78701, telephone (512) 472-2041. The Company leases approximately 2,400 square feet for these offices pursuant to a lease which runs through February 28, 2002. Except for the Company's South Carolina facility, which the Company owns, its bingo centers are leased or subleased by its subsidiaries pursuant to the terms set forth below. In some cases, increases in real estate taxes or operating expenses are passed through to the Company, as well as insurance, common area maintenance and repair expenses. Certain leases are guaranteed by the Company and its President.



                                                       CURRENT MONTHLY LEASEHOLD
                                        LEASE          EXPENSES, INCLUDING PASS
PREMISES                              EXPIRATION      THROUGHS AND OTHER CHARGES
--------------------------------  ------------------  ---------------------------

Texas Charities, Inc.
--------------------------------
1919 E. Riverside Dr.(1)          June 30, 2001       $                    12,635
Austin, TX

2410 E. Riverside Dr.             February 28, 1999   $                     9,325
Austin, TX

San Antonio Charities, Inc.
--------------------------------
3719 Blanco Rd.                   September 30, 2001  $                     7,598
San Antonio, TX

American Bingo & Gaming Corp.
--------------------------------
2901 N. 23rd Street               April 19, 2002      $                     9,410
McAllen, TX

Charity Bingo of Texas, Inc.
--------------------------------
1124 Central Blvd.                December 14, 2000   $                     9,356
Brownsville, TX

Bing-O-Rama, Inc.
--------------------------------
Theodore Oaks Shopping Center     September 15, 1997  $                     4,322
Theodore, AL

Village Square Shopping Center    Month-to-Month      $                     1,325
Chickasaw, AL

4130-E and F, Government Blvd.1   June 30, 1997       $                     5,150
Mobile, AL

Charity Bingo, Inc.
--------------------------------
3660 East Atlanta Highway         June 30, 1997       $                     4,980
Montgomery, AL

Columbia One Corp. & MHJ Corp.
--------------------------------
1470 Charleston Hwy.              Company-owned                                --
West Columbia, SC






ITEM  3  -  LEGAL  PROCEEDINGS
------------------------------
     None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------
     There were no items submitted to a vote of shareholders during the fourth quarter of fiscal 1996. The Company's annual shareholder meeting with voting on proxy issues is scheduled for May 22, 1997.


                                   PART  II

ITEM  5  -  MARKET  FOR  THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------------------------------------------------------------------------------
MATTERS
-------

A.    MARKET  INFORMATION
-------------------------
     The Company's Common Stock and Redeemable Common Stock Purchase Warrants are traded on the NASDAQ SmallCap Market System under the symbols "BNGO" and "BNGOW," respectively. The following table shows the range of reported high and low closing sales prices for the Company's Common Stock and Redeemable Common Stock Purchase Warrants, for the periods indicated, as reported on the NASDAQ Summary of Activity monthly reports.


                      Redeemable  Common
                Common Stock  Stock Purchase Warrants
                ------------  -----------------------
                 High    Low      High     Low
                ------  ------  --------  -----

Fiscal 1995:
--------------
First Quarter   $6 1/2  $3 7/8  $2 13/16  $   1
Second Quarter  $    5  $3 5/8  $1 13/32  $   1
Third Quarter   $    5  $3 1/2  $  1 1/8  $   1
Fourth Quarter  $4 1/2  $    3  $  1 1/4  $   1

Fiscal 1996:
--------------
First Quarter   $3 3/4  $3 1/4  $  1 1/8  $ 3/4
Second Quarter  $3 1/2  $    2  $    7/8  $ 1/4
Third Quarter   $    3  $1 1/8  $  11/16  $5/16
Fourth Quarter  $2 1/4  $1 3/8  $  15/32  $7/32



     The Company has 3,067,500 Redeemable Common Stock Purchase Warrants outstanding. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $5.00 through December 14, 1998. The Company may redeem the Warrants, after 30 days written notice at a price of $.001 per Warrant, provided that the average closing bid quotation of the Company's common stock is at least $8.00 for 20 consecutive trading days ending three days prior to the notice of redemption.

B.    APPROXIMATE  NUMBER  OF  EQUITY  SECURITY  HOLDERS
--------------------------------------------------------
     As of March 18, 1997, the approximate number of record holders of the Company's Common Stock was 69 and the approximate number of beneficial shareholders was 1,323.

C.    DIVIDENDS
---------------
     The Company has never paid any dividends on its securities. It is anticipated that any future earnings generated from operations of the Company will be reinvested to finance the growth of the Company and no dividends will be paid.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
---------------------------------------------------


OVERVIEW

     American Bingo & Gaming Corp. was incorporated in 1994 to pursue bingo and gaming business opportunities. The Company believes that the estimated $4.4 billion U.S. bingo market is extremely fragmented and inefficient and thus potentially profitable to experienced, large-scale commercial lessors and their participating charities. American Bingo is the largest public company focused exclusively on consolidating the bingo center market. The Company's strategy is to consolidate a portion of the bingo industry through the acquisition and/or development of bingo centers in attractive markets.

     In 1994, the Company acquired eight bingo centers in Texas and Alabama through stock-for-stock exchanges for the Company's common stock. In 1995 the Company added six bingo centers and closed five centers to end the year with nine centers. In 1996 the Company added five centers to close the year with 14 centers, an increase of 55% over the previous year. The Company is evaluating numerous additional bingo center acquisitions and developments to further expand its operations, primarily in the southern region of the U.S., which offers favorable demographics and operational logistics for the Company's business. The Company intends to have 25-30 bingo centers by the end of 1997. The Company's long-term goal is to operate 100 bingo centers by the end of the year 2000.

     The Company contracts with a variety of charities to conduct bingo in its centers. The Company derives revenues from the charities in the form of lease rental payments for use of its bingo center facilities, furniture and equipment. In addition, the Company generates revenues from the sale of bingo supplies (paper, daubers, etc.), vending and concession sales, and proceeds from electronic "card minders." The Company also earns revenues from video gaming machines from its South Carolina properties where video gaming is legal. The Company is generally responsible for all overhead costs of a bingo center, including property rental, finish-out of the property for bingo operations, bingo supplies, janitorial services, utilities, maintenance and repairs, security, telephone, property taxes, permits and insurance. The Company must be able to cover these expenses, plus corporate overhead, from its charity rental payments in order to earn a profit. The charities earn the net proceeds from bingo events after paying session rentals to the Company, bingo center payroll costs, bingo center marketing expenses, if any, and other normal operating costs.

     The Company's revenues and results of operations are determined by the number of Company bingo centers in operation, the number of participating charities and sessions conducted at each center, the rents that the Company can charge, the attendance and financial participation of the players, and the Company's ability to manage operating costs and overhead. The Company's financial results may therefore vary based on economic and legal factors, as well as seasonal fluctuations at certain of the Company's bingo centers. Thus, a key component of the Company's strategy is to continue to grow revenues and diversify its operations through expansion. As the Company increases its revenues while maintaining relatively constant management and infrastructure costs, the Company will increase profits through significant earnings leverage and economies of scale, although there can be no assurance of such.





LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's net cash position was $1.07 million at the end of fiscal 1996, up nearly 150% from $431,000 at the end of 1995. The majority of this cash increase was from strong operational cash flows, particularly in the fourth quarter of the year when monthly cash flows exceeded $100,000. The large cash increase was also driven by collection of the Company's Florida notes partially offset by nearly $460,000 of capital investments in 1996. The Company expects ongoing cash flows to remain strong, although there can be no assurance of this.

     During fiscal 1997 the Company plans to invest additional capital for expansion in Texas, Alabama, South Carolina and other southern states. The Company plans a particularly sharp focus on expansion in South Carolina, where the Company is experiencing strong customer demand in its bingo and gaming centers. The Company also plans additional investments in its existing facilities in 1997, although these investments should be relatively minor since most of these facilities were upgraded in 1996. The Company expects that its current cash balances in excess of $1 million, current operating cash flows in excess of $100,000 per month, and two untapped credit lines totaling $1 million will collectively provide sufficient operating and expansion capital for 1997. It is possible that the Company may need to seek incremental financing for certain sizable acquisitions.

     The Company had $4.35 million in total assets at the end of fiscal 1996. This total included $1.07 million of cash and cash equivalents, $1.71 million in net fixed assets, $1.11 million in net receivables, and $456,000 in various other assets (See Notes 1-7). The net receivables include approximately
$991,000 due from the purchasers of the Company's former Florida bingo centers. Bingo paper and other supplies are expensed at the time of purchase, and inventory of such is not considered material. The Company had $298,000 of current liabilities at yearend and $140,000 in long-term liabilities (See Notes 8-11). The Company has no long-term debt. The Company wrote off $865,000 in non-current liabilities at yearend. These liabilities were originally due to the seller of three Florida bingo centers to the Company. However, these centers generated substantial losses to the Company which contractually eliminated the balances due to the original seller. Total shareholder equity was $3.91 million at the end of fiscal 1996, which is up over $1 million from the end of 1995 (See Note 13).

RESULTS  OF  OPERATIONS

     The Company posted record sales, net income and earnings per share in 1996 after losses in 1995. The Company's substantial turnaround in 1996 was primarily led by stellar results in the Company's South Carolina operations, offset partially by poor performance in the Company's South Texas operations. The Company sees continued strong performance in South Carolina and is actively seeking to expand its operations there. The Company is seeing some improvement in South Texas, but nonetheless recorded significant write-downs of its investments there in 1996 (See Note 5). The Company's losses in 1995 were driven by nearly $2 million of non-cash charges for the issuance of Company stock warrants at a discount and Florida and Texas charges and write-offs. The Company has since favorably settled all Florida and Texas legal issues. Annual cash flows from the Company's operations have always been positive, even in 1995. The Company expects continued growth in profitability from its current operations in 1997 and expects to consummate several acquisitions and/or developments that should significantly increase the Company's profit potential, although there can be no assurance of that.


     COMPARISON OF FISCAL 1996 TO FISCAL 1995. Total revenues increased by 9% to $3.65 million in fiscal 1996 from $3.35 million in fiscal 1995. Approximately $750,000 of 1995 revenues were generated by the Company's discontinued Florida operations, versus just $74,000 in 1996. Thus, the Company's revenues from existing operations increased over 37% in 1996 when Florida revenues are excluded. Total 1996 revenue was comprised of $2.06 million of charity lease rental payments, with the balance comprised of revenues from gaming, paper, supplies, vending, concessions and other revenues. The Company expects revenues to increase in 1997 from existing operations as well as expansion activities.

     Total costs and expenses were $2.75 million in fiscal 1996 as compared to $5.72 million in fiscal 1995, representing a substantial 52% decrease. Fiscal 1995 expenses included nearly $2.0 million of one-time, non-cash charges for the issuance of Company stock purchase warrants at a discount to market and various write-offs and legal charges in Florida and Texas. Fiscal 1996 expenses included a favorable write-off of liabilities no longer deemed an obligation, offset by asset write-offs for the Company's South Texas operations, additional depreciation, a warrant receivable write-off, and various other reserves and allowances. The net effect of these non-recurring favorable and unfavorable transactions on income in 1996 was negligible. The Company expects direct operating costs to increase in 1997 commensurate with expansion, but expects annual corporate overhead of approximately $1 million to remain relatively flat. Management believes this cost structure gives the Company strong earnings leverage going forward.

     Rent and utilities comprised the single largest expense item for the Company in 1996 and totaled $879,000 versus $903,000 in 1995. Direct operational costs totaled $784,000 versus $1.25 million in 1995. This cost decrease was primarily due to the Company's exit from Florida. Operating expenses totaled $783,000 in 1996 versus $1.91 million in 1995. This big expense decrease was due to substantially reduced consulting costs and legal fees from discontinued investment banking services and settlement of Texas and Florida legal issues. Salaries and other compensation decreased from $945,000 in 1995 to $592,000 in 1996 due to lower employee bonuses. The Company recorded a favorable liability reversal of $865,000 in 1996, offset by unfavorable charges for estimated asset impairments as well as additional allowance provisions, which collectively negated the positive income effect of this liability reversal.

     Depreciation and amortization totaled $430,000 in fiscal 1996 versus $402,000 in fiscal 1995. This increase was primarily due to additional investments in the Company's South Texas and South Carolina properties, partially offset by the sale of the Company's Florida bingo center assets.

     The Company recorded $193,000 of net interest income in fiscal 1996 versus $117,000 in fiscal 1995. This increase was primarily attributable to interest earned on the Company's Florida notes receivable from the sale of its former Florida bingo centers (See Note 6).

     The Company's income tax expense for 1996 was $41,000 versus $1,000 in 1995. Income tax was negligible due to losses in 1995 and application of tax loss carryforwards against 1996 income. The Company's accumulated tax loss carryforwards exceed $2.0 million to offset expected future income.

ITEM  7  -  FINANCIAL  AND  SUPPLEMENTARY  DATA
-----------------------------------------------
     The financial statements listed in the accompanying index to financial statements are filed under Part IV, Item 13, as Exhibits to this Report, and are incorporated herein by reference.

ITEM  8  -  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURES
----------------------------------------------------------------------
     None.

                                   PART  III

Items 9-12 are Incorporated by Reference from the Company's Proxy Statement dated April 18, 1997.


                                    PART IV

ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENTS    AND  REPORTS  ON  FORM  8-K
----------------------------------------------------------------------------

Financial  Statements  and  Schedules:
-------------------------------------
     See Table of Contents at the beginning of attached financial statements on page F-1.

Exhibits  required  by  Item  601  of  Regulation  S-B.
------------------------------------------------------


EXHIBIT NO.                                      DESCRIPTION
-----------  ------------------------------------------------------------------------------------
3.1 *        Certificate of Incorporation in the state of Delaware filed on 9/8/94, as amended on
             10/17/94.
3.2 *        By-laws approved and adopted on 9/9/94.
4.1 *        Instruments Defining Rights of Security Holders, Common Stock and Redeemable
             Common Stock Purchase Warrants. (Incorporated by reference to the Registration
             Statement on Form SB-2, declared effective on 12/14/95, SEC Reg. No. 33-85300).
10.1 *       Texas Charities, Inc. (TCI) Stock Purchase Agreements, 10/7/94 and 10/14/94.
10.2 *       SA Charities, Inc. (SAC) Stock Purchase Agreements, 10/7/94 and 10/14/94.
10.3 *       Bing-O-Rama, Inc. (BRI) Stock Purchase Agreement, 10/7/94.
10.4 *       Charity Bingo, Inc. (CBI) Stock Purchase Agreement, 10/7/94.
10.5 *       Charity Bingo Inc. - Birmingham (CBI - Birmingham) Stock Purchase Agreement,
             10/3/94.
10.6 *       South Carolina Promissory Note Purchase Agreement, 2/21/95.
10.7 *       Employment agreement with Greg Wilson, 12/14/94.
10.8 *       Employment agreement with Robert Hersch, 12/14/94.
10.9 *       Employment agreement with John Orton, 3/10/95.
10.10 *      1994 Employee Stock Option Plan, 12/31/94.
10.11 *      1995 Employee Stock Option Plan, 3/31/95.
EXHIBIT NO.  DESCRIPTION
-----------  ------------------------------------------------------------------------------------
10.12 *      1995 Employee Stock Purchase Plan, 3/31/95.
10.13 *      Employment Agreement with John Richard Henry, 9/22/95.
10.14 *      Employment Agreement with Courtland Logue, Jr., 2/8/96.
10.15 *      1996 Employee Stock Option Plan, 3/29/96.
10.16        Revised Employment Agreements with Greg Wilson, Courtland Logue, Jr.
             John Richard Henry,  and John Orton, 9/10/96, 10/25/96, and 10/29/96.
10.17        1997 Employee Stock Option Plan, 3/20/97.
21.1         Subsidiaries of the Registrant, 3/20/97.
27.0         Financial Data Schedule



*  Previously  filed  with  the  Commission.


Reports  on  Form  8-K  during  the  last  quarter
--------------------------------------------------

     None.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    March  18,  1997

     AMERICAN  BINGO  &  GAMING  CORP.

     By:          /s/  GREG  WILSON
                  -----------------
                  Greg  Wilson, Chief Executive Officer, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                               TITLE                      DATE
------------------------  ----------------------------------  --------------

/s/ GREG WILSON
------------------------
Greg Wilson               Chief Executive Officer, President  March 18, 1997


/s/ COURTLAND LOGUE, JR.
------------------------
Courtland Logue, Jr.      Chairman                            March 18, 1997


/s/ JOHN ORTON
------------------------
John Orton                Chief Financial Officer             March 18, 1997

          AMERICAN  BINGO  &  GAMING  CORP.  AND  SUBSIDIARIES

                            DECEMBER  31,  1996









                                   I N D E X
                                   ---------




                                                       Page No.
                                                      ----------



INDEPENDENT AUDITORS' REPORT                          F-2



FINANCIAL STATEMENTS:


  Consolidated Balance Sheet as of December 31, 1996  F-3


  Consolidated Statements of Operations
    For the Years Ended December 31, 1996 and 1995    F-4


  Consolidated Statements of Stockholders' Equity
    For the Years Ended December 31, 1996 and 1995    F-5


  Consolidated Statements of Cash Flows
    For the Years Ended December 31, 1996 and 1995    F-6 - F-7



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            F-8 - F-23

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------





To  the  Board  of  Directors
American  Bingo  &  Gaming  Corp.


We have audited the accompanying consolidated balance sheet of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial
statements  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.







/S/ WEINICK, SANDERS & COMPANY, LLP
-----------------------------------
    Weinick, Sanders & Company, LLP


New York, N.Y.
February  21,  1997,  except  for  Note  14,
as  to  which  the  date  is  March  1,  1997


                AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 1996


                                  A S S E T S
                                  -----------


Current assets:
  Cash and cash equivalents (Note 1)                       $   1,068,969
  Accounts receivable (Note 3)                                    91,231
  Sundry receivables (Note 4)                                     26,049
  Notes receivable - current portion - net of
    allowance for doubtful collectibility
    (Notes 1 and 6)                                              347,923
  Prepaid expenses                                                58,331
                                                           --------------
      Total current assets                                 $   1,592,503

Property and equipment - at cost, net of accumulated
  depreciation and amortization (Notes 1, 5 and 10)            1,714,169

Other assets:
  Notes receivable, net of allowances for
    doubtful collectibility (Notes 1 and 6)                      642,671
  Intangible assets, net of accumulated
    amortization (Notes 1 and 7)                                 360,280
  Security deposits                                               37,551
                                                           --------------
      Total other assets                                       1,040,502
                                                           --------------

                                                           $   4,347,174
                                                           ==============


     LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------

Current liabilities:
  Accounts payable                                         $      12,944
  Notes payable - current portion (Note 10)                       39,936
  Accrued expenses and other current liabilities (Note 9)        244,760
                                                           --------------
      Total current liabilities                            $     297,640

Long-term liabilities:
  Notes payable - net of current portion (Note 10)               109,512
  Deposit payable (Note 2)                                        30,000
                                                           --------------
      Total long-term liabilities                                139,512

Commitments and contingency (Note 11)                                  -

Stockholders' equity (Notes 2 and 13):
  Preferred stock - $.01 par value
    Authorized and unissued - 1,000,000 shares
  Common stock - $.001 par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 4,162,494 shares                      4,162
  Additional paid-in capital                                  10,037,147
  Additional paid-in capital - warrants                        1,026,750
  Accumulated deficit                                       (  7,158,037)
                                                           --------------
      Total stockholders' equity                               3,910,022
                                                           --------------

                                                           $   4,347,174
                                                           ==============



                See notes to consolidated financial statements.


                AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     For  the  Years  Ended
                                                         December  31,
                                                  ----------------------------
                                                      1996           1995
                                                  -------------  -------------

Revenues (Note 1):
  Rental                                          $  2,062,737   $  2,568,869
  Gaming, concession and other                       1,585,525        782,808
                                                  -------------  -------------
Total revenues                                       3,648,262      3,351,677
                                                  -------------  -------------

Costs and expenses:
  Direct costs                                         784,357      1,248,804
  Rent and utilities                                   879,442        903,457
  Salaries and other compensation                      591,844        945,233
  Depreciation and amortization                        430,519        401,721
  Operating expenses                                   783,153      1,907,728
  Other costs and (income):
    Other income                                   (    20,241)             -
    Interest income                                (   193,084)   (   116,979)
    Interest expense                                    16,576          6,308
    (Gain) loss on sale of assets                            -        423,625
    Reduction of allowance for doubtful
      collectibility (Note 6)                      (    69,343)             -
    Impairment of long-lived assets (Note 1)           416,576              -
    Liabilities no longer deemed an
      obligation (Note 8)                          (   865,180)             -
                                                  -------------  -------------
Total costs and expenses                             2,754,619      5,719,897
                                                  -------------  -------------

Income (loss) before provision for income taxes        893,643    ( 2,368,220)

Provision for income taxes (Notes 1 and 12)             40,977          1,061
                                                  -------------  -------------

Net income (loss)                                 $    852,666    ($2,369,281)
                                                  =============  =============


Earnings per share (Note 1):
  Net income (loss) per share                     $        .21          ($.58)
                                                  =============  =============


Weighted average number of shares outstanding        4,140,026      4,090,000
                                                  =============  =============







                See notes to consolidated financial statements.


                                       AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                  Additional
                                                                     Additional     Paid-In     Subscription     Retained
                                                    Common Stock       Paid-in      Capital        Notes         Earnings
                                                  -----------------
                                                   Shares    Value     Capital     Warrants     Receivables     (Deficit)
                                                  ---------  ------  -----------  -----------  --------------  ------------
Balance at January 1, 1995                        4,083,333  $4,083  $ 9,914,936  $   172,500  $           -   ($5,641,422)

Issuance of common stock for consulting services     10,000      10       49,990            -              -             -

Issuance of redeemable common stock purchase
  warrants for consulting and other services              -       -            -      854,250      ( 100,500)            -

Net loss for year ended December 31, 1995                 -       -            -            -              -   ( 2,369,281)
                                                  ---------  ------  -----------  -----------  --------------  ------------

Balance at December 31, 1995                      4,093,333   4,093    9,964,926    1,026,750      ( 100,500)  ( 8,010,703)

Issuance of common stock to a former employee
  pursuant to severance agreement                    15,000      15       15,485            -              -             -

Sale of common stock to employees pursuant
  to Employee Stock Purchase Plan                     6,161       6       10,534            -              -             -

Issuance of common stock for consulting services      8,000       8        7,992            -              -             -

Issuance of common stock to employees                40,000      40       38,210            -              -             -

Cancellation of subscription notes receivable             -       -            -            -        100,500             -

Net income for the year ended December 31, 1996           -       -            -            -              -       852,666
                                                  ---------  ------  -----------  -----------  --------------  ------------

Balance at December 31, 1996                      4,162,494  $4,162  $10,037,147  $ 1,026,750  $           -   ($7,158,037)
                                                  =========  ======  ===========  ===========  ==============  ============


                                                       Total
                                                   Stockholders'

                                                      Equity
                                                  ---------------
Balance at January 1, 1995                        $    4,450,097

Issuance of common stock for consulting services          50,000

Issuance of redeemable common stock purchase
  warrants for consulting and other services             753,750

Net loss for year ended December 31, 1995            ( 2,369,281)
                                                  ---------------

Balance at December 31, 1995                           2,884,566

Issuance of common stock to a former employee
  pursuant to severance agreement                         15,500

Sale of common stock to employees pursuant
  to Employee Stock Purchase Plan                         10,540

Issuance of common stock for consulting services           8,000

Issuance of common stock to employees                     38,250

Cancellation of subscription notes receivable            100,500

Net income for the year ended December 31, 1996          852,666
                                                  ---------------

Balance at December 31, 1996                      $    3,910,022
                                                  ===============



                See notes to consolidated financial statements.


                    AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            For  the  Years  Ended
                                                                December  31,
                                                         ----------------------------
                                                             1996           1995
                                                         -------------  -------------

Cash flows from operating activities:
  Net income (loss)                                      $    852,666    ($2,369,281)
                                                         -------------  -------------
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Cancellation of subscription notes receivable             100,500              -
    Loss on impairment of long-lived assets                   416,576              -
    Depreciation and amortization                             430,519        401,721
    Provision for uncollectible notes receivable          (    69,343)       370,481
    Loss on disposal of property and equipment                      -        624,777
    Compensatory element of common stock
      and warrant issuances                                    61,750        803,750
    Liabilities no longer deemed an obligation            (   865,180)             -
    Increase (decrease) in cash flows as a result of
      changes in asset and liability account balances:
      Accounts receivable                                      60,316    (    57,230)
      Prepaid expenses and other current assets           (     8,331)         7,554
      Sundry receivables                                       19,519    (   135,894)
      Security deposits                                         6,708    (     8,708)
      Accounts payable                                    (   104,360)   (   126,133)
      Accrued and other current liabilities               (   289,461)       533,809
      Deposit payable                                          30,000              -
                                                         -------------  -------------
  Total adjustments                                       (   210,787)     2,414,127
                                                         -------------  -------------

Net cash provided by operating activities                     641,879         44,846
                                                         -------------  -------------

Cash flows from investing activities:
  Capital and intangible expenditures                     (   457,809)   ( 1,611,904)
  Repayments (issuances) of notes receivable                  303,724    ( 1,595,456)
                                                         -------------  -------------
Net cash used in investing activities                     (   154,085)   ( 3,207,360)
                                                         -------------  -------------

Cash flows from financing activities:
  Proceeds from capital lease obligations, net                 65,263              -
  Proceeds (payments) of notes payable, net                    74,285    (    63,934)
  Proceeds from issuance of capital stock                      10,540              -
                                                         -------------  -------------
Net cash provided by (used in) financing activities           150,088    (    63,934)
                                                         -------------  -------------

Net increase (decrease) in cash                               637,882    ( 3,226,448)

Cash at beginning of year                                     431,087      3,657,535
                                                         -------------  -------------

Cash at end of year                                      $  1,068,969   $    431,087
                                                         =============  =============



                See notes to consolidated financial statements.


                AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                   For the Years Ended
                                                      December  31,
                                                   -------------------

                                                      1996      1995
                                                    --------  --------

Supplemental Disclosures of Cash Flow Information:

  Cash payments for the year:

    Interest expense                                $ 16,576  $  6,308
                                                    ========  ========

    Income taxes                                    $    289  $  1,061
                                                    ========  ========


Non-Cash Transactions for the year:

  Issuance of common stock for employment
    and services                                    $ 61,750  $ 50,000
                                                    ========  ========

  Issuance of redeemable common stock for
    consulting, legal and other services            $      -  $753,750
                                                    ========  ========

  Acquisition of subsidiary in
    exchange for common stock                       $      -  $450,000
                                                    ========  ========

  Loss on disposal of assets from property
    sales and closures                              $      -  $423,625
                                                    ========  ========

  Acquisition of property and equipment
    in exchange for notes payable                   $      -  $700,000
                                                    ========  ========

  Cancellation of subscription notes receivable     $100,500  $      -
                                                    ========  ========

  Impairment of long-lived assets                   $416,576  $      -
                                                    ========  ========

  Liabilities no longer deemed an obligation        $865,180  $      -
                                                    ========  ========









                See notes to consolidated financial statements.

                AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996







NOTE  1  -          BASIS  OF  PRESENTATION  AND  SUMMARY  OF
     SIGNIFICANT  ACCOUNTING  POLICIES.

     (a)    Basis  of  Presentation:

          The accompanying consolidated financial statements include the accounts of American Bingo & Gaming Corp., a Delaware corpora-tion and twenty-two wholly-owned subsidiaries (hereafter collective-ly referred to as "The Company"). One of these subsidiaries, Texas Charities, Inc. ("TCI") also has one wholly-owned subsidiary. Dur-ing 1996 and 1995, ten and three of the subsidiaries, respectively, were inactive. All intercompany accounts and transactions have been eliminated.


     (b)    Use  of  Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


     (c)    Property  and  Equipment:

          The cost of equipment, furniture and fixtures is depreciated over the estimated useful lives of the assets of between five or seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the lease or the esti-mated useful lives. The cost of buildings are being amortized over thirty-nine years which approximates their estimated useful lives. Building improvements are being amortized over their estimated use-ful lives of between seven and fifteen years. Upon sale, retirement or abandonment of assets, the related cost and accumulated deprecia-tion are eliminated from the accounts and gains or losses are re-flected in income. Repairs and maintenance expenditures which do not extend  asset  lives  are  expensed  as  incurred.

NOTE  1  -          BASIS  OF  PRESENTATION  AND  SUMMARY  OF
     SIGNIFICANT  ACCOUNTING  POLICIES.    (Continued)

     (c)    Property  and  Equipment:    (Continued)

          In  1996,  the  Company  adopted  Statement  of Financial Accounting
Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that the Company recognize an impairment loss in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Management determined that certain assets, namely leasehold improvements, with a carrying value of $560,900 were impaired and wrote them down by $416,576 to their fair value. Fair value was based on estimated discounted future cash flows to be generated by two of the Company's bingo centers located in Texas (see Note 5).


     (d)    Income  Taxes:

          At December 31, 1995, the Company and its wholly-owned subsidiaries, which file a consolidated federal income tax return, have a net operating loss carryforward of approximately $3,000,000 available to reduce future taxable income which expires in the year 2010. The Company expects to utilize this carryforward loss to eliminate current tax obligations resulting from net income for the year ended December 31, 1996.

          The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" at its inception. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates.


     (e)    Cash  and  Cash  Equivalents:

          The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit.

NOTE  1  -          BASIS  OF  PRESENTATION  AND  SUMMARY  OF
     SIGNIFICANT  ACCOUNTING  POLICIES.    (Continued)

     (f)    Revenue  Recognition:

          The Company generates revenue principally from the following sources:

       (a)          Rental  Revenues:

          Rents are received from not-for-profit organizations through various sub-lease agreements of the Company's bingo centers. Certain subsidiaries are licensed by state regulatory author-ities, which dictate the number and frequency of events an organization can conduct, as well as the maximum rental fee that a licensed operator, such as these subsidiaries, may charge for usage.

       (b)          Gaming,  Concession  and  Other  Revenue:

          The Company's other sources of revenue are; (i) the leasing of video gaming machines; (ii) concessions located in the centers for the sale and supply of refreshments; (iii) vending machines located in the centers and (iv) the sale of bingo supplies, such as cards and daubers to the not-for-profit organizations. Inventory in the vending machines and concessions is not a material asset of the Company and is therefore deemed a periodic expense.


     (g)    Provision  for  Doubtful  Collectibility  on  Notes  Receivable:

          In December 1995, the Company sold certain capital assets which it had employed in the operation of three bingo centers for an aggregate selling price of $1,360,034. In February 1996, the Company sold the capital assets employed in the operation of a fourth center for $696,574. All of the sales were in exchange for installment notes receivable, ranging in terms of from 24 to 70 months (see Notes 2 and 6).

          Management elected to set up a provision for doubtful collectibility which amounted to $301,138 and $370,481 at December 31,1996 and 1995, respectively. Management periodically reviews the provision to determine its adequacy.


     (h)    Intangible  Assets:

          Intangible assets, consisting of non-compete covenants, certain gaming and commercial lessor licenses and goodwill, are periodically reviewed by management to evaluate the future economic benefits or potential impairments which may affect their recorded values to the Company.

NOTE  1  -          BASIS  OF  PRESENTATION  AND  SUMMARY  OF
     SIGNIFICANT  ACCOUNTING  POLICIES.    (Continued)

     (i)    Per  Share  Data:

          Net income (loss) per share for 1996 and 1995 has been com-puted by using the weighted average number of common shares and common stock equivalents out-standing during the year. All common stock equivalents which are deemed to be anti-dilutive have been excluded from the calculation.


     (j)    New  Accounting  Standards:

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), effective for years beginning after December 15, 1995. FAS 123 establishes new methods for accounting for the fair value of stock-based compensation. Under this new standard, companies may elect to continue accounting for grants of stock, stock options and other equity instruments under the existing rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").
Accordingly, the Company has elected to continue the application of APB 25 with regard to stock based compensation to employees.

          FAS 123 also requires pro forma disclosure of the effects on income and earnings per share from the implementation of FAS 123 where an entity elects to continue accounting for stock-based com-pensation under the rules of APB 25. The Company believes that certain assumptions necessary to arrive at these pro forma effects cannot be reasonably estimated due to the following factors: (i) the Company's limited operating history; (ii) the progressive decline in the market price of the Company's stock measured against the rapid growth in stock values for the market as a whole, making it impracticable to come up with a reasonable estimate of future market volatility for the stock, and (iii) the lack of any consis-tent trading volume in the Company's stock at present, which also prohibits any reasonable estimate of future market volatility.



NOTE  2  -          MERGERS,  ACQUISITIONS  AND  MATERIAL  DISPOSALS.

          The Company was incorporated on September 8, 1994. By agree-ments dated October 7, 10 and 14, 1994, the Company acquired all the outstanding shares of Texas Charities, Inc., SA Charities, Inc., Charity Bingo, Inc. ("CBI"), and Bing-O-Rama, Inc., in exchange for 870,000 shares of its common stock. These acquired companies and the Company were under common control at the dates of acquisition by virtue of their ownership and management. The acquisitions of these wholly-owned subsidiaries were accounted for (i) at historical cost as a pooling of interests for the acquired stock of the Company's majority stockholder, and (ii) as a purchase recorded at market value for the acquired stock of the minority interests and the resultant goodwill for the difference between the market value and their equity on the dates acquired.

NOTE  2  -          MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.  (Continued)

          In October 1994, Mr. Gregory Wilson, the Company's President, on behalf of the Company, acquired an 80% interest in Charity Bingo-Birmingham, Inc., which operated a bingo center in Pell City, Alabama ("Pell City Center"). The Pell City Center commenced operations in October 1994. Mr. Wilson transferred his 80% interest in the Pell City Center to the Company for nominal consideration. The Company closed the Pell City Center in July of 1995. The assets, net of liabilities, were transferred to CBI and the company was dissolved.

          In April 1995, the Company acquired all of the outstanding shares of stock of Americana II, Inc. (formerly J B J Enterprises, Inc.) for $50,000 in cash. Americana II was incorporated in the State of Texas in October 1994. At the date of acquisition, the corporation was inactive and its sole asset consisted of a commercial bingo lessor's license issued by the State of Texas.

          In May 1995, the Company acquired a promissory note secured by a collateral mortgage on real property, located in West Columbia, South Carolina for approximately $569,000 in cash. The Company foreclosed on the note shortly  thereafter  and  took  title  to  the  aforementioned  property.

          In June 1995, the Company transferred the real property and the value of the building improvements to Columbia One Corp. a wholly-owned South Carolina subsidiary, whereupon it commenced operation of two bingo entertainment centers.

          In April 1995, the Company acquired all of the outstanding stock of MHJ Corp. ("MHJ") for certain concession rights in the Company's bingo entertainment center. MHJ was incorporated in the State of South Carolina in May 1993. Prior to its acquisition by the Company, MHJ was a real estate brokerage company and was inactive. MHJ holds certain gaming equipment and related licenses which are employed in the Company's operations in West Columbia, South Carolina.

          In July 1995, the Company acquired all of the outstanding stock of Murdock Hall for Hire, Inc. ("MHHI") in exchange for 110,008 shares of the Company's common stock which had a market value of $450,000 on the date of acquisition. The purchase price was adjust-able up or down based on the results of operations from the centers during the first twelve months of operation. Based upon these con-tractual terms the Company believes it has no liability under this obligation. The shares have never been issued (see Note
8).

          In December 1995, the Company sold all of the tangible and intangible assets employed by MHHI. The assets had been used in the operation of the Company's bingo center in Port Charlotte, Florida. In exchange, the Company received a promissory note in the amount of $400,000, payable in 36 equal monthly installments including interest at 12% per annum, commencing January 1, 1996. Payment of the note is secured by a collateral interest in the aforementioned property.

NOTE  2  -          MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.  (Continued)

          In July 1995, the Company acquired certain assets for use in the operation of two bingo entertainment centers from Pondella Hall For Hire, Inc. ("PHHI"), for the conditional purchase price of $900,000. The Company paid the seller cash in the amount of $450,000 and issued a promissory note in the amount of $450,000, payable in 24 equal monthly installments including interest at 8% per annum. The purchase price was adjustable up or down based on the results of operations from the centers during the first twelve months of operation. The Company transferred the aforementioned assets to two of its wholly-owned subsidiaries, 6323 14th Street Hall for Hire, Inc. ("6323 HFH") and 959 Hall for Hire, Inc. ("959 HFH"), both of which were incorporated in the State of Florida on July 13, 1995 (see Note 8).

          In December 1995, the Company sold all of the tangible and intangible assets employed by 6323 HFH. The assets had been used in the operation of the Company's bingo center in Bradenton, Florida. In exchange, the Company received a promissory note in the amount of $797,453, payable in 48 monthly installments including interest at 12% per annum, commencing January 1, 1996. Payment of the note is secured by a collateral interest in the aforementioned property.

          In November 1996, the Company and the purchaser of the assets of 6323 HFH mutually agreed to amend the promissory note extending the term to 70 variable monthly installments of $21,000 during peak season and $11,000 during off-peak season maturing October 1, 2001 (see Notes 1 and 6).

          In December 1995, the Company sold all of the tangible and intangible assets employed by 959 HFH. The assets had been used in the operation of the Company's bingo center located in North Fort Meyers, Florida. In exchange, the Company received a promissory note in the amount of $162,581, payable in 36 monthly installments including interest at 12% per annum, commencing January 15, 1996. Payment of the note is secured by a collateral interest in the aforementioned property.

          In July 1995, the Company acquired certain assets to be used in the operation of a bingo center from Lou Rob, Inc. and S. Mark, Inc. (corporations under common control) for the conditional pur-chase price of $675,000. Payment of the total amount consisted of cash of $175,000, a promissory note in the amount of $250,000, payable in 24 equal monthly installments including interest at 8% per annum and a liability to issue shares of the Company's common stock having a market value of $250,000 on the date of closing. The Company transferred these assets to its wholly-owned subsidiary, Delray Hall for Hire, Inc. ("DELRAY"), which was incorporated in the State of Florida on July 13, 1995. In February 1996, the Company sold the assets which it had so acquired to an affiliate of Lou-Rob and S. Mark. The sales price was (i) $10,000 in cash at closing, (ii) 9% interest bearing installment note in the amount of $235,422, and (iii) the satisfaction of $201,152 of the note payable and $250,000 obligation to issue stock to Lou-Rob, Inc. and S. Mark, Inc.

NOTE  2  -          MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.  (Continued)

          In March 1996, the Company leased its gaming operation, located in West Columbia, South Carolina, to an unrelated third party. The lease includes the use of all the facilities and equipment employed by the Company in the operation of its gaming centers. Rent charged under the lease is equal to a specified percentage of the net revenues earned in the operation of these facilities, exclusive of all operating costs. The term of the lease is for a period of three years from the commencement date. The lease also required the tenant to secure his performance by paying a security deposit amounting to $15,000.

          In March 1996, the Company entered into a lease with an unrelated third party for the use of the Company's bingo centers located in West Columbia, South Carolina. The lease is for a period of three years and calls for the Company to receive a fixed monthly rent. In addition, the lease requires the tenant to reimburse the Company for a percentage of its insurance, utilities and tax expenses.

          During 1996, the Company incorporated two wholly-owned sub-sidiaries in the State of Texas. Americana III, Inc. and Americana IV, Inc. were established to procure bingo licenses. The companies are presently inactive.

          During 1996, the Company incorporated five wholly-owned subsidiaries in the State of Mississippi. Forest Bingo, Inc., Starkville Bingo, Inc., Louisville Bingo, Inc., Delta Bingo, Inc. and Grenada Bingo, Inc. were established to acquire the assets of already existing bingo centers in
Mississippi.    The  companies  are  presently  inactive.



NOTE  3  -          ACCOUNTS  RECEIVABLE.

          Accounts receivable consist principally of amounts due from not-for-profit organizations which conduct bingo events within the Company's various Centers and are generally payable within one month of the event. It also includes rent due from operators of conces-sions located within the Centers. All of the amounts due at December 31, 1996 amounting to $91,231 were subsequently collected and, therefore, no allowance for doubtful accounts is required.



NOTE  4  -          SUNDRY  RECEIVABLES.

          Sundry  receivables  consist  of  the  following:

     Advances  to  suppliers,
       employees  and  officers            $15,178
     Interest  receivable                    9,472
     Other                                   1,399
                                           -------

                                           $26,049
                                           =======

NOTE  5  -          PROPERTY  AND  EQUIPMENT.

          Property  and  equipment  consists  of  the  following:


Land                                  $    189,671
Buildings and building improvements        784,657
Leasehold improvements, net of
  impairment of $416,576 (Note 1)          690,644
Equipment, furniture and fixtures          671,170
Autos                                       86,879
                                      -------------
                                         2,423,021
Less:  Accumulated depreciation
         and amortization              (   708,852)
                                      -------------

                                      $  1,714,169
                                      =============



          Depreciation and amortization expense charged to operations for the years ended December 31, 1996 and 1995 amounted to $336,341 and $177,627, respectively.



NOTE  6  -          NOTES  RECEIVABLE  -  NET.

          Notes  receivable  -  net  consist  of  the  following:


A promissory note due in 35 equal
  monthly installments of $13,300,
  including interest at 12% per
  annum with a final installment of
  $12,685, maturing December 1, 1998     $    282,053

A promissory note due in 36 equal
  monthly installments of $5,400,
  including interest at 12% per annum,
  maturing December 15, 1998                  123,094

A promissory note due in 70 variable
  monthly installments of $21,000 and
  $11,000, including interest at 12%
  per annum, maturing October 1, 2001
  (see Notes 1 and 2)                         698,014

A promissory note due in 26 equal
  monthly installments of $10,000,
  including interest at 9% per annum,
  maturing April 15, 1998                     188,571
                                         -------------
                                            1,291,732
Less:  Allowance for doubtful
     collectibility of notes based
     on management's estimate of
     purchasers' ability to pay all
     notes in full to their maturity      (   301,138)
                                         -------------

Notes receivable - net of allowance
  for doubtful collectibility            $    990,594
                                         =============

NOTE  6  -          NOTES  RECEIVABLE  -  NET.    (Continued)

          Payment  of  these  notes  is  dependent  solely  upon  the  future
profitability  of  the  Centers.    Should  the  purchasers  default  in  the
performance of the notes, the only recourse available to the Company would be to foreclose on the same assets which it has sold in these transactions. None of the purchasers has made any guarantee of pay-ment, express or otherwise. While management believes the purchas-ers will continue to make a good faith effort to fulfill the terms of the agreements, it has elected to take a provision for doubtful collectibility of $301,138 and $370,481 at December 31, 1996 and 1995, respectively, which it estimates would be the resultant loss should the Company have to foreclose and subsequently resell the assets. Management re-evaluates the sufficiency of this provision periodically and adjusts the amount of the provision as necessary. At December 31, 1996, payments of principal and interest totalling $53,800 were delinquent.

          Annual  principal  maturities  under  these  notes  are  as follows:


Years Ending
December 31,                     Amount
-----------------------------  ----------

1997                           $  453,689
1998                              388,529
1999                              146,566
2000                              165,155
2001                              137,793
                               ----------
                                1,291,732
Less:  Allowance for doubtful
         collectibility           301,138
                               ----------

Notes receivable - net            990,594

Less:  Current maturities         347,923
                               ----------

                               $  642,671
                               ==========




NOTE  7  -          INTANGIBLE  ASSETS.

          Intangible  assets  consist  of  the  following:

     Goodwill          $326,787
     Covenants  not  to  compete              60,000
     Bingo  and  gaming  licenses            138,397
                                           ---------
          525,184
     Less:    Accumulated  amortization      164,904
                                           ---------

                                            $360,280
                                            ========

NOTE  7  -          INTANGIBLE  ASSETS.    (Continued)

          Goodwill, which represents the excess of the cost of assets acquired over the fair value of those assets on the date of their acquisition, is being amortized over a period of fifteen years. The covenants not to compete are being amortized over the periods of the stated benefits, ranging from one to five years. The bingo licenses which the Company acquired in 1995 at a cost of $65,275, are perpe-tual licenses which can be renewed on an annual basis at a nominal cost. Management has elected to amortize the cost to acquire these licenses over a period of forty years. The costs of gaming licenses amounting to $73,122 are being amortized over their useful lives of one to two years. Amortization expense charged to operations for the years ended December 31, 1996 and 1995 amounted to $94,178 and $224,094, respectively.

          Intangible assets which are determined to have no future benefit to the Company are written off as of the date of deter-mination. For the year ended December 31, 1996, $196,668 of fully amortized covenants not to compete were written off.



NOTE  8  -          LIABILITIES  NO  LONGER  DEEMED  AN  OBLIGATION.

          In 1995, the Company incurred two liabilities in connection with the acquisitions of certain assets employed in bingo centers in Florida. The first liability was for the issuance of shares of the Company's common stock with a market value on the date of the agree-ment of $450,000. The second liability was evidenced by a promis-sory note in the principal sum of $450,000, of which $415,180 was unpaid at December 31, 1995.

          In 1996, based upon a review of the contractual terms of the agreements which gave rise to the liabilities and after consulting legal counsel, the Company determined that it is no longer obligated under these liabilities and has reversed them to income as of December 31, 1996 (see Note
2).



NOTE  9  -          ACCRUED  EXPENSES  AND  OTHER  CURRENT  LIABILITIES.

          Accrued expenses and other current liabilities are comprised of the following:

     Accrued  professional  fees          $168,911
     Other                                  75,849
                                          --------

                                          $244,760
                                          ========

NOTE  10  -          NOTES  PAYABLE.

     Notes payable, including capital lease obligations, consist of the following:


A $27,657 note issued in connection with the purchase
  of an automobile, payable in 48 equal monthly install-
  ments of $671, including interest at 7.65% per annum    $ 27,163

A $22,272 note issued in connection with the purchase
  of an automobile, payable in 60 equal monthly install-
  ments of $450, including interest at 8.75% per annum      21,975

A $28,140 note issued in connection with the purchase
  of an automobile, payable in 60 equal monthly install-
  ments of $600, including interest at 10.00% per annum     25,147

Capital lease obligations for the acquisition of equip-
  ment amounting to $87,101, payable in monthly install-
  ments of $244 to $1,363, including interest at rates
  varying from 14.3% to 27% per annum                       75,163
                                                          --------
                                                           149,448
Less:  Current maturities                                   39,936
                                                          --------

                                                          $109,512
                                                          ========



          The  annual  principal  maturities under these notes are as follows:


Years Ending                          Capital
       December 31,           Notes    Leases
---------------------------  -------  --------

           1997              $14,808  $ 42,555
           1998               16,155    42,555
           1999               17,627    26,550
           2000               18,558         -
           2001                7,137         -
                             -------  --------

                              74,285   111,660
Less:  Amount representing
         interest and taxes        -    36,497
                             -------  --------

Present value of minimum
  lease payments              74,285    75,163
Less:  Current maturities     14,808    25,128
                             -------  --------

                             $59,477  $ 50,035
                             =======  ========

NOTE  11  -          COMMITMENTS  AND  CONTINGENCY.

     (a)    Leases:

               The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges which may be applicable. Minimum annual rentals under these leases are as follows:


Years Ending
December 31,      Amount
--------------  ----------

    1997        $  585,161
    1998           511,426
    1999           478,126
    2000           452,961
    2001           239,736
 Thereafter         36,750
                ----------

Total minimum
annual rentals  $2,304,160
                ==========



          Rent expense for the years ended December 31, 1996 and 1995 amounted to $735,405 and $772,510, respectively.


     (b)    Litigation:

          In 1995, the State of Florida brought civil and criminal charges against the Company, and three of its subsidiaries, alleging various illegal acts. The Company has vigorously defended itself against such allegations. In January 1997, the Company and the State reach a settlement resolving all outstanding legal issues. The cost of the settlement and all related legal fees have been accrued at December 31, 1996.



NOTE  12  -          INCOME  TAXES  PAYABLE.

          The Company had net operating loss carryforwards available for income tax purposes of approximately $3,000,000 at December 31, 1995, expiring in 2009 through 2010, which upon recognition may result in future tax benefits of approximately $1,020,000. At December 31, 1996, after giving effect for utilization of approxi-mately $422,000 of this tax asset, management was unable to deter-mine if the utilization of the future tax benefit was more likely than not and accordingly, the remaining asset of approximately $598,000 has been fully reserved.

NOTE  12  -          INCOME  TAXES  PAYABLE.    (Continued)

          A reconciliation of the statutory income tax effective rate is as follows:


                                1996    1995
                               ------  -------

Federal statutory rate          34.0%  (34.0%)

State and local taxes            4.6         -

Creation (utilization) of net
  operating loss carryforward  (34.0)     34.0
                               ------  -------

Effective tax rate               4.6%      - %
                               ======  =======




NOTE  13  -          STOCKHOLDERS'  EQUITY.

     (a)    Common  Stock  and  Additional  Paid-In  Capital:

               In May 1995, the Company issued 10,000 shares of its common stock to a public relations firm for services rendered through 1995. The Company attributed a fair value of $5.00 per share to the stock, resulting in a charge to operations of $50,000 and a credit to paid-in capital of $49,990 for the year ended December 31, 1995.

               In July 1996, the Company issued 15,000 shares of its common stock to a former employee of the Company pursuant to a severance agreement. The Company attributed a fair value of $1.03 per share to the stock, resulting in a charge to operations of $15,500 and a credit to paid-in capital of $15,485 for the year ended December 31, 1996.

               In September 1996, the Company issued 8,000 shares of its common stock to two individuals for professional services rendered through 1996. The Company attributed a fair value of $1.00 per share to the stock, resulting in a charge to operations of $8,000 and a credit to paid-in capital of $7,992 for the year ended December 31, 1996.

               In December 1996, the Company issued 40,000 shares of its common stock to Company employees as a bonus. The Company attributed a fair value of $.96 per share to the stock, resulting in a charge to operations of $38,250 and a credit to paid-in capital of $38,210 for the year ended December 31, 1996.

               At various dates in 1996, the Company sold 6,161 shares of its common stock to employees, pursuant to the Company's 1995 Employee Stock Purchase Plan at an aggregate price of $10,540 which resulted in a credit to paid-in capital of $10,534.

NOTE  13  -          STOCKHOLDERS'  EQUITY.    (Continued)

     (b)    Warrants:

               In 1994, the Company issued redeemable common stock purchase warrants as follows:

      (i)          337,500  warrants  to  purchasers of the Bridge Loan Units.

     (ii) 1,725,000 warrants at a price of $.10 per warrant, sold in the Company's initial public offering.

          All of the above warrants are exercisable at a price of $5 per share through December 14, 1998.

          In December 1995, the Board of Directors formally resolved to issue 1,005,000 warrants to acquire a like number of the Company's common stock at $5.00 per share as follows:

       (i)          550,000  warrants  to  the  Company's  underwriter,

      (ii)          150,000  warrants  to  two  consultants  to  the  Company,

     (iii)          155,000 warrants to several of the Company's counsels, and

      (iv)          150,000  warrants to two officer/directors of the Company.

               The  holders were granted the warrants in exchange for services rendered by these persons through December 31, 1995 of $753,750 ($0.75 per warrant) and subscription notes receivable of $100,500 ($0.10 per warrant) for an aggregate of $854,250. The Board attributed a value of $0.85 to each warrant, which approximat-ed the market value of the Company's fully traded warrants at that date. The $753,750 compensatory element of the warrants was charged to operations in 1995. In 1996, the subscription notes receivable were canceled, resulting in a charge to operations of $100,500. The warrants are exercisable through December 14, 1998.

               In June 1996, 75,000 of said warrants were canceled and 75,000 warrants of an identical nature were granted to certain of the Company's legal counsel.


     (c)    Stock  Options:

           In 1994, 1995 an 1996, the shareholders approved the adoption of the Company's 1994, 1995 and 1996 Employee Stock Option Plans ("The Plan"). The Plans authorize the Company's Board of Directors to grant options for the purchase of up to 250,000, 500,000 and 500,000 shares, respectively, of the Company's common stock to employees, consultants, professionals and non-employee directors.

               In February 1995, the Company granted options to acquire 100,000 shares of common stock to a consultant (and former employee) of the Company. The options vest over a period of three years with exercise prices ranging from $1.17 to $4.00 per share. As of December 31, 1996, 66,667 of such options were vested with exercise prices of $3.03 to $4.00 per share.

NOTE  13  -          STOCKHOLDERS'  EQUITY.    (Continued)

               In February 1996, the Company granted options to acquire 5,000 shares of the Company's common stock to an employee. The options vest over a year and are exercisable at a price of $2.00 per share. As of December 31, 1996, 4,167 of such options are fully vested.

               In April 1996, the Company granted options to acquire 5,000 shares of the Company's common stock to a consultant of the Company. The options were fully vested at the date of grant and are exercisable at a price of $3.13 per share.

               In September 1996, the Company granted options to acquire 325,000 shares of its common stock to its Board Chairman. The options vest at a rate of 9,500 shares per month and are exercisable at a price of $.96 per share. As of December 31, 1996, 38,000 of such options were fully vested.

               In October 1996, the Company granted options to purchase 100,000 shares of its common stock each, to two key employees of the Company. The options replaced similar options previously granted to these individuals in February and September 1995. The options are exercisable for a period of fives years from the original dates of grant and vest over a period of three years with varying exercise prices which are related to the average market values on the deter-mination dates. As of December 31, 1996, 133,334 of such options were vested at exercise prices ranging from $1.00 to $2.50 per share.

               In October 1996, the Company granted options to acquire 300,000 shares of its common stock to its president. The options vest at rate of 8,334 shares per month and are exercisable at a price of $.96 per share. As of December 31, 1996, 25,002 of such options were fully vested.


     (d)    Employee  Stock  Purchase  Plan:

               In April 1995, the shareholders voted to approve and adopt the Company's 1995 Employee Stock Purchase Plan. Under the terms of the plan, all full time employees are eligible to participate in the plan with the exception of employees who own, either directly or indirectly, 5% or more of the outstanding shares of the Company's common stock. The plan is administered by the disinterested Directors of the Company. The Company has reserved 50,000 shares of stock for sale under the plan. The plan currently has two partici-pants. At December 31, 1996, the Company was not obligated to issue any additional shares.

               Under FAS 123, the Plan is considered a compensatory plan since employees are permitted to purchase stock at 85% of the lower of the beginning or ending market price during each six month period. The Company has elected to continue accounting for stock purchases under the Plan in accordance with the existing rules contained in APB 25.

NOTE  13  -          STOCKHOLDERS'  EQUITY.    (Continued)

     (e)    Paid-In  Capital  -  Warrants:

               As of December 31, 1995, the Board of Directors resolved to sell 1,005,000 redeemable common stock purchase warrants to various entities and individuals (as described in more detail in note 12(b)), at a price of $.10 per warrant, a discount of $.75 per warrant from market value as of the date of resolution. The sale of the warrants and the related charges for services previously render-ed were recorded as of December 31, 1995, resulting in a credit to additional paid-in capital-warrants of $854,250.



NOTE  14  -  SUBSEQUENT  EVENTS.

               On March 1, 1997, pursuant to its settlement with the State of Florida, the Company sold three of its notes receivable to a corporation which provides management services to the Company on its Alabama operations. In exchange, the Company received a promissory note in the principal sum of $1,033,930, payable in variable amounts, with interest charged at 12% of the outstanding principal balance through October 2001. The transaction did not result in the recognition of a gain or loss to the Company.