Form 10QSB
period 1997-03-31
AMERICAN BINGO & GAMING CORP
filed 1997-04-30
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
(Mark  one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1997

Commission  file  No.    0-13530
                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         AMERICAN BINGO & GAMING CORP.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)


              DELAWARE                                          74-2723809
              --------                                          ----------
(State  or  other  jurisdiction  of                         (I.R.S. Employer
incorporation  or  organization)                           Identification No.)


            515 CONGRESS AVENUE, SUITE 1200,  AUSTIN, TEXAS  78701
            ------------------------------------------------------
                   (Address of principal executive offices)

                                (512) 472-2041
                                --------------
                        (Registrant's telephone number)


Securities  registered  pursuant  to  Section  12(b)  of  the  Act:       NONE

Securities  registered  pursuant  to  Section  12(g) of the Act: COMMON STOCK,
                                     REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                           COMMON STOCK $0.001 PAR VALUE
                           -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [  X  ]          NO    [    ]


On APRIL 21, 1997, the Registrant had 4,235,494 shares of its $.001 par value common stock outstanding.

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
-----------------------------------------

                                                                     March 31, 1997
ASSETS
Current Assets
    Cash and cash equivalents                                       $     1,246,330
    Accounts receivable, net                                                 89,977
    Notes receivable - current, net (Note 2)                                322,759
    Other current assets                                                     50,493
------------------------------------------------------------------------------------
Total Current Assets                                                      1,709,559

Property and Equipment, net  (Note 3)                                     1,794,384

Other Assets
    Notes receivable, net (Note 2)                                          600,873
    Intangible assets, net  (Note 4)                                      1,259,665
    Licenses, other non-current assets                                      139,998
Total Other Assets                                                        2,000,536
------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $     5,504,479
====================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable and accrued expenses                           $       177,568
    Deferred revenues                                                        30,000
------------------------------------------------------------------
    Obligations under capital leases - current                               41,576
    Note payable - current (Note 5)                                         125,348
------------------------------------------------------------------------------------
Total Current Liabilities                                                   374,492

Long-term liabilities
   Obligations under capital leases                                          97,448
   Note payable (Note 5)                                                    614,429
   Other payable (Note 6)                                                   206,250
------------------------------------------------------------------------------------
Total Long-term Liabilities                                                 918,127

Shareholders' Equity
    Preferred Stock, $.01 par value, authorized 1,000,000 shares,
      no shares issued and outstanding                                           --
    Common Stock, $.001 par value, authorized 20,000,000 shares,
      issued and outstanding 4,162,494 shares                                 4,163
    Additional paid-in capital                                           11,063,896
    Retained earnings (accumulated deficit)                              (6,856,199)
------------------------------------------------------------------------------------
Total Shareholders' Equity                                                4,211,860

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     5,504,479
====================================================================================



See  accompanying  notes
                                                                             1

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  NET  INCOME  (UNAUDITED)


For Three Months Ended March 31,          1997         1996
---------------------------------------------------------------
REVENUES:
     Rental                            $  537,531   $  523,798
     Gaming, concession and other         498,256      407,260
                                       -----------  -----------

TOTAL REVENUES                          1,035,787      931,058


DIRECT OPERATING COSTS:
    Rent and supplies                     251,938      266,442
    Depreciation and amortization          90,520       73,102
    Other operating costs                 183,432      214,326
                                       -----------  -----------

TOTAL DIRECT OPERATING COSTS              525,890      553,870
---------------------------------------------------------------


OPERATING INCOME                          509,897      377,188

     %                                       49.2%        40.5%


GENERAL & ADMINISTRATIVE EXPENSES         270,335      248,567


INTEREST INCOME, NET                      (62,276)     (39,052)
---------------------------------------------------------------


INCOME BEFORE TAXES                       301,837      167,673


PROVISION FOR INCOME TAXES (Note 7)            --           --
---------------------------------------------------------------



NET INCOME                             $  301,837   $  167,673
===============================================================



EARNINGS PER SHARE                     $      .07   $      .04
===============================================================


 Weighted average shares outstanding    4,202,679    4,093,333




See  accompanying  notes


                                                                             2

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)



For Three Months Ended March 31,                         1997        1996
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                        $  301,837   $167,673

    Adjustments to reconcile net income to
     net cash provided by operating activities:

    Depreciation and amortization                         96,640     74,989
    Changes in operating assets and liabilities, net     (67,389)   (93,999)
----------------------------------------------------------------------------


NET CASH PROVIDED BY OPERATING ACTIVITIES             $  331,088   $148,633


CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                (140,265)   (73,327)
    Collection of notes receivable                        66,962     86,555
    Acquisition of intangible assets                     (70,000)        --
----------------------------------------------------------------------------


NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES    ($143,303)  $ 13,228


CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment of notes payable                                  --     (9,900)
    Payments under capital leases                        (10,424)        --
----------------------------------------------------------------------------


NET CASH (USED IN) FINANCING ACTIVITIES                 ($10,424)   ($9,900)


NET INCREASE IN CASH                                  $  177,361   $151,991


CASH - BEGINNING OF PERIOD                            $1,068,969   $431,087
----------------------------------------------------------------------------


CASH - END OF PERIOD                                  $1,246,330   $583,078
============================================================================



See  accompanying  notes


                                                                             3

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
March  31,  1997

------------------------------------------------------------------------------
NOTE  1    BASIS  OF  PRESENTATION
------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its wholly-owned subsidiaries, hereafter collectively referred to as "The Company." The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and inter-company eliminations considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to risks and uncertainties, including the impact of government regulation, competition, capital resources, and general economic conditions, among others. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

------------------------------------------------------------------------------
NOTE  2    NOTES  RECEIVABLE
------------------------------------------------------------------------------

Notes receivable consist of two notes totaling $1.6 million from the sale of four of the Company's former bingo centers in Florida. The current balance on these notes is approximately $1.19 million, of which $323,000 is due within the next year. These notes each have unique terms, including annual interest rates of 9-12% and maturity dates in 1998-2001. Payment on these notes is primarily dependent on the profitability of the centers. As such, the Company has an outstanding reserve of $268,000 for collectibility on these notes, which is being amortized over the life of the notes. Approximately 5% of the outstanding note balance was past due at the end of the first quarter of 1997, but has subsequently been collected.

------------------------------------------------------------------------------
NOTE  3    PROPERTY  AND  EQUIPMENT
------------------------------------------------------------------------------

Property  and  Equipment  at  March  31,  1997  consists  of  the  following:

  Land                                       $  189,671
  Buildings and improvements                    772,246
  Leasehold improvements                        709,577
  Equipment and furniture                       750,794
  Automobiles                                    86,879
                                             -----------
                  Sub-total                               2,509,167
  Accumulated depreciation and amortization                (714,783)
                                                         -----------

  Net Property and Equipment                             $1,794,384



                                                                             4
AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
March  31,  1997

------------------------------------------------------------------------------
NOTE  4    INTANGIBLE  ASSETS
------------------------------------------------------------------------------

Intangible  Assets  at  March  31,  1997  consist  of  the  following:

      Goodwill                  $1,342,519
      Covenants not to compete      60,000
                                -----------
            Sub-total                        1,402,519
      Accumulated amortization                (142,854)
                                            -----------

      Net Intangible Assets                 $1,259,665



The Company's intangible assets have been recorded in connection with the Company's acquisition of certain bingo centers in Texas, Alabama and South Carolina. The Company added $1.02 million of goodwill during the first quarter of 1997 pursuant to its acquisition of an increased ownership interest in the bingo, gaming and concession proceeds from its Columbia, South Carolina bingo and gaming centers. Goodwill and covenants are being amortized over 15 and 5 years, respectively, consistent with management's estimates of the useful lives of these assets.

------------------------------------------------------------------------------
NOTE  5    NOTE  PAYABLE
------------------------------------------------------------------------------

This note represents the Company's obligation of $740,000 to the operator of its South Carolina bingo centers. This liability was incurred in the first quarter of 1997 pursuant to the Company's purchase of an increased ownership interest in the bingo, gaming and concession proceeds from its Columbia, South Carolina bingo and gaming centers from its operator. This note is payable at $15,000 per month over five years at 8% interest. Approximately $125,000 of this note is due within the next year.

------------------------------------------------------------------------------
NOTE  6    OTHER  PAYABLE
------------------------------------------------------------------------------

Other payable of $206,250 represents the Company's liability to issue 300,000 shares of its common stock to the operator of its South Carolina bingo centers. This liability was incurred in the first quarter of 1997 pursuant to the Company's purchase of an increased ownership interest in the bingo, gaming and concession proceeds from its Columbia, South Carolina bingo centers from its operator. This stock is subject to a two year Company lock-up agreement.

------------------------------------------------------------------------------
NOTE  7    INCOME  TAXES
------------------------------------------------------------------------------

The Company did not record any federal income tax liability for the first fiscal quarter of 1997 or 1996 due to accumulated tax loss carryforwards of approximately $3.0 million at the end of fiscal 1995. The Company had available over $2.0 million of tax loss carryforwards at the end of 1996 and does not expect to incur any federal income tax liability until this carryforward is depleted.
                                                                             5
AMERICAN  BINGO  &  GAMING  CORP.
March  31,  1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

American Bingo & Gaming Corp. was formed as a Delaware corporation on September 8, 1994 to pursue bingo and gaming business opportunities. The Company completed its initial public offering in December 1994, raising approximately $5.2 million through the issuance of common stock and warrants. The Company netted approximately $3.1 million from this offering after the retirement of debt and payment of underwriting fees. The Company used a majority of these proceeds for expansion activities in 1995. The Company, through its subsidiaries, provides initial investment capital, facility set-up, maintenance and management support for charities which utilize bingo events as a means of fundraising. Participating charities at the Company's bingo centers raised over $3.6 million and $2.5 million in 1996 and 1995, respectively. The Company's revenues are primarily derived from rental revenues from participating charities that conduct bingo activities at the Company's bingo centers. Additional revenues are also generated from video gaming rooms in South Carolina, as well as vending and concession operations, the sale of bingo paper and supplies, electronic bingo "card-minders" and other miscellaneous revenues.

Company management believes that the $4.4 billion North American charitable bingo market is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. Management believes that the Company's industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable the Company and its participating charities to mutually prosper. The Company currently has fourteen total bingo centers located in various markets in Texas, Alabama and South Carolina and intends to continue its expansion through acquisitions and developments in selected markets. Management's goal is to operate 25-30 bingo centers by the end of 1997 and 100 bingo centers by the end of the year 2000.

RESULTS  OF  OPERATIONS

The Company generated consolidated revenues of nearly $1.04 million during its first fiscal quarter of 1997, ended March 31, 1997, as compared to $931,000 in the comparable period of the prior fiscal year, which represents an increase of $105,000 or 11%. Sales from existing bingo centers increased over $178,000 or 22% during this time period. This quarter's sales increase was led by the Company's successful South Carolina operations. Approximately 50% of this quarter's total revenues were derived from charity rental revenues, with the balance comprised of gaming, paper, concessions and other revenues. The Company expects quarterly revenues to increase in 1997 based on: i) the successful opening of the Company's four new South Carolina bingo and gaming centers planned for the second quarter; ii) additional centers expected to be opened in the second half of the year; and iii) from additional growth of existing operations. There can be no assurance of any of the foregoing projections.

Direct operating costs of the Company's bingo centers totaled $526,000 during the first quarter of 1997 versus $554,000 in the comparable 1996 quarter, which represents a decrease of $28,000 or 5%, despite the 11% sales increase discussed previously. This cost decrease was attributable to a business mix shift away from the Company's former Florida operations to the Company's South Carolina operations, which have been more profitable. Approximately 65% of the current period's direct operating costs were comprised of rent, supplies, depreciation and amortization, which are relatively fixed costs. The balance of direct costs is primarily comprised of janitorial, utilities, management and professional services costs.

General & Administrative (G&A) expenses totaled $270,000 during the first quarter of 1997 as compared to $249,000 in the year ago period, an increase of nearly $22,000 or 9%. This expense increase was mainly due to higher personnel costs, which comprise approximately half of the Company's total G&A costs.

                                                                             6
AMERICAN  BINGO  &  GAMING  CORP.
March  31,  1997

RESULTS  OF  OPERATIONS  (CONTINUED)

Net interest income for the quarter ended March 31, 1997 totaled $62,000 as compared to $39,000 in the year ago period. Interest income was higher in 1997 primarily due to higher cash balances. However, a majority of the Company's interest income is derived from the Company's notes receivable (See Note 2).

The Company did not record any federal income tax expense during the current quarter or comparable year ago period due to tax loss carryforwards. The Company's tax loss carryforward balance was in excess of $3 million at the end of fiscal 1995 and in excess of $2 million at the end of fiscal 1996. The Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits, although there can be no assurance of such (See Note 7).

Net income for the first fiscal quarter of 1997 was a record $302,000, which equated to earnings per share of $.07. Net income for the comparable quarter of 1996 was $168,000, which equated to earnings per share of $.04. The majority of the Company's $134,000 or 80% net income increase was due to the continued success of the Company's South Carolina operations which were significantly more profitable in the first quarter of 1997. Management believes that the Company's direct operating costs and G&A expenses are relatively fixed. Therefore, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, should continue to favorably leverage the Company's net income performance.


LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 1997, the Company had cash and cash equivalents of nearly $1.25 million, more than double the cash on hand at March 31, 1996 and an increase of over $177,000 from the end of fiscal 1996. First quarter 1997 cash flows were led by over $331,000 of cash flows generated from operations, offset by $143,000 of net investment expenditures and $10,000 of financing activity expenditures. The Company invested nearly $100,000 for ten additional gaming machines for its South Carolina centers in the first quarter. The Company expects to invest $200,000 - $400,000 to open four new bingo and gaming centers in South Carolina in the second quarter of 1997. The Company expects its cash balances to continue to increase assuming: i) the continuation of strong cash flows from existing operations; ii) the timely opening of its four new South Carolina bingo and gaming centers; and iii) continued collection of its Florida notes receivable. There can be no assurance of any of the foregoing assumptions.

Current assets totaled $1.71 million at the end of the first quarter, providing the Company with working capital of $1.34 million and a current ratio (current assets divided by current liabilities) of over 4.5. Accounts receivable totaled $90,000 at March 31, 1997. Because the Company collects most of its receivables from its participating charities within one to four weeks from the time earned, accounts receivable normally represent only a small portion of the Company's total assets. Total notes receivable, less provision for doubtful collectibility, totaled $924,000 million at March 31, 1997. Assuming all note payments are made to the Company on a timely basis, the Company collects nearly $50,000 per month from these notes. Bingo paper and other supplies are expensed at the time of purchase; thus no inventory is recorded for operations.

Current liabilities totaled $374,000 at the end of the first quarter, with nearly half comprised of accounts payable and accrued expenses and the balance primarily comprised of note payments due over the next year. The Company also had $918,000 of long-term obligations, the majority of which were comprised of obligations for a note and stock payable to the operator of the Company's South Carolina bingo and gaming centers (See Notes 5 and 6).


7
AMERICAN  BINGO  &  GAMING  CORP.
March  31,  1997

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

The Company had total assets of over $5.50 million and total liabilities of $1.29 million at the end of the first quarter, with shareholder equity of $4.21 million. Management believes that its current cash balances of $1.25 million, current operational cash flows in excess of $100,000 per month and two credit lines totaling $1.0 million will support operational and expansion requirements for the next year. The Company intends to finance future expansion primarily through the use of cash, stock and notes. The Company may seek incremental financing for certain particularly lucrative acquisition opportunities.


PART  II  -  OTHER  INFORMATION

ITEM  4.  CHANGES  IN  REGISTRANT'S  CERTIFYING  ACCOUNTANT.

As of April 23, 1997, the Board of Directors of American Bingo & Gaming Corp. engaged King, Griffin & Adamson P.C. of Dallas, Texas as the Company's principal accountant to audit the Company's financial statements. The Company dismissed Weinick, Sanders & Co., LLP as its principal auditors as of this date. There were no adverse opinions, disclaimers of opinions or modifications as to uncertainty, audit scope or accounting principles by the previous auditor in the prior two years. Also, there were no disagreements on accounting and financial disclosure issues with the previous auditor in the prior two years.





                                        SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                        American Bingo & Gaming Corp.

                                        April 25, 1997


                                        By:

                                        /s/ Gregory L. Wilson
                                        ---------------------
                                        Gregory L. Wilson
                                        Chief Executive Officer


                                        /s/ John T. Orton
                                        -----------------
                                        John T. Orton
                                        Chief Financial Officer




                                                                             8




                                        SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                        American Bingo & Gaming Corp.

                                        April 25, 1997


                                        By:

                                        ---------------------
                                        Gregory L. Wilson
                                        Chief Executive Officer


                                        -----------------
                                        John T. Orton
                                        Chief Financial Officer