Form 10QSB
period 1997-06-30
AMERICAN BINGO & GAMING CORP
filed 1997-07-31
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark  one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1997

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

             515 CONGRESS AVENUE, SUITE 1200,  AUSTIN, TEXAS 78701
             -----------------------------------------------------
                   (Address of principal executive offices)

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


On JULY 7, 1997, the Registrant had 4,645,919 shares of its $.001 par value Common Stock outstanding.

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
-----------------------------------------

                                                                     June 30, 1997
-----------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $      681,736
    Accounts receivable, net . . . . . . . . . . . . . . . . . . .         216,980
    Notes receivable - current, net (Note 2) . . . . . . . . . . .         331,255
    Other current assets . . . . . . . . . . . . . . . . . . . . .          98,406
-----------------------------------------------------------------------------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .       1,328,377

Property and Equipment, net  (Note 3). . . . . . . . . . . . . . .       3,007,994

Other Assets
    Notes receivable, net (Note 2) . . . . . . . . . . . . . . . .         556,461
    Intangible assets, net  (Note 4) . . . . . . . . . . . . . . .       1,252,243
    Licenses, Other non-current assets, net. . . . . . . . . . . .         184,150
-----------------------------------------------------------------------------------
Total Other Assets . . . . . . . . . . . . . . . . . . . . . . . .       1,992,854

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    6,329,225
===================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable and accrued expenses. . . . . . . . . . . . .  $      229,546
    Note payable - current (Note 5). . . . . . . . . . . . . . . .         126,870
    Obligations under capital leases - current . . . . . . . . . .          73,551
-----------------------------------------------------------------------------------
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . .         429,967

Long-term liabilities
    Note payable (Note 5). . . . . . . . . . . . . . . . . . . . .         582,501
    Obligations under capital leases . . . . . . . . . . . . . . .         189,564
-----------------------------------------------------------------------------------
Total Long-term Liabilities. . . . . . . . . . . . . . . . . . . .         772,065

Shareholders' Equity
    Preferred Stock, $.01 par value, authorized 1,000,000 shares,
      no shares issued and outstanding . . . . . . . . . . . . . .              --
    Common Stock, $.001 par value, authorized 20,000,000 shares,
      issued and outstanding 4,645,919 shares. . . . . . . . . . .           4,646
    Additional paid-in capital . . . . . . . . . . . . . . . . . .      11,548,547
    Retained earnings (accumulated deficit). . . . . . . . . . . .      (6,426,000)
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . .       5,127,193

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . .  $    6,329,225
===================================================================================



See  accompanying  notes

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)


For Three Months Ended June 30,                  1997         1996
----------------------------------------------------------------------
REVENUES:
     Rental. . . . . . . . . . . . . . . . .  $  685,398   $  534,730
     Gaming, concession and other. . . . . .     625,015      328,490
                                              -----------  -----------

TOTAL REVENUES . . . . . . . . . . . . . . .   1,310,413      863,220


DIRECT OPERATING COSTS:
    Rent and supplies. . . . . . . . . . . .     280,781      216,237
    Depreciation and amortization. . . . . .      74,656       66,883
    Other operating costs. . . . . . . . . .     198,497      193,530
                                              -----------  -----------

TOTAL DIRECT OPERATING COSTS . . . . . . . .     553,934      476,650

----------------------------------------------------------------------

OPERATING INCOME . . . . . . . . . . . . . .     756,479      386,570

OPERATING MARGIN (%) . . . . . . . . . . . .        57.7%        44.8%


GENERAL & ADMINISTRATIVE EXPENSES. . . . . .     340,254      249,695

INTEREST INCOME, NET . . . . . . . . . . . .     (13,974)     (48,982)

----------------------------------------------------------------------

INCOME BEFORE TAXES. . . . . . . . . . . . .     430,199      185,857


PROVISION FOR INCOME TAXES (Note 6). . . . .          --           --

----------------------------------------------------------------------

NET INCOME . . . . . . . . . . . . . . . . .  $  430,199   $  185,857
======================================================================



EARNINGS PER SHARE (Note 7). . . . . . . . .  $      .10   $      .05


EARNINGS PER SHARE - ASSUMING FULL DILUTION.  $      .10   $      .05


WEIGHTED AVERAGE SHARES OUTSTANDING. . . . .   4,194,694    4,108,394


WEIGHTED AVERAGE SHARES OUTSTANDING -
  ASSUMING FULL DILUTION . . . . . . . . . .   4,454,632    4,108,394



See  accompanying  notes

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)


For Six Months Ended June 30,                    1997         1996
----------------------------------------------------------------------
REVENUES:
     Rental. . . . . . . . . . . . . . . . .  $1,222,929   $1,058,528
     Gaming, concession and other. . . . . .   1,123,270      735,750
                                              -----------  -----------

TOTAL REVENUES . . . . . . . . . . . . . . .   2,346,199    1,794,278


DIRECT OPERATING COSTS:
    Rent and supplies. . . . . . . . . . . .     535,185      482,679
    Depreciation and amortization. . . . . .     165,176      139,985
    Other operating costs. . . . . . . . . .     381,398      407,856
                                              -----------  -----------

TOTAL DIRECT OPERATING COSTS . . . . . . . .   1,081,759    1,030,520

----------------------------------------------------------------------

OPERATING INCOME . . . . . . . . . . . . . .   1,264,440      763,758

OPERATING MARGIN (%) . . . . . . . . . . . .        53.9%        42.6%


GENERAL & ADMINISTRATIVE EXPENSES. . . . . .     610,589      498,262

INTEREST INCOME, NET . . . . . . . . . . . .     (78,185)     (88,034)

----------------------------------------------------------------------

INCOME BEFORE TAXES. . . . . . . . . . . . .     732,036      353,530


PROVISION FOR INCOME TAXES (Note 6). . . . .          --           --

----------------------------------------------------------------------


NET INCOME . . . . . . . . . . . . . . . . .  $  732,036   $  353,530
======================================================================



EARNINGS PER SHARE (Note 7). . . . . . . . .  $      .18   $      .09


EARNINGS PER SHARE - ASSUMING FULL DILUTION.  $      .17   $      .09


WEIGHTED AVERAGE SHARES OUTSTANDING. . . . .   4,167,360    4,100,864


WEIGHTED AVERAGE SHARES OUTSTANDING -
  ASSUMING FULL DILUTION . . . . . . . . . .   4,427,298    4,100,864



See  accompanying  notes

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


For Six Months Ended June 30,                                         1997          1996
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $    732,036   $ 350,530

    Adjustments to reconcile net income to
      net cash provided by operating activities:

    Depreciation and amortization. . . . . . . . . . . . . . . .       177,506     143,759
    Changes in operating assets and liabilities, net . . . . . .      (197,933)   (311,385)

-------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . .  $    711,609   $ 185,904


CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures . . . . . . . . . . . . . . . . . . . .    (1,417,961)   (101,468)
    Acquisition of intangible assets . . . . . . . . . . . . . .    (1,051,932)         --
    Collection of notes receivable . . . . . . . . . . . . . . .       102,878     194,723

-------------------------------------------------------------------------------------------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES. . . . . . .   ($2,367,015)  $  93,255


CASH FLOWS FROM FINANCING ACTIVITIES:

    Acquisition financings/repayments (Note 5) . . . . . . . . .       875,621      (9,900)
    Equipment financings under capital leases. . . . . . . . . .       113,668          --
    Issuance of common shares under Employee Stock Option Plans
      and Employee Stock Purchase Plan . . . . . . . . . . . . .       278,884       7,000

-------------------------------------------------------------------------------------------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES. . . . . . .  $  1,268,173     ($2,900)


NET INCREASE/(DECREASE) IN CASH. . . . . . . . . . . . . . . . .     ($387,233)  $ 276,259


CASH - BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .  $  1,068,969   $ 431,087
-------------------------------------------------------------------------------------------


CASH - END OF PERIOD . . . . . . . . . . . . . . . . . . . . . .  $    681,736   $ 707,346
===========================================================================================

See  accompanying  notes

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
June  30,  1997


NOTE  1    BASIS  OF  PRESENTATION


The accompanying unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its wholly-owned subsidiaries, hereafter collectively referred to as "The Company." The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and inter-company eliminations considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to risks and uncertainties, including customer attendance and spending, competition, capital resources, government regulation and general economic conditions, among others. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.


NOTE  2    NOTES  RECEIVABLE


Notes receivable consist of two notes totaling $1.6 million from the sale of four of the Company's former bingo centers in Florida. The current balance on these notes is approximately $1.1 million, of which $331,000 is due within the next year. These notes each have unique terms, including annual interest rates of 9-12% and maturity dates in 1998-2001. Approximately 10% of the current note balances were past due at the end of the second quarter of 1997, a portion of which was collected subsequent to the end of the quarter. Management has provided a reserve, currently totaling $265,000, for collectibility on these notes. This reserve is amortized as the notes are collected (See Item 1 - Legal Proceedings).


NOTE  3    PROPERTY  AND  EQUIPMENT


Property  and  Equipment  at  June  30,  1997  consists  of  the  following:

  Land. . . . . . . . . . . . . . . . . . .  $  189,671
  Buildings and improvements. . . . . . . .     744,395
  Leasehold improvements. . . . . . . . . .     767,571
  Equipment and furniture . . . . . . . . .     816,680
  Acquisitions, capital expenditures. . . .   1,181,671
  Automobiles . . . . . . . . . . . . . . .      86,875
                                             -----------
                  Sub-total . . . . . . . .                3,786,863
  Accumulated depreciation and amortization                 (778,869)
                                                          -----------

  Net Property and Equipment. . . . . . . .               $3,007,994

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
June  30,  1997


NOTE  4    INTANGIBLE  ASSETS


Intangible  Assets  at  June  30,  1997  consist  of  the  following:

      Goodwill . . . . . . . .  $1,342,519
      Covenants not to compete      60,000
                                -----------
            Sub-total. . . . .               1,402,519
      Accumulated amortization                (150,276)
                                            -----------

      Net Intangible Assets. .              $1,252,243


The Company's intangible assets have been recorded in connection with the Company's acquisition of certain bingo centers in Texas, Alabama and South Carolina. The Company added approximately $1.0 million of goodwill at the end of the first quarter of 1997 pursuant to its acquisition of an increased ownership interest in the bingo, gaming and concession proceeds from its Columbia, South Carolina bingo and gaming centers. Goodwill and covenants are being amortized over 15 and 5 years, respectively, consistent with management's estimates of the useful lives of these assets.


NOTE  5    NOTE  PAYABLE


This note, originally $740,000, represents the Company's obligation to the operator of its South Carolina bingo centers. This liability was incurred at the end of the first quarter of 1997 pursuant to the Company's purchase, from its operator, of an increased ownership interest in the bingo and gaming proceeds from its Columbia, South Carolina centers. This note is payable at $15,000 per month over five years at 8% interest. Approximately $127,000 of this note is due within the next twelve months, with the remaining balance of approximately $583,000 due beyond twelve months.


NOTE  6    INCOME  TAXES


The Company did not record any federal income tax liability for the first or second fiscal quarters of 1997 or 1996 due to accumulated tax loss carryforwards of approximately $3.0 million at the end of fiscal 1995. The Company had available over $2.0 million of tax loss carryforwards at the end of 1996 and does not expect to incur any federal income tax liability until this carryforward is depleted.


NOTE  7    ADOPTION  OF  NEW  ACCOUNTING  STANDARD


The Company intends to adopt SFAS No. 128, "Earnings per Share" effective December 15, 1997. This statement requires the replacement of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Management of the Company does not expect the adoption of this statement will have a material impact on the earnings per share computation.

AMERICAN  BINGO  &  GAMING  CORP.
June  30,  1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

American Bingo & Gaming Corp. was formed as a Delaware corporation on September 8, 1994 to pursue bingo and gaming business opportunities. The Company completed its initial public offering in December 1994, raising approximately $5.2 million through the issuance of common stock and warrants. The Company netted approximately $3.1 million from this offering after the retirement of debt and payment of underwriting fees. The Company used a majority of these proceeds for expansion activities in 1995. The Company, through its subsidiaries, provides initial investment capital, facility set-up, maintenance and management support for charities which utilize bingo events as a means of fundraising. Participating charities at the Company's bingo centers raised over $3.6 million and $2.5 million for their operations in 1996 and 1995, respectively. The Company's revenues are primarily derived from rental revenues from participating charities that conduct bingo activities at the Company's bingo centers. Additional revenues are also generated from video gaming centers in South Carolina, as well as vending and concession operations, the sale of bingo paper and supplies, electronic bingo "card-minders" and other miscellaneous revenues in the Company's bingo centers.

Company management believes that the estimated $5.0 billion North American charitable bingo market is fragmented and inefficient, yet potentially profitable for charities and commercial lessors such as the Company. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. Management believes that the Company's industry experience, economies of scale and financial resources provide a competitive advantage over competing bingo operations, which should enable the Company and its participating charities to mutually prosper. The Company currently has eighteen total bingo centers operating in various markets in Texas, Alabama and South Carolina, with five more centers planned to open in the third quarter. The Company intends to continue its expansion through acquisitions and developments in selected markets, with the goal of operating 25-30 bingo centers by the end of 1997 and 100 bingo centers by the end of the year 2000. The Company also operates 15 video gaming centers, with plans to open at least 15 more by yearend.

RESULTS  OF  OPERATIONS

The Company generated consolidated revenues of $1.31 million during its second fiscal quarter of 1997, ended June 30, 1997, as compared to $863,000 in the comparable period of the prior fiscal year, which represents an increase of $447,000 or 52%. This quarter's sales increase was primarily led by the Company's successful South Carolina operations. Approximately 52% of this quarter's revenues were derived from charity rentals, with the balance comprised of gaming, paper, concessions and other sales.

Revenues for the first half of 1997 totaled $2.35 million as compared to $1.79 million in the comparable 1996 period, an increase of $552,000 or 31%. This increase was again led by the Company's successful South Carolina operations. The Company expects revenues to continue to increase in 1997 based on: i) the successful opening of additional bingo and gaming centers in South Carolina; and ii) additional growth of existing operations. There can be no assurance of either of the foregoing expectations.

Direct operating costs of the Company's bingo centers totaled $554,000 during the second quarter of 1997 versus $477,000 in the comparable 1996 quarter, which represents an increase of $77,000 or 16%, as compared to the Company's 52% increase in quarterly revenues. This cost increase was attributable to higher rent and supply costs consistent with the Company's increased number of bingo and video gaming centers. Direct operating costs for the first half of 1997 totaled $1.08 million as compared to $1.03 million in the comparable period of 1996, an increase of $50,000 or 5%, as compared to the Company's 31% increase in first half revenues. Approximately 65% of the Company's direct operating costs are comprised of rent, supplies, depreciation and amortization. The balance of direct costs is primarily comprised of janitorial, utilities, management and professional services costs.

AMERICAN  BINGO  &  GAMING  CORP.
June  30,  1997

RESULTS  OF  OPERATIONS  (CONTINUED)

General & Administrative (G&A) expenses totaled $340,000 during the second quarter of 1997 as compared to $250,000 in the year ago period, an increase of $90,000 or 36%. Over $65,000 of this expense increase was due to an increase in the Company's industry lobbying activities. Year-to-date G&A expenses totaled $611,000 as compared to $498,000 in the comparable period of 1996, an increase of $113,000 or 23%. This increase was again led by increased lobbying costs as well as additional investor relations costs.

Net interest income for the quarter ended June 30, 1997 totaled $14,000 as compared to $49,000 in the year ago quarter. Net interest income for the first half of 1997 totaled $78,000 as compared to $88,000 in the comparable 1996 period. Interest income was lower in 1997 primarily due to increased interest costs on the Company's notes and capital lease obligations.

The Company did not record any federal income tax expense during the current quarter, first half of the year or comparable year ago periods due to tax loss carryforwards. The Company's tax loss carryforward balance was in excess of $3 million at the end of fiscal 1995 and in excess of $2 million at the end of fiscal 1996. The Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits, although there can be no assurance of sufficient profitability (See Note 6).

Net income for the second fiscal quarter of 1997 was a record $430,000, which equated to earnings per share of $.10 on a fully diluted basis. Net income for the second quarter of 1996 was $186,000, which equated to earnings per share of $.05. The majority of the Company's $244,000 or 130% quarterly net income increase was due to the success of the Company's South Carolina operations as reflected in the Company's increased operating profits and margins. The
Company also saw increased quarterly profits in its Texas and Alabama operations. Net income for the first half of 1997 totaled $732,000 or $.17 per share on a fully diluted basis as compared to $354,000 or $.09 per share for the comparable period of 1996. This increase in profitability is again due to the continued strong performance of the Company's South Carolina investments.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 1997, the Company had cash and cash equivalents of $682,000, down from $1.27 million at the end of 1996. The Company has generated over $700,000 in positive operational cash flows during the first half of 1997, but has also invested over $2.36 million in capital investments and intangible assets, primarily in South Carolina. These investments will result in the addition of nine bingo centers and 24 video gaming centers in South Carolina during the second and third quarters of 1997, of which four bingo centers and 11 gaming centers opened in June of the second quarter. The Company has financed approximately half of these investment costs through operator and capital lease financing transactions. The Company currently has lease lines totaling $1.25 million available for equipment purchases, and expects to increase these lines concurrent with future expansion.

Current assets totaled $1.33 million at the end of the second quarter, providing the Company with working capital of approximately $900,000 and a current ratio (current assets divided by current liabilities) of over 3.1. Accounts receivable totaled $217,000 at June 30, 1997. Because the Company collects most of its receivables within one to four weeks from the time earned, accounts receivable normally represent only a small portion of the Company's total assets. Total notes receivable, less provision for doubtful collectibility, totaled $887,000 at June 30, 1997. Bingo paper and other supplies are expensed at the time of purchase; thus no inventory is recorded for operations.

AMERICAN  BINGO  &  GAMING  CORP.
June  30,  1997

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

Current liabilities totaled $430,000 at the end of the second quarter, with over half of this total comprised of accounts payable and accrued expenses and the balance comprised of note and lease payments due over the next year. The Company also had $772,000 of long-term obligations, the majority of which was for a note payable to the operator of the Company's South Carolina bingo and gaming centers (See Note 5).

The Company had total assets of over $6.33 million and total liabilities of $1.20 million at the end of the second quarter, with shareholder equity of $5.13 million. Management believes that its current cash balances, current operational cash flows in excess of $100,000 per month and two credit lines totaling $1.25 million will support operational and expansion requirements for the next year. The Company may seek financing for certain lucrative expansion opportunities.


PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On June 12, 1997 the individual who originally sold three Florida bingo centers to the Company in July of 1995 filed a lawsuit against the Company, alleging breach of contract. The seller (plaintiff) alleges that the Company has defaulted on its original purchase note and stock obligations per sales agreements.

On July 12, 1997 the Company answered this lawsuit and filed a counterclaim against the plaintiff alleging, among other things, fraud, negligent representation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchases of the three Florida bingo centers from the plaintiff in that he made no disclosure to the Company of a known, ongoing criminal investigation of his operation of these centers by the Florida State Attorney General's Office. (The state of Florida temporarily closed these three bingo centers, as well as several others formerly owned by the plaintiff, in November 1995). The Company believes that the plaintiff owes the Company monetary damages in excess of $1,000,000, because: i) these bingo centers did not perform to the plaintiff's contractually-guaranteed net income levels during the Company's ownership; and ii) the Company incurred substantial monetary damages in its defense against the State of Florida.

The Company and the State of Florida have since settled all matters regarding the Company's previous ownership and operation of these bingo centers. The State of Florida is continuing its prosecution of the plaintiff, with a criminal trial scheduled to begin September 8, 1997. The Company believes that the plaintiff's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against the plaintiff.

On June 19, 1997, the Governor of Texas signed into law a bill which would prohibit publicly traded corporations from holding a bingo center lessor's license in Texas as of January 1, 2001. The Company believes that this provision of the bill is unconstitutional and will seek to have it judicially annulled. Management does not believe that this bill will have a materially adverse effect on the Company because: i) the Company expects to prevail legally; ii) even if the Company were unsuccessful in its legal efforts, this provision of the bill would not take effect for three and a half years; and
iii) the Company's operations in the state of Texas represent an increasingly immaterial portion of its overall profits. However, if not repealed or subsequently changed, this provision of the new law would require the Company to close or divest itself of its Texas bingo centers by December 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                   American  Bingo  &  Gaming  Corp.

                                   July  31,  1997


                                   By:

                                   /s/    Gregory  L.  Wilson
                                   --------------------------
                                   Gregory  L.  Wilson
                                   Chief  Executive  Officer


                                   /s/    John  T.  Orton
                                   ----------------------
                                   John  T.  Orton
                                   Chief  Financial  Officer

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                   American  Bingo  &  Gaming  Corp.

                                   July  31,  1997


                                   By:

                                   __________________________
                                   Gregory  L.  Wilson
                                   Chief  Executive  Officer


                                   __________________________
                                   John  T.  Orton
                                   Chief  Financial  Officer