Form 10QSB/A
period 1997-03-31
AMERICAN BINGO & GAMING CORP
filed 1997-11-05
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A
(Mark  one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                                                     March 31, 1997
------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $     1,246,330
    Accounts receivable, net . . . . . . . . . . . . . . . . . . .           89,977
    Notes receivable - current, net (Note 2) . . . . . . . . . . .          322,759
    Other current assets . . . . . . . . . . . . . . . . . . . . .           50,493
------------------------------------------------------------------------------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .        1,709,559

Property and Equipment, net  (Note 3). . . . . . . . . . . . . . .        1,794,384

Other Assets
    Notes receivable, net (Note 2) . . . . . . . . . . . . . . . .          600,873
    Intangible assets, net  (Note 4) . . . . . . . . . . . . . . .        1,259,665
    Licenses, other non-current assets . . . . . . . . . . . . . .          139,998
------------------------------------------------------------------------------------
Total Other Assets . . . . . . . . . . . . . . . . . . . . . . . .        2,000,536

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     5,504,479
====================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable and accrued expenses. . . . . . . . . . . . .  $       177,568
    Deferred revenues. . . . . . . . . . . . . . . . . . . . . . .           30,000
    Obligations under capital leases - current . . . . . . . . . .           26,441
    Note payable - current (Note 5). . . . . . . . . . . . . . . .          140,483
------------------------------------------------------------------------------------
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . .          374,492

Long-term liabilities
   Obligations under capital leases. . . . . . . . . . . . . . . .           46,491
   Note payable (Note 5) . . . . . . . . . . . . . . . . . . . . .          665,386
   Other payable (Note 6). . . . . . . . . . . . . . . . . . . . .          206,250
------------------------------------------------------------------------------------
Total Long-term Liabilities. . . . . . . . . . . . . . . . . . . .          918,127

Shareholders' Equity
    Preferred Stock, $.01 par value, authorized 1,000,000 shares,
      no shares issued and outstanding . . . . . . . . . . . . . .               --
    Common Stock, $.001 par value, authorized 20,000,000 shares,
      issued and outstanding 4,162,494 shares. . . . . . . . . . .            4,163
    Additional paid-in capital . . . . . . . . . . . . . . . . . .       11,063,896
    Retained earnings (accumulated deficit). . . . . . . . . . . .       (6,856,199)
------------------------------------------------------------------------------------
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . .        4,211,860

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . .  $     5,504,479
====================================================================================


See  accompanying  notes
                                                                             1

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  NET  INCOME  (UNAUDITED)



For Three Months Ended March 31,           1997        1996
--------------------------------------------------------------
REVENUES:
     Rental. . . . . . . . . . . . . .  $  537,531  $  523,798
     Gaming, concession and other. . .     498,256     407,260
                                        ----------  ----------

TOTAL REVENUES . . . . . . . . . . . .   1,035,787     931,058


COSTS AND EXPENSES:
    Rent and supplies. . . . . . . . .     251,938     266,442
    General & administrative expenses.     270,335     248,567
    Depreciation and amortization. . .      90,520      73,102
    Other operating costs. . . . . . .     183,432     214,326
                                        ----------  ----------

TOTAL COSTS AND EXPENSES . . . . . . .     796,225     802,437
--------------------------------------------------------------


OPERATING INCOME . . . . . . . . . . .     239,562     128,621


INTEREST INCOME, NET . . . . . . . . .      62,275      39,052
--------------------------------------------------------------


INCOME BEFORE TAXES. . . . . . . . . .     301,837     167,673


PROVISION FOR INCOME TAXES (Note 7)            ---         ---
--------------------------------------------------------------



NET INCOME . . . . . . . . . . . . . .  $  301,837  $  167,673
==============================================================



EARNINGS PER SHARE . . . . . . . . . .  $      .07  $      .04
==============================================================


 Weighted average shares outstanding .   4,202,679   4,093,333



See  accompanying  notes







                                                                             2

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)



For Three Months Ended March 31,                          1997        1996
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income. . . . . . . . . . . . . . . . . . . .  $  301,837   $167,673

    Adjustments to reconcile net income to
     net cash provided by operating activities:

    Depreciation and amortization . . . . . . . . . .      96,640     74,989
    Changes in operating assets and liabilities, net.     (67,389)   (93,999)
-----------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .  $  331,088   $148,633

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures. . . . . . . . . . . . . . .    (140,265)   (73,327)
    Collection of notes receivable. . . . . . . . . .      66,962     86,555
    Renegotiated lease interest costs . . . . . . . .     (70,000)        --
-----------------------------------------------------------------------------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES .   ($143,303)  $ 13,228

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable. . . . . . . . . . . . .          --     (9,900)
    Payments under capital leases . . . . . . . . . .     (10,424)        --
-----------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES . . . . . . .    ($10,424)   ($9,900)


NET INCREASE IN CASH. . . . . . . . . . . . . . . . .  $  177,361   $151,991

CASH - BEGINNING OF PERIOD. . . . . . . . . . . . . .  $1,068,969   $431,087
-----------------------------------------------------------------------------

CASH - END OF PERIOD. . . . . . . . . . . . . . . . .  $1,246,330   $583,078
=============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non-Cash Transactions:

Issuance of installment note for
 renegotiated lease interest (Notes 5 and 6)           $  739,777        ---

Issuance of restricted company common stock for
 renegotiated lease interest (Notes 5 and 6)           $  206,250        ---



See  accompanying  notes
                                                                             3
AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
March  31,  1997


NOTE  1    BASIS  OF  PRESENTATION
----------------------------------


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


NOTE  2    NOTES  RECEIVABLE
----------------------------


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


NOTE  3    PROPERTY  AND  EQUIPMENT
-----------------------------------


Property  and  Equipment  at  March  31,  1997  consists  of  the  following:

  Land. . . . . . . . . . . . . . . . . . .  $  189,671
  Buildings and improvements. . . . . . . .     772,246
  Leasehold improvements. . . . . . . . . .     709,577
  Equipment and furniture . . . . . . . . .     750,794
  Automobiles . . . . . . . . . . . . . . .      86,879
                                             -----------
                  Sub-total . . . . . . . .                2,509,167
  Accumulated depreciation and amortization                 (714,783)
                                                          -----------
  Net Property and Equipment. . . . . . . .               $1,794,384



The Company made various capital improvements to its bingo centers totaling approximately $140,000 during the first quarter.
                                                                             4
AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
March  31,  1997



NOTE  4    INTANGIBLE  ASSETS
-----------------------------



Intangible  Assets  at  March  31,  1997  consist  of  the  following:

      Renegotiated lease costs  $1,016,027
      Goodwill . . . . . . . .     326,492
      Covenants not to compete      60,000
                                -----------
            Sub-total. . . . .                1,402,519
      Accumulated amortization                 (142,854)
                                             -----------

      Net Intangible Assets. .               $1,259,665


The Company's intangible assets have been recorded in connection with the Company's acquisition of certain bingo centers in Texas, Alabama and South Carolina. The Company added $1.02 million of intangible assets during the first quarter of 1997 pursuant to the Company's renegotiation of its lease with its Columbia bingo center lessee for an increased interest in the bingo, gaming and concessions proceeds generated by its Columbia operations. In return, the Company provided its lessee with a note for $740,000, 300,000 shares of restricted Company stock and $70,000 in cash. The intangible asset resultant from the Company's renegotiated lease is being amortized over 5 years, consistent with the life of the lease. Goodwill and covenants are amortized over 15 and 5 years, respectively, consistent with management's estimates of the useful lives of these assets.



NOTE  5    NOTES  PAYABLE
-------------------------


The majority of the Company's $806,000 total notes payable balance represents the Company's obligation of $740,000 to the lessee of its South Carolina bingo centers. This liability was incurred in the first quarter of 1997 pursuant to the Company's renegotiated lease with the lessee and increased interest in the bingo, gaming and concession proceeds from its Columbia, South Carolina bingo and gaming centers. This note is payable over five years at 8% interest. Approximately $125,000 of this note is due within the next twelve months. The balance of the Company's total notes payable is $66,000, which is comprised of balances due on auto purchases.



NOTE  6    OTHER  PAYABLE
-------------------------


Other payable of $206,250 represents the Company's liability to issue 300,000 restricted shares of its common stock to the lessee of its South Carolina bingo centers. This liability was incurred in the first quarter of 1997 pursuant to the Company's renegotiated lease with the lessee and increased interest in the bingo, gaming and concession proceeds from its Columbia, South Carolina bingo and gaming centers. This stock is subject to a two year Company lock-up agreement.

                                                                             5
AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
March  31,  1997


NOTE  7    INCOME  TAXES
------------------------


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

                                                                             6
AMERICAN  BINGO  &  GAMING  CORP.
March  31,  1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)

Costs and expenses totaled $796,000 during the first quarter of 1997 versus $802,000 in the comparable 1996 quarter, which represents a decrease of $6,000 or 1%, despite the 11% sales increase discussed previously. This cost decrease was attributable to a business mix shift away from the Company's former Florida operations to the Company's South Carolina operations, which have been more profitable. This shift resulted in $15,000 and $31,000 decreases in rent and supply costs and other operating costs, respectively. General & Administrative (G&A) expenses totaled $270,000 during the first quarter of 1997 as compared to $249,000 in the year ago period, an increase of nearly $22,000 or 9%. This expense increase was mainly due to higher personnel costs, which comprise approximately half of the Company's total G&A costs.

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






                                                                             7
AMERICAN  BINGO  &  GAMING  CORP.
March  31,  1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(CONTINUED)

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

Current liabilities totaled $374,000 at the end of the first quarter, with nearly half comprised of accounts payable and accrued expenses and the balance primarily comprised of note payments due over the next year. The Company also had $918,000 of long-term obligations, the majority of which were comprised of obligations for a note and stock payable to the operator of the Company's South Carolina bingo and gaming centers (See Notes 5 and 6). The Company intends to finance its long-term liabilities with expected continued operational cash flows, particularly from its South Carolina operations. Longer term, the Company expects to raise over $15 million from the exercise of its publicly traded redeemable common stock purchase warrants. These warrants allow the holders to purchase one share of Company common stock at $5.00 per share. There can be no assurance that the Company's stock price will maintain a $5.00 or higher price level that the Company believes will be necessary to enable these warrants to be exercised by holders.

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


PART  II  -  OTHER  INFORMATION

ITEM  4.  CHANGES  IN  REGISTRANT'S  CERTIFYING  ACCOUNTANT.

As of April 23, 1997, the Board of Directors of American Bingo & Gaming Corp. engaged King, Griffin & Adamson P.C. of Dallas, Texas as the Company's principal accountant to audit the Company's financial statements. The Company dismissed Weinick, Sanders & Co., LLP as its principal auditors as of this date. There were no adverse opinions, disclaimers of opinions or modifications as to uncertainty, audit scope or accounting principles by the previous auditor in the prior two years. Also, there were no disagreements on accounting and financial disclosure issues with the previous auditor in the prior two years. The Company has reported this change through the filing of this 10-QSB report within five days of this event. The Company will also disclose this change under Form 8-K.




                                                                             8


                                        SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                        American Bingo & Gaming Corp.

                                        October 31, 1997


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