Form 10QSB/A
period 1997-06-30
AMERICAN BINGO & GAMING CORP
filed 1997-11-05
CIK 931683

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

                                                                     June 30, 1997
-----------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $      681,736
    Accounts receivable, net . . . . . . . . . . . . . . . . . . .         216,980
    Notes receivable - current, net (Note 2) . . . . . . . . . . .         331,255
    Other current assets . . . . . . . . . . . . . . . . . . . . .          98,406
-----------------------------------------------------------------------------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .       1,328,377

Property and Equipment, net  (Note 3). . . . . . . . . . . . . . .       3,007,994

Other Assets
    Notes receivable, net (Note 2) . . . . . . . . . . . . . . . .         556,461
    Intangible assets, net  (Note 4) . . . . . . . . . . . . . . .       1,252,243
    Licenses, Other non-current assets, net. . . . . . . . . . . .         184,150
-----------------------------------------------------------------------------------
Total Other Assets . . . . . . . . . . . . . . . . . . . . . . . .       1,992,854

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    6,329,225
===================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable and accrued expenses. . . . . . . . . . . . .  $      229,546
    Note payable - current (Note 5). . . . . . . . . . . . . . . .         142,337
    Obligations under capital leases - current . . . . . . . . . .          58,084
-----------------------------------------------------------------------------------
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . .         429,967

Long-term liabilities
    Note payable (Note 5). . . . . . . . . . . . . . . . . . . . .         634,140
    Obligations under capital leases . . . . . . . . . . . . . . .         137,925
-----------------------------------------------------------------------------------
Total Long-term Liabilities. . . . . . . . . . . . . . . . . . . .         772,065

Shareholders' Equity (Note 6)
    Preferred Stock, $.01 par value, authorized 1,000,000 shares,
      no shares issued and outstanding . . . . . . . . . . . . . .              --
    Common Stock, $.001 par value, authorized 20,000,000 shares,
      issued and outstanding 4,645,919 shares. . . . . . . . . . .           4,646
    Additional paid-in capital . . . . . . . . . . . . . . . . . .      11,548,547
    Retained earnings (accumulated deficit). . . . . . . . . . . .      (6,426,000)
-----------------------------------------------------------------------------------
Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . .       5,127,193

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . .  $    6,329,225
===================================================================================




See  accompanying  notes

                                                                             1

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)



For Three Months Ended June 30,                  1997        1996
--------------------------------------------------------------------
REVENUES:
     Rental. . . . . . . . . . . . . . . . .  $  685,398  $  534,730
     Gaming, concession and other. . . . . .     625,015     328,490
                                              ----------  ----------

TOTAL REVENUES . . . . . . . . . . . . . . .   1,310,413     863,220


COSTS AND EXPENSES:
    Rent and supplies. . . . . . . . . . . .     280,781     216,237
    General & administrative expenses. . . .     340,254     249,695
    Depreciation and amortization. . . . . .      74,656      66,883
    Other operating costs. . . . . . . . . .     198,497     193,530
                                              ----------  ----------

TOTAL COSTS AND EXPENSES . . . . . . . . . .     894,188     726,345
--------------------------------------------------------------------

OPERATING INCOME . . . . . . . . . . . . . .     416,225     136,875


INTEREST INCOME, NET . . . . . . . . . . . .      13,974      48,982
--------------------------------------------------------------------

INCOME BEFORE TAXES. . . . . . . . . . . . .     430,199     185,857


PROVISION FOR INCOME TAXES (Note 7). . . . .          --          --
--------------------------------------------------------------------

NET INCOME . . . . . . . . . . . . . . . . .  $  430,199  $  185,857
====================================================================


EARNINGS PER SHARE (Note 8). . . . . . . . .  $      .10  $      .05

EARNINGS PER SHARE - ASSUMING FULL DILUTION.  $      .10  $      .05


WEIGHTED AVERAGE SHARES OUTSTANDING. . . . .   4,194,694   4,108,394

WEIGHTED AVERAGE SHARES OUTSTANDING -
  ASSUMING FULL DILUTION . . . . . . . . . .   4,454,632   4,108,394






See  accompanying  notes





                                                                             2

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)



For Six Months Ended June 30,                    1997        1996
--------------------------------------------------------------------
REVENUES:
     Rental. . . . . . . . . . . . . . . . .  $1,222,929  $1,058,528
     Gaming, concession and other. . . . . .   1,123,270     735,750
                                              ----------  ----------

TOTAL REVENUES . . . . . . . . . . . . . . .   2,346,199   1,794,278


COSTS AND EXPENSES:
    Rent and supplies. . . . . . . . . . . .     535,185     482,679
    General & administrative expenses. . . .     610,589     498,262
    Depreciation and amortization. . . . . .     165,176     139,985
    Other operating costs. . . . . . . . . .     381,398     407,856
                                              ----------  ----------

TOTAL COSTS AND EXPENSES . . . . . . . . . .   1,692,348   1,528,782
--------------------------------------------------------------------

OPERATING INCOME . . . . . . . . . . . . . .     653,851     265,496


INTEREST INCOME, NET . . . . . . . . . . . .      78,185      88,034
--------------------------------------------------------------------

INCOME BEFORE TAXES. . . . . . . . . . . . .     732,036     353,530


PROVISION FOR INCOME TAXES (Note 7). . . . .          --          --
--------------------------------------------------------------------

NET INCOME . . . . . . . . . . . . . . . . .  $  732,036  $  353,530
====================================================================


EARNINGS PER SHARE (Note 8). . . . . . . . .  $      .18  $      .09

EARNINGS PER SHARE - ASSUMING FULL DILUTION.  $      .17  $      .09


WEIGHTED AVERAGE SHARES OUTSTANDING. . . . .   4,167,360   4,100,864

WEIGHTED AVERAGE SHARES OUTSTANDING -
  ASSUMING FULL DILUTION . . . . . . . . . .   4,427,298   4,100,864








See  accompanying  notes




                                                                             3

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


For Six Months Ended June 30,                                         1997          1996
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $    732,036   $ 350,530

    Adjustments to reconcile net income to
      net cash provided by operating activities:

    Depreciation and amortization. . . . . . . . . . . . . . . .       177,506     143,759
    Changes in operating assets and liabilities, net . . . . . .      (197,933)   (311,385)

-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . .  $    711,609   $ 185,904

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (717,961)   (101,468)
    Acquisition of bingo centers . . . . . . . . . . . . . . . .      (700,000)        ---
    Acquisition of intangible assets                                  (106,311)        ---
    Renegotiated lease costs . . . . . . . . . . . . . . . . . .       (70,000)
    Collection of notes receivable . . . . . . . . . . . . . . .       133,284     194,723

-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES. . . . . . .   ($1,460,988)  $  93,255

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes (Note 5) . . . . . . . . . . . . . . . . .       (30,406)     (9,900)
    Equipment financings under capital leases                          113,668         ---
    Issuance of common shares under Employee Stock Option Plans
      and Employee Stock Purchase Plan . . . . . . . . . . . . .       278,884       7,000

-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES. . . . . . .  $    362,146     ($2,900)


NET INCREASE/(DECREASE) IN CASH. . . . . . . . . . . . . . . . .     ($387,233)  $ 276,259

CASH - BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .  $  1,068,969   $ 431,087
-------------------------------------------------------------------------------------------

CASH - END OF PERIOD . . . . . . . . . . . . . . . . . . . . . .  $    681,736   $ 707,346
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



                                                                             5
AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
June  30,  1997


NOTE  3    PROPERTY  AND  EQUIPMENT  (CONTINUED)


     The Company considerably expanded its South Carolina operations in the second quarter of 1997 (there were no acquisitions in the first quarter of
1997). The Company acquired the "Lucky Bingo", "Shipwatch", and "Ponderosa" bingo center businesses in Charleston during the second quarter. Cash consideration paid for these acquisitions was approximately $700,000, which is approximately 11% of total company assets as of June 30, 1997. As such, under the SEC's recently revised acquisition reporting rules for small business filers, which eliminate acquisition reporting for business acquisitions under the 20% significance level, the company capitalized did not file an 8-k for these acquisitions.

     The Company also made capital improvements to its various bingo centers totaling approximately $718,000 during the first six months of 1997. Approximately $140,000 of these improvements were made in the first quarter and $578,000 of these improvements were made in the second quarter, primarily for South Carilina Bingo And Gaming Centers. Thus, total cash expenditures for acquisitions ($700,000) and capital expenditures ($718,000) for the first half of 1997 was $1,418,000, of which approximately $1.18 million will be classified into various property and equipment asset categories in the third quarter of 1997 upon project completion dates.


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



The Company's intangible assets have been recorded in connection with the Company's acquisition of certain bingo centers in Texas, Alabama and South Carolina. The Company added $1.02 million of intangible assets in the first quarter of 1997 pursuant to the Company's renegotiation of its lease with its Columbia bingo center lessee for an increased interest in the bingo, gaming and concessions proceeds generated by its Columbia operations. In return, the Company provided its lessee with a note for $740,000, 300,000 shares of restricted Company stock and $70,000 in cash. The intangible asset resultant from the Company's renegotiated lease is being amortized over 5 years, consistent with the life of the lease. Goodwill and covenants are amortized over 15 and 5 years, respectively, consistent with management's estimates of the useful lives of these assets.




                                                                             6
AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
June  30,  1997



NOTE  5    NOTES  PAYABLE


The majority of the Company's $776,000 total notes payable balance represents the Company's remaining obligation of $709,000 on a $740,000 note payable to the lessee of its South Carolina bingo centers. This liability was incurred in the first quarter of 1997 pursuant to the Company's renegotiated lease with the lessee and increased interest in the bingo, gaming and concession proceeds from its Columbia, South Carolina bingo and gaming centers. This note is payable over five years at 8% interest. Approximately $127,000 of this note is due within the next twelve months. The balance of the Company's total notes payable is $67,000, which is comprised of balances due on auto purchases.



NOTE  6    SHAREHOLDERS'  EQUITY


The Company issued 300,000 shares of restricted Company common stock, valued at $206,250, to the lessee of its South Carolina bingo centers during the second quarter. This stock was issued pursuant to the Company's renegotiated lease with the lessee and its increased interest in the bingo, gaming and concession proceeds from its Columbia, South Carolina bingo and gaming centers. This stock is subject to a two year Company lock-up agreement. The Company also issued an additional 183,425 shares of its common stock during the second quarter. Of this total, 100,000 shares were issued pursuant to the exercise of a stock option by a former employee, with the balance issued in payment of financial and legal services valued at approximately $73,000.



NOTE  7    INCOME  TAXES


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


NOTE  8    ADOPTION  OF  NEW  ACCOUNTING  STANDARD


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



                                                                             7
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

Costs and expenses totaled $894,000 during the second quarter of 1997 versus $726,000 in the comparable 1996 quarter, which represents an increase of $168,000 or 23%, as compared to the Company's 52% increase in quarterly revenues. Costs and expenses for the first half of 1997 totaled $1.69 million as compared to $1.53 million in the comparable period of 1996, an increase of $163,000 or 11%, as compared to the Company's 31% increase in first half revenues. These cost increases were led by increased rent and supplies expense consistent with the Company's increased number of bingo and video gaming centers, and increased general and administrative expense primarily due to an increase in the Company's industry lobbying activities and legal fees.

                                                                             8
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

The Company did not record any federal income tax expense during the current quarter, first half of the year or comparable year ago periods due to tax loss carryforwards. The Company's tax loss carryforward balance was in excess of $3 million at the end of fiscal 1995 and in excess of $2 million at the end of fiscal 1996. The Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits, although there can be no assurance of sufficient profitability (See Note 7).

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

Current liabilities totaled $430,000 at the end of the second quarter, with over half of this total comprised of accounts payable and accrued expenses and the balance comprised of note and lease payments due over the next year. The Company also had $772,000 of long-term obligations, the majority of which was for a note payable to the operator of the Company's South Carolina bingo and gaming centers (See Note 5). The Company intends to finance its long-term liabilities with expected continued operational cash flows, particularly from its South Carolina operations. The Company is also evaluating the possibility of
                                                                             9
AMERICAN  BINGO  &  GAMING  CORP.
June  30,  1997

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

raising additional equity financing of $1 to $3 million if business growth requirements dictate such and favorable equity financing terms can be found, of which there can be no assurance. Longer term, the Company expects to raise over $15 million from the exercise of its publicly traded redeemable common stock purchase warrants. These warrants allow the holders to purchase one share of Company common stock at $5.00 per share. There can be no assurance that the Company's stock price will maintain a $5.00 or higher price level that the Company believes will be necessary to enable these warrants to be exercised by holders.

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

On June 19, 1997, the Governor of Texas signed into law a bill which would prohibit publicly traded corporations from holding a bingo center lessor's license in Texas as of January 1, 2001. The Company believes that this provision of the bill is unconstitutional and will seek to have it judicially annulled. Management does not believe that this bill will have a materially adverse effect on the Company because: i) the Company expects to prevail legally; ii) even if the Company were unsuccessful in its legal efforts, this provision of the bill would not take effect for three and a half years; and
iii) the Company's operations in the state of Texas represent an increasingly immaterial portion of its overall profits. However, if not repealed or subsequently changed, this provision of the new law would require the Company to close or divest itself of its Texas bingo centers by December 31, 2000.
                                                                            10


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