Form 10KSB/A
period 1996-12-31
AMERICAN BINGO & GAMING CORP
filed 1997-11-06
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act
                                    Of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      or
  Filed Pursuant To Sections 12, 13 Or 15(D) Of The Securities Exchange Act Of
                                     1934

                        Commission File Number 1-13530

                         AMERICAN BINGO & GAMING CORP.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                             74-2723809
               --------                                             ----------
 (State  or  other  jurisdiction  of  corporation  or  organization
(I.R.S.  Employer  Identification  No.)

515  Congress  Avenue,  Suite  1200,  Austin,  Texas        78701
-----------------------------------------------------------------
(Address  of  principal  executive  offices)           (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this  Form  10-K.          YES    X  NO
                                ---

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

     The Company, through its subsidiaries, provides initial investment capital, facility set up, maintenance and management support for charities which utilize bingo events as a means of fundraising. The Company's participating charities raised approximately $3.6 million and $2.5 million in net proceeds after bingo prizes in 1996 and 1995, respectively, for their non-profit operations. The Company currently operates fourteen bingo centers, including seven centers in Texas, four in Alabama and three in South Carolina. The Company also operates six game rooms with 30 video gaming machines in South Carolina. The Company had nine bingo centers and three game rooms at the end of 1995. The Company is currently negotiating several acquisitions and developments and intends to continue to grow rapidly. The Company's goal is to operate 25-30 bingo centers by the end of 1997 and 100 bingo centers by the end of the year 2000.

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

South  Carolina  (Three  bingo  centers  and  six  video  gaming  rooms)
------------------------------------------------------------------------
The Company has operated bingo and gaming centers in Columbia since 1995. These centers are the Company's largest single investment to date and also represent the Company's first foray into the video gaming market with six game rooms containing 30 total video gaming machines. The State Department of Revenue and Taxation regulates bingo and gaming in South Carolina, and limits the number of participating charities and sessions per facility. In the first quarter of 1997 the Company entered into a new lease with an independent operator to manage the three bingo centers in Columbia. The Company receives fixed rent and gaming revenue-sharing payments under this lease arrangement.

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

     NEW TECHNOLOGY, OPPORTUNITIES AND LEGISLATION. Some states^ allow video gaming in charity halls. Based on information obtained from charity lobbyists and other market watchers, the Company believes that the next decade will result in a dramatic increase in the number and types of games that charities will be able to offer. Management believes that video gaming such as video bingo, video pull-tabs, and video poker have a tremendous appeal to the existing bingo clientele. Furthermore, the introduction of video gaming holds the potential to greatly expand the target audience. The Company is actively involved in the process of attempting to bring video charity gaming to Texas and other states, and is establishing a video gaming operation in itsthe South Carolina Centers.

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

                                                       CURRENT  MONTHLY  LEASEHOLD
                                        LEASE          EXPENSES,  INCLUDING  PASS
PREMISES                              EXPIRATION       THROUGHS  AND  OTHER  CHARGES
--------                           ------------------  -----------------------------
Texas  Charities,  Inc.(1)
-----------------------
1919  E.  Riverside Dr.            June 30, 2001                            $ 12,635


Austin,  TX

2410  E.  Riverside  Dr.           February 28, 1999                        $  9,325
Austin,  TX

San  Antonio  Charities,  Inc.
------------------------------
3719  Blanco  Rd.                  September 30, 2001                       $  7,598
San  Antonio,  TX

American  Bingo  &  Gaming  Corp.
---------------------------------
2901  N.  23rd  Street             April 19, 2002                           $  9,410
McAllen,  TX

Charity  Bingo  of  Texas,  Inc.
--------------------------------
1124  Central  Blvd.               December 14, 2000                        $  9,356
Brownsville,  TX

Bing-O-Rama,  Inc.
------------------
Theodore  Oaks  Shopping  Center   September 15, 1997                       $  4,322
Theodore,  AL

Village  Square  Shopping  Center  Month-to-Month                           $  1,325
Chickasaw,  AL

4130-E and F, Government Blvd.1    June 30, 1997                            $  5,150
Mobile,  AL

Charity  Bingo,  Inc.
---------------------
3660  East  Atlanta  Highway       June 30, 1997                            $  4,980
Montgomery,  AL

Columbia One Corp. & MHJ Corp.
------------------------------
1470  Charleston  Hwy.             Company-owned                                  --
West  Columbia,  SC

1. Subleased premises. There can be no assurance that the Company's interest in this center will not be adversely affected by a default of the tenant or otherwise under the prime lease.


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

                                  Redeemable  Common
                 Common Stock   Stock Purchase Warrants
                --------------  -----------------------
                 High    Low      High     Low
                ------  ------  --------  -----
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

     The Company's cash balances increased by $638,000 during fiscal 1996. This cash increase was led by cash flows from operational activities from which the Company netted more than $641,000. Cash flows from operational activities were primarily led by the Company's net income of $853,000. Major non-cash operational expenses included a loss on impairment of long-lived assets in South Texas of $417,000, depreciation and amortization of $431,000, and the write-off of subscription notes receivable of $101,000. These non-cash operational expenses were offset by a favorable $865,000 reversal of a liability to the seller of three Florida bingo centers to the Company. Cash flows were also reduced by decreases in accruals for legal fees ($289,000) and accounts payable ($104,000). Total adjustments to the Company's net income of $853,000 were ($211,000), which netted $641,000 in operational cash flows.

     In 1996, cash used in investing activities totaled $154,000, while cash provided by financing activities totaled $150,000; thus, investing and financing activities basically netted out on a cash flow basis. Cash flows from investing activities included capital and intangible asset expenditures of $458,000, primarily for expansion in South Carolina. The Company also recorded over $303,000 of positive cash flows from investing activities for the collection of note payments from the sale of the Company's former Florida bingo centers. Cash flows from financing activities were largely led by capital lease and note financing proceeds.

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

RESULTS  OF  OPERATIONS

     The Company posted record sales, net income and earnings per share in 1996 after losses in 1995. The Company's substantial turnaround in 1996 was primarily led by stellar results in the Company's South Carolina operations, offset partially by poor performance in the Company's South Texas operations. The Company sees continued strong performance in South Carolina and is actively seeking to expand its operations there. The Company is seeing some improvement in South Texas, but nonetheless recorded significant write-downs of over $417,000 on its investments there in 1996 (see Note 5). The Company's losses in 1995 were driven by nearly $2 million of non-cash charges for the issuance of Company stock warrants at a discount ($750,000), Florida losses and legal fee accruals ($700,000), employees severance costs and consulting fees ($325,000) and South Texas and South Carolina start-up expense write-offs ($200,000). The Company has since favorably settled all Florida and Texas legal issues. Annual cash flows from the Company's operations have always been positive, even in 1995. The Company expects continued growth in profitability from its current operations in 1997 and expects to consummate several acquisitions and/or developments that should significantly increase the Company's profit potential, although there can be no assurance of that.

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

     Total costs and expenses were $2.75 million in fiscal 1996 as compared to $5.72 million in fiscal 1995, representing a substantial 52% decrease. Fiscal 1995 expenses included nearly $2.0 million of one-time, non-cash charges for the issuance of Company stock purchase warrants at a discount to market ($750,000), Florida losses and legal fee accruals ($700,000), employees severance costs and consulting fees ($325,000) and South Texas and South Carolina start-up expense write-offs ($200,000). Fiscal 1996 expenses benefited from a favorable write-off of $865,000 of liabilities no longer deemed an obligation, offset by asset write-offs for the Company's South Texas operations ($417,000), additional depreciation ($85,000), a warrant receivable write-off ($101,000), and various other reserves and allowances, primarily associated with the Company's exit from the Florida bingo market ($250,000). The net effect of these non-recurring favorable and unfavorable transactions on income in 1996 was largely negligible. The Company expects direct operating costs to increase in 1997 commensurate with expansion, but expects annual corporate overhead of approximately $1 million to remain relatively flat. Management believes this cost structure gives the Company strong earnings leverage going forward.

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

Exhibits  required  by  Item  601  of  Regulation  S-B.
------------------------------------------------------


EXHIBIT NO.  DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------
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

10.6 *       South Carolina Promissory Note Purchase Agreement, 2/21/95.

10.7 *       Employment agreement with Greg Wilson, 12/14/94.

10.8 *       Employment agreement with Robert Hersch, 12/14/94.

10.9 *       Employment agreement with John Orton, 3/10/95.

10.10 *      1994 Employee Stock Option Plan, 12/31/94.

10.11 *      1995 Employee Stock Option Plan, 3/31/95.

EXHIBIT NO.  DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------

10.12 *      1995 Employee Stock Purchase Plan, 3/31/95.

10.13 *      Employment Agreement with John Richard Henry, 9/22/95.

10.14 *      Employment Agreement with Courtland Logue, Jr., 2/8/96.

10.15 *      1996 Employee Stock Option Plan, 3/29/96.

10.16 *      Revised Employment Agreements with Greg Wilson, Courtland Logue, Jr.
             John Richard Henry,  and John Orton, 9/10/96, 10/25/96, and 10/29/96.

10.17 *      1997 Employee Stock Option Plan, 3/20/97.

21.1  *      Subsidiaries of the Registrant, 3/20/97.

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


Dated:    October  31,  1997

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




SIGNATURE                               TITLE                       DATE
------------------------  ----------------------------------  ----------------
/s/ Greg Wilson
------------------------
Greg Wilson               Chief Executive Officer, President  October 31, 1997
                          And Director (Principal Executive
                          Officer)

/s/ Courtland Logue, Jr.
------------------------
Courtland Logue, Jr.      Chairman                            October 31, 1997

/s/ John Orton
------------------------
John Orton                Chief Financial Officer             October 31, 1997
                          (Principal Financial Officer and
                          Pricipal Accounting Officer)

                AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                               DECEMBER 31, 1996









                                   I N D E X
                                   ---------







                                                      Page No.
                                                      --------


INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . .  F-2



FINANCIAL STATEMENTS:


  Consolidated Balance Sheet as of December 31, 1996  F-3


  Consolidated Statements of Operations
    For the Years Ended December 31, 1996 and 1995 .  F-4


  Consolidated Statements of Stockholders' Equity
    For the Years Ended December 31, 1996 and 1995 .  F-5


  Consolidated Statements of Cash Flows
    For the Years Ended December 31, 1996 and 1995 .  F-6 - F-7



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . .  F-8 - F-24

[WEINICK SANDERS LEVENTHAL & CO., LLP LETTERHEAD]




                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------





To  the  Board  of  Directors
American  Bingo  &  Gaming  Corp.


We have audited the accompanying consolidated balance sheet of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial
statements  are  the  responsibility  of  the  Company's  management.    Our
responsi-bility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the financial position of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.





WEINICK SANDERS LEVENTHAL & CO., LLP


New  York,  N.  Y.
February  21,  1997,  except  for  Notes  15  and
14,  as  to  which  the  dates  are  March  1,  1997
and  October  30,  1997,  respectively


                    AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1996


                                A S S E T S
                                -----------

Current assets:
  Cash and cash equivalents (Note 1). . . . . . . . . . .  $   1,068,969
  Accounts receivable (Note 3). . . . . . . . . . . . . .         91,231
  Sundry receivables (Note 4) . . . . . . . . . . . . . .         26,049
  Notes receivable - current portion - net of
    allowance for doubtful collectibility
    (Notes 1 and 6) . . . . . . . . . . . . . . . . . . .        347,923
  Prepaid expenses. . . . . . . . . . . . . . . . . . . .         58,331
                                                           --------------
      Total current assets. . . . . . . . . . . . . . . .                  $1,592,503

Property and equipment - at cost, net of accumulated
  depreciation and amortization (Notes 1, 5 and 10) . . .                   1,714,169

Other assets:
  Notes receivable, net of allowances for
    doubtful collectibility (Notes 1 and 6) . . . . . . .        642,671
  Intangible assets, net of accumulated
    amortization (Notes 1 and 7). . . . . . . . . . . . .        360,280
  Security deposits . . . . . . . . . . . . . . . . . . .         37,551
                                                           --------------
      Total other assets. . . . . . . . . . . . . . . . .                   1,040,502
                                                                           ----------

                                                                           $4,347,174
                                                                           ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . .  $      12,944
  Notes payable - current portion (Note 10) . . . . . . .         39,936
  Accrued expenses and other current liabilities (Note 9)        244,760
                                                           --------------
      Total current liabilities . . . . . . . . . . . . .                  $  297,640

Long-term liabilities:
  Notes payable - net of current portion (Note 10). . . .        109,512
  Deposit payable (Note 2). . . . . . . . . . . . . . . .         30,000
                                                           --------------
      Total long-term liabilities . . . . . . . . . . . .                     139,512

Commitments and contingency (Note 11) . . . . . . . . . .                           -

Stockholders' equity (Notes 2 and 13):
  Preferred stock - $.01 par value
    Authorized and unissued - 1,000,000 shares
  Common stock - $.001 par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 4,162,494 shares . . . . . .          4,162
  Additional paid-in capital. . . . . . . . . . . . . . .     10,037,147
  Additional paid-in capital - warrants . . . . . . . . .      1,026,750
  Accumulated deficit . . . . . . . . . . . . . . . . . .   (  7,158,037)
                                                           --------------
      Total stockholders' equity. . . . . . . . . . . . .                   3,910,022
                                                                           ----------

                                                                           $4,347,174
                                                                           ==========


                See notes to consolidated financial statements.

                AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                       For the Years Ended
                                                          December 31,
                                                  ----------------------------
                                                      1996           1995
                                                  -------------  -------------
Revenues (Note 1):
  Rental . . . . . . . . . . . . . . . . . . . .  $  2,062,737   $  2,568,869
  Gaming, concession and other . . . . . . . . .     1,585,525        782,808
                                                  -------------  -------------
Total revenues . . . . . . . . . . . . . . . . .     3,648,262      3,351,677
                                                  -------------  -------------

Costs and expenses:
  Direct costs . . . . . . . . . . . . . . . . .       784,357      1,248,804
  Rent and utilities . . . . . . . . . . . . . .       879,442        903,457
  Salaries and other compensation. . . . . . . .       591,844        945,233
  Depreciation and amortization. . . . . . . . .       430,519        401,721
  Operating expenses . . . . . . . . . . . . . .       783,153      1,907,728
  Other costs and (income):
    Other income . . . . . . . . . . . . . . . .   (    20,241)             -
    Interest income. . . . . . . . . . . . . . .   (   193,084)   (   116,979)
    Interest expense . . . . . . . . . . . . . .        16,576          6,308
    Loss on disposal of property and equipment .             -        423,625
    Reduction of allowance for doubtful
      collectibility (Note 6). . . . . . . . . .   (    69,343)             -
    Impairment of long-lived assets (Note 1) . .       416,576              -
    Liabilities no longer deemed an
      obligation (Note 8). . . . . . . . . . . .   (   865,180)             -
                                                  -------------  -------------
Total costs and expenses . . . . . . . . . . . .     2,754,619      5,719,897
                                                  -------------  -------------

Income (loss) before provision for income taxes.       893,643    ( 2,368,220)

Provision for income taxes (Notes 1 and 12). . .        40,977          1,061
                                                  -------------  -------------

Net income (loss). . . . . . . . . . . . . . . .  $    852,666    ($2,369,281)
                                                  =============  =============


Earnings per share (Note 1):
  Net income (loss) per share. . . . . . . . . .  $        .21          ($.58)
                                                  =============  =============


Weighted average number of shares outstanding. .     4,140,026      4,090,000
                                                  =============  =============








                See notes to consolidated financial statements.




                                       AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                        Additional
                                                           Additional     Paid-In     Subscription     Retained         Total
                                           Common Stock     Paid-in      Capital         Notes         Earnings     Stockholders'
                                        -----------------
                                           Shares    Value     Capital     Warrants     Receivables     (Deficit)        Equity
                                          ---------  ------  -----------  -----------  --------------  ------------  -------------

Balance at January 1, 1995 . . . . . . .  4,083,333  $4,083  $ 9,914,936  $   172,500  $           -   ($5,641,422)  $  4,450,097

Issuance of common stock for consulting      10,000      10       49,990            -              -             -         50,000

Issuance of common stock warrants
  for consulting and other services . .          -       -            -      854,250      ( 100,500)            -         753,750

Net loss for year ended December 31,
  1995. . . .                                     -       -            -            -              -   ( 2,369,281)   ( 2,369,281)
                                          ---------  ------  -----------  -----------  --------------  ------------  -------------

Balance at December 31, 1995 . . . . . .  4,093,333   4,093    9,964,926    1,026,750      ( 100,500)  ( 8,010,703)     2,884,566

Issuance of common stock
  pursuant to severance agreement. . . .     15,000      15       15,485            -              -             -         15,500

Sale of common stock pursuant
  to Employee Stock Purchase Plan. . . .      6,161       6       10,534            -              -             -         10,540

Issuance of common stock for consulting       8,000       8        7,992            -              -             -          8,000

Issuance of common stock to employees. .     40,000      40       38,210            -              -             -         38,250

Cancellation of subscription notes
  receivable. .                                   -       -            -            -        100,500             -        100,500

Net income for the year ended
  December 31, 1996.                              -       -            -            -              -       852,666        852,666
                                          ---------  ------  -----------  -----------  --------------  ------------  -------------

Balance at December 31, 1996 . . . . . .  4,162,494  $4,162  $10,037,147  $ 1,026,750  $           -   ($7,158,037)  $  3,910,022
                                          =========  ======  ===========  ===========  ==============  ============  =============


                                      See notes to consolidated financial statements.




                     AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Years Ended
                                                                   December 31,
                                                           ----------------------------
                                                               1996           1995
                                                           -------------  -------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . .  $    852,666    ($2,369,281)
                                                           -------------  -------------
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Cancellation of subscription notes receivable . . . .       100,500              -
    Loss on impairment of long-lived assets . . . . . . .       416,576              -
    Depreciation and amortization . . . . . . . . . . . .       430,519        401,721
    Provision for uncollectible notes receivable. . . . .   (    69,343)       370,481
    Loss on disposal of property and equipment. . . . . .             -        423,625
    Transfer of liabilities in connection
      with sale of assets . . . . . . . . . . . . . . . .             -        451,152
    Compensatory element of common stock
      and warrant issuances . . . . . . . . . . . . . . .        61,750        803,750
    Liabilities no longer deemed an obligation. . . . . .   (   865,180)             -
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Accounts receivable . . . . . . . . . . . . . . . .        60,316    (    57,230)
      Prepaid expenses and other current assets . . . . .   (     8,331)         7,554
      Sundry receivables. . . . . . . . . . . . . . . . .        19,519    (    45,568)
      Security deposits . . . . . . . . . . . . . . . . .         6,708    (     8,708)
      Accounts payable. . . . . . . . . . . . . . . . . .   (   104,360)   (   126,133)
      Accrued and other current liabilities . . . . . . .   (   289,461)       533,809
      Deposit payable . . . . . . . . . . . . . . . . . .        30,000              -
                                                           -------------  -------------
  Total adjustments . . . . . . . . . . . . . . . . . . .   (   210,787)     2,754,453
                                                           -------------  -------------

Net cash provided by operating activities . . . . . . . .       641,879        385,172
                                                           -------------  -------------

Cash flows from investing activities:
  Capital and intangible expenditures . . . . . . . . . .   (   457,809)   ( 1,942,296)
  Issuances of notes receivable . . . . . . . . . . . . .             -    ( 1,595,456)
  Repayments of notes receivable. . . . . . . . . . . . .       303,724              -
                                                           -------------  -------------
Net cash used in investing activities . . . . . . . . . .   (   154,085)   ( 3,537,752)
                                                           -------------  -------------

Cash flows from financing activities:
  Proceeds from capital lease obligations . . . . . . . .        87,101              -
  Payments of capital lease obligations . . . . . . . . .   (    11,938)             -
  Proceeds from notes payable . . . . . . . . . . . . . .        78,069              -
  Payments of notes payable . . . . . . . . . . . . . . .   (    13,684)   (    73,868)
  Proceeds from issuance of capital stock . . . . . . . .        10,540              -
                                                           -------------  -------------
Net cash provided by (used in) financing activities . . .       150,088    (    73,868)
                                                           -------------  -------------

Net increase (decrease) in cash . . . . . . . . . . . . .       637,882    ( 3,226,448)

Cash at beginning of year . . . . . . . . . . . . . . . .       431,087      3,657,535
                                                           -------------  -------------

Cash at end of year . . . . . . . . . . . . . . . . . . .  $  1,068,969   $    431,087
                                                           =============  =============



                See notes to consolidated financial statements.


                AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)






                                                         For the Years Ended
                                                             December 31,
                                                          ------------------
                                                            1996      1995
                                                          --------  --------
Supplemental Disclosures of Cash Flow Information:

  Cash payments for the year:

    Interest expense . . . . . . . . . . . . . . . . . .  $ 16,576  $  6,308
                                                          ========  ========

    Income taxes . . . . . . . . . . . . . . . . . . . .  $    289  $  1,061
                                                          ========  ========


Non-Cash Transactions for the year:

  Issuance of common stock for employment and services .  $ 61,750  $ 50,000
                                                          ========  ========

  Issuance of redeemable common stock purchase warrants
    for consulting, legal and other services . . . . . .  $      -  $753,750
                                                          ========  ========

  Acquisition of subsidiary in exchange for common stock  $      -  $450,000
                                                          ========  ========

  Loss on disposal of assets from property closures. . .  $      -  $ 87,829
                                                          ========  ========

  Sale of assets in exchange for notes receivable
    totalling $562,581 resulting in a loss . . . . . . .  $      -  $423,625
                                                          ========  ========

  Acquisition of property and equipment
    in exchange for notes payable. . . . . . . . . . . .  $      -  $700,000
                                                          ========  ========

  Cancellation of subscription notes receivable. . . . .  $100,500  $      -
                                                          ========  ========

  Impairment of long-lived assets. . . . . . . . . . . .  $416,576  $      -
                                                          ========  ========

  Liabilities no longer deemed an obligation . . . . . .  $865,180  $      -
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


     (h)    Intangible  Assets:

          Intangible assets consist of non-compete covenants, certain gaming and commercial lessor licenses and goodwill. These assets are periodically reviewed by management to evaluate the future economic benefits or potential impairments which may affect their recorded values to the Company. This is done by comparing the undiscounted projected future cash flows of the asset with the carrying value of the asset to ascertain that the expected cash flows over the remaining useful life of the asset equal or exceed its book value.

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


     (j)    New  Accounting  Standards:

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), effective for years beginning after December 15, 1995. FAS 123 establishes new methods for accounting for the fair value of stock-based compensation. FAS 123 also requires pro forma disclosure of the effects on income and earnings per share from the implementation of FAS 123 where an entity elects to continue accounting for stock-based compensation under the rules of APB 25. As such, the Company has elected to continue accounting for stock-based compensation under APB 25, and will provide all required FAS 123 disclosures (see Note 14).



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

          During 1996, the Company incorporated two wholly-owned subsidiaries in the State of Texas. Americana III, Inc. and Americana IV, Inc. were established to procure bingo licenses. The companies are presently inactive.

          During 1996, the Company incorporated five wholly-owned subsidiaries in the State of Mississippi. Forest Bingo, Inc., Starkville Bingo, Inc., Louisville Bingo, Inc., Delta Bingo, Inc. and Grenada Bingo, Inc. were established to acquire the assets of already existing bingo centers in
Mississippi.    The  companies  are  presently  inactive.

          During 1996, the Company opened four bingo centers in South Texas and one in South Carolina. Their results of operations are included in the results of operations of three of the Company's previously existing wholly-owned subsidiaries. The cost of these five bingo centers incurred in 1995 and 1996 aggregated approximately, $1,100,000.



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



NOTE  4  -          SUNDRY  RECEIVABLES.

          Sundry  receivables  consist  of  the  following:

  Advances to suppliers,
    employees and officers  $ 15,178
  Interest receivable. . .     9,472
  Other. . . . . . . . . .     1,399
                            --------

                            $ 26,049
                            ========

NOTE  5  -          PROPERTY  AND  EQUIPMENT.

          Property  and  equipment  consists  of  the  following:

  Land . . . . . . . . . . . . . . . .  $    189,671
  Buildings and building improvements.       784,657
  Leasehold improvements, net of
    impairment of $416,576 (Note 1). .       690,644
  Equipment, furniture and fixtures. .       671,170
  Autos. . . . . . . . . . . . . . . .        86,879
                                        -------------
                                           2,423,021
  Less:  Accumulated depreciation
           and amortization. . . . . .   (   708,852)
                                        -------------

                                        $  1,714,169
                                        =============



          Depreciation and amortization expense charged to operations for the years ended December 31, 1996 and 1995 amounted to $336,341 and $177,627, respectively.



NOTE  6  -          NOTES  RECEIVABLE  -  NET.

          Notes  receivable  -  net  consist  of  the  following:

     A  promissory  note  due  in  35  equal
          monthly  installments  of  $13,300,
          including  interest  at  12%  per
          annum  with  a  final  installment  of
          $12,685,  maturing  December  1,  1998            $   282,053

     A  promissory  note  due  in  36  equal
          monthly  installments  of  $5,400,
          including  interest  at  12%  per  annum,
          maturing  December  15,  1998                         123,094

     A  promissory  note  due  in  70  variable
          monthly  installments  of  $21,000  and
          $11,000,  including  interest  at  12%
          per  annum,  maturing  October  1,  2001
          (see  Notes  1  and  2)                               698,014

     A  promissory  note  due  in  26  equal
          monthly  installments  of  $10,000,
          including  interest  at  9%  per  annum,
          maturing  April  15,  1998                            188,571
                                                            ------------
                                                              1,291,732
     Less:    Allowance  for  doubtful
               collectibility  of  notes  based
               on  management's  estimate  of
               purchasers'  ability  to  pay  all
               notes  in  full  to  their  maturity         (   301,138)
                                                            ------------

     Notes  receivable  -  net  of  allowance
          for  doubtful  collectibility                     $   990,594
                                                            ============

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

          Annual  principal  maturities  under  these  notes  are  as follows:



             Years Ending
             December 31,              Amount
            -------------         --------------
                 1997             $     453,689
                 1998                   388,529
                 1999                   146,566
                 2000                   165,155
                 2001                   137,793
                                  -------------
                                      1,291,732
  Less:  Allowance for doubtful
           collectibility               301,138
                                  -------------

  Notes receivable - net                990,594

  Less:  Current maturities             347,923
                                  -------------

                                        642,671
                                  =============






NOTE  7  -          INTANGIBLE  ASSETS.

          Intangible  assets  consist  of  the  following:

  Goodwill                         $326,787
  Covenants not to compete           60,000
  Bingo and gaming licenses         138,397
                                   --------
                                    525,184
  Less:  Accumulated amortization   164,904
                                   --------

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

          Notes payable, including capital lease obligations, consist of the following:

     A  $27,657  note  issued  in  connection  with  the  purchase of  an  automobile,  payable  in  48  equal  monthly  install-
       ments  of  $671,  including  interest  at  7.65%  per annum     $27,163

     A  $22,272  note  issued  in  connection  with  the  purchase of  an  automobile,  payable  in  60  equal  monthly  install-
       ments  of  $450,  including  interest  at  8.75%  per  annum     21,975

     A  $28,140  note  issued  in  connection  with  the  purchase of  an  automobile,  payable  in  60  equal  monthly  install-
       ments  of  $600,  including  interest  at  10.00%  per annum     25,147

     Capital  lease  obligations  for  the  acquisition  of  equip-
       ment with a cost of $87,101 are payable in monthly installments of $244 to $1,363, including interest
       at  rates  varying  from  14.3%  to  27%  per  annum             75,163
                                                                     ---------
                                                                       149,448
     Less:    Current  maturities                                       39,936
                                                                    ----------

                                                                    $  109,512
                                                                    ==========


          The  annual  principal  maturities under these notes are as follows:



        Years Ending               Capital
        December 31,                Notes      Leases
        -------------           -------------  --------
           1997                 $      14,808  $ 42,555
           1998                        16,155    42,555
           1999                        17,627    26,550
           2000                        18,558         -
           2001                         7,137         -
                                -------------  --------

74,285                                111,660
  Less:  Amount representing
           interest and taxes               -    36,497
                                -------------  --------

  Present value of minimum
    lease payments                     74,285    75,163
  Less:  Current maturities            14,808    25,128
                                -------------  --------

                                $      59,477  $ 50,035
                                =============  ========

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



NOTE  12  -          INCOME  TAXES.

          The Company had net operating loss carryforwards available for income tax purposes of approximately $3,000,000 at December 31, 1995, expiring in 2009 through 2010, which upon recognition may result in future tax benefits of approximately $1,020,000. At December 31, 1996, after giving effect for utilization of approxi-mately $295,000 of this tax asset, management was unable to deter-mine if the utilization of the future tax benefit was more likely than not and accordingly, the remaining asset of approximately $725,000 has been fully reserved.

NOTE  12  -          INCOME  TAXES.    (Continued)

          The  Company's  income  tax  provision  consists  of  the following:


                                       1996         1995
                                    -----------  -----------
  Federal. . . . . . . . . . . . .  $  303,818    ($805,195)
  Federal tax creation (benefit)
    from utilization of operating
    loss carryforward. . . . . . .   ( 294,580)     805,195
  State and local taxes. . . . . .      31,739        1,061
                                    -----------  -----------

  Income tax provision . . . . . .  $   40,977   $    1,061
                                    ===========  ===========



          A reconciliation of the statutory income tax effective rate is as follows:

                                      1996                 1995
                              -------------------  --------------------
  Federal statutory rate . .  $  303,839    34.0%   ($805,195)  (34.0%)
  State and local taxes, net
    of federal tax benefit .      27,045     3.0          361         -
  Creation (utilization) of
    net operating loss
    carryforward . . . . . .   ( 294,580)  (33.0)     805,195      34.0
  Other. . . . . . . . . . .       4,673   ( 0.5)         700         -
                              -----------  ------  -----------  -------

  Effective tax rate . . . .  $   40,977     3.5%  $    1,061       - %
                              ===========  ======  ===========  =======




NOTE  13  -          STOCKHOLDERS'  EQUITY.

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

NOTE  13  -          STOCKHOLDERS'  EQUITY.    (Continued)

     (a)    Common  Stock  and  Additional  Paid-In  Capital:    (Continued)

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

NOTE  13  -          STOCKHOLDERS'  EQUITY.    (Continued)

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

NOTE  13  -          STOCKHOLDERS'  EQUITY.    (Continued)

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



NOTE  14  -  ACCOUNTING  FOR  STOCK-BASED  COMPENSATION.

               As of December 31, 1996, the Company implemented three shareholder-approved stock option plans (The 1994 Stock Option Plan, The 1995 Stock Option Plan, and The 1996 Stock Option Plan). These Plans collectively provide for the total issuance of 1,250,000 common shares over ten years from the date of approval of each plan. At year end 1996, a total of 1,060,000 shares had been issued under these plans, which are all intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The Company believes that its ability to attract, retain and motivate quality personnel is strongly influenced by its ability to grant options.

               At December 31, 1996, the Company had the following stock option shares issued and unexercised:


                                                           Exercise
Plan Year  Approved    Issued    Exercised  Unexercised  Price Range
---------  ---------  ---------  ---------  -----------  ------------
  1994. .    250,000    250,000          -      250,000  $ 1.00-$2.50
  1995. .    500,000    500,000          -      500,000  $  .96-$3.50
  1996  .    500,000    310,000          -      310,000  $  .96-$3.50
           ---------  ---------  ---------  -----------

  Total .  1,250,000  1,060,000          -    1,060,000  $  .96-$3.50
           =========  =========  =========  ===========

NOTE  14  -  ACCOUNTING  FOR  STOCK-BASED  COMPENSATION.    (Continued)

               Assuming  the  following:

  December 31, 1996 stock price.  $     1-7/16
  Exercise price(s): . . . . . .  $  .96-$3.50
  Life of options. . . . . . . .  Three years
  Expected volatility (Beta) . .  148%
  Expected dividends . . . . . .  None
  Risk-free interest rate. . . .  8.5%



               The Company would have recorded compensation expense of $425,389 under FAS 123 for the year ended December 31, 1996, as calculated by the Black-Scholes option pricing model. As such, pro forma net income and earnings per share would be as follows under FAS 123 for 1996:


                                  For the Year Ended
                                   December 31, 1996
                                  -------------------
  Net income as reported . . . .  $           852,666
  Additional compensation. . . .  $           425,389
  Adjusted net income. . . . . .  $           427,277
  Earnings per share as reported  $               .21
  Adjusted earnings per share. .  $               .10




NOTE  15  -  SUBSEQUENT  EVENTS.

               On March 1, 1997, pursuant to its settlement with the State of Florida, the Company sold three of its notes receivable to a corpora-tion which provides management services to the Company on its Alabama operations. In exchange, the Company received a promissory note in the principal sum of $1,033,930, payable in variable amounts, with interest charged at 12% of the outstanding principal balance through October 2001. The transaction did not result in the recognition of a gain or loss to the Company.