Form 10KSB/A
period 1996-12-31
AMERICAN BINGO & GAMING CORP
filed 1997-11-12
CIK 931683

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


                AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)






                                                         For the Years Ended
                                                             December 31,
                                                          --------------------
                                                            1996       1995
                                                          --------  ----------
Supplemental Disclosures of Cash Flow Information:

  Cash payments for the year:

    Interest expense . . . . . . . . . . . . . . . . . .  $ 16,576  $    6,308
                                                          ========  ==========

    Income taxes . . . . . . . . . . . . . . . . . . . .  $    289  $    1,061
                                                          ========  ==========


Non-Cash Transactions for the year:

  Issuance of common stock for employment and services .  $ 61,750  $   50,000
                                                          ========  ==========

  Cancellation of subscription notes receivable. . . . .  $100,500  $        -
                                                          ========  ==========

  Impairment of long-lived assets. . . . . . . . . . . .  $416,576  $        -
                                                          ========  ==========

  Liabilities no longer deemed an obligation . . . . . .  $865,180  $        -
                                                          ========  ==========

  Issuance of redeemable common stock purchase warrants
    for consulting, legal and other services . . . . . .  $      -  $  753,750
                                                          ========  ==========

  Acquisition of subsidiary in exchange for common stock  $      -  $  450,000
                                                          ========  ==========

  Loss on disposal of assets from property closures. . .  $      -  $   87,829
                                                          ========  ==========

  Loss on disposal of assets in exchange for
    Notes receivable, resulting in a loss. . . . . . . .  $      -  $  335,796
                                                          ========  ==========

  Installment notes received in exchange for
    For sale of assets . . . . . . . . . . . . . . . . .  $      -  $1,595,456
                                                          ========  ==========

  Transfer of liabilities in connection
    With disposal of assets. . . . . . . . . . . . . . .  $      -  $  451,152
                                                          ========  ==========

  Acquisition of property and equipment
    in exchange for notes payable. . . . . . . . . . . .  $      -  $  700,000
                                                          ========  ==========











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

       (b)          Gaming,  Concession  and  Other  Revenue:

          The Company's other sources of revenue are; (i) the leasing of video gaming machines; (ii) concessions located in the centers for the sale and supply of refreshments; (iii) vending machines located in the centers and (iv) the sale of bingo supplies, such as cards and daubers to the not-for-profit organizations. Inventory in the vending machines and concessions is not a material asset of the Company and is therefore deemed a periodic expense.
The  Company  recognized  a  loss  of  $335,796  from  the  sales.

     (g)    Provision  for  Doubtful  Collectibility  on  Notes  Receivable:

          In December 1995, the Company sold certain capital assets which it had employed in the operation of three bingo centers for an aggregate selling price of $1,360,034, comprised entirely of notes receivable. The Company recognized a loss of $335,796 from those sales. In February 1996, the Company formalized an agreement reached in 1995 whereby it sold the capital assets employed in the operation of a fourth center for $696,574 including a note receivable in the amount of $235,422.

          Management elected to set up a provision for doubtful collectibility which amounted to $301,138 and $370,481 at December 31,1996 and 1995, respectively. Management periodically reviews the provision to determine its adequacy.

     (h)    Intangible  Assets:

          Intangible assets consist of non-compete covenants, certain gaming and commercial lessor licenses and goodwill. These assets are reviewed by management whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management will then evaluate the future economic benefits or potential impairments which may affect their recorded values to the Company by comparing the undiscounted projected future cash flows of the asset with the carrying value of the asset to ascertain that the expected cash flows over the remaining useful life of the asset equal or exceed its book value.

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

          In July 1995, the Company acquired certain assets to be used in the operation of a bingo center from Lou Rob, Inc. and S. Mark, Inc. (corporations under common control) for the conditional pur-chase price of $675,000. Payment of the total amount consisted of cash of $175,000, a promissory note in the amount of $250,000, payable in 24 equal monthly installments including interest at 8% per annum and a liability to issue shares of the Company's common stock having a market value of $250,000 on the date of closing. The Company transferred these assets to its wholly-owned subsidiary, Delray Hall for Hire, Inc. ("DELRAY"), which was incorporated in the State of Florida on July 13, 1995. In February 1996, the Company formalized an agreement reached in 1995 whereby it sold the assets which it had acquired to an affiliate of Lou-Rob and S. Mark. The sales price was (i) $10,000 in cash at closing, (ii) 9% interest bearing installment note in the amount of $235,422, and (iii) the satisfaction of $201,152 of the note payable and $250,000 obligation to issue stock to Lou-Rob, Inc. and S. Mark, Inc., for a total selling price of $695,574.

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

          The afformentioned sales of the assets employed by MHHI and 959HFH resulted in losses of $51,652 and $284,144, respectively. Additionally, the closure of the Pell City Center and the renovation of one of the TCI centers resulted in losses from property closures of $69,455 and $18,374, respectively. Total losses on disposals of property and equipment ammounted to $423,625.

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