Form 10QSB
period 1997-09-30
AMERICAN BINGO & GAMING CORP
filed 1997-11-19
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark  one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1997

Commission  file  No.    0-13530
                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         AMERICAN BINGO & GAMING CORP.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)

                 DELAWARE                          74-2723809
        --------------------------------  -------------------
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


On NOVEMBER 14, 1997, the Registrant had 7,096,433 shares of its $.001 par value Common Stock outstanding (including 1 million shares issued pursuant to a pending acquisition).

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
-----------------------------------------

                                                                     September 30, 1997
----------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                       $         1,769,904
    Accounts receivable, net                                                    329,544
    Notes receivable - current, net                                             407,109
    Other current assets                                                        368,752
----------------------------------------------------------------------------------------
Total Current Assets                                                          2,875,309

Property and Equipment, net                                                   3,619,930

Other Assets
    Notes receivable, net                                                       624,184
    Licenses, net                                                               578,534
    Intangible assets, net                                                    2,452,891
    Other non-current assets                                                    173,464
----------------------------------------------------------------------------------------
Total Other Assets                                                            3,829,073

TOTAL ASSETS                                                        $        10,324,312
========================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable and accrued expenses                           $           175,035
    Notes payable - current                                                     442,210
    Obligations under capital leases - current                                  182,054
----------------------------------------------------------------------------------------
Total Current Liabilities                                                       799,299

Long-term liabilities
    Notes payable                                                               705,098
    Obligations under capital leases                                            754,232
----------------------------------------------------------------------------------------
Total Long-term Liabilities                                                   1,459,330

Shareholders' Equity
    Preferred Stock, $.01 par value, authorized 1,000,000 shares,
      2,000 shares issued and outstanding                                            20
    Common Stock, $.001 par value, authorized 20,000,000 shares,
      issued and outstanding 5,867,888 shares                                     5,868
    Additional paid-in capital                                               13,351,649
    Retained earnings (accumulated deficit)                                  (5,291,854)
----------------------------------------------------------------------------------------
Total Shareholders' Equity                                                    8,065,682

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $        10,324,312
========================================================================================


See  accompanying  notes  to  consolidated  financial  statements.
                                                                             1

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)



For Three Months Ended September 30,            1997        1996
-------------------------------------------------------------------
REVENUES:
     Rental                                  $  727,276  $  491,256
     Gaming, concession and other             1,690,824     969,823
                                             ----------  ----------

TOTAL REVENUES                                2,418,100   1,461,079


COSTS AND EXPENSES:
    Rent and supplies                           476,909     366,170
    General & administrative expenses           562,325     521,512
    Depreciation and amortization               105,996      88,174
    Other operating costs                       651,290     251,177
                                             ----------  ----------

TOTAL COSTS AND EXPENSES                      1,796,520   1,227,033
-------------------------------------------------------------------


OPERATING INCOME                                621,580     234,046


INTEREST INCOME, NET                             53,187      45,732
-------------------------------------------------------------------


INCOME BEFORE TAXES                             674,767     279,778


PROVISION FOR INCOME TAXES                       10,899          --
-------------------------------------------------------------------


NET INCOME                                   $  663,868  $  279,778
===================================================================



EARNINGS PER SHARE                           $      .12  $      .05

EARNINGS PER SHARE - ASSUMING FULL DILUTION  $      .11  $      .05



WEIGHTED AVERAGE SHARES OUTSTANDING           5,543,229   5,225,394

WEIGHTED AVERAGE SHARES OUTSTANDING -
  ASSUMING FULL DILUTION                      6,319,403   5,225,394




See  accompanying  notes  to  consolidated  financial  statements.


                                                                             2
AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)


For Nine Months Ended September 30,             1997        1996
-------------------------------------------------------------------
REVENUES:
     Rental                                  $1,950,205  $1,549,784
     Gaming, concession and other             5,114,419   2,567,086
                                             ----------  ----------

TOTAL REVENUES                                7,064,624   4,116,870


COSTS AND EXPENSES:
    Rent and supplies                         1,380,382   1,058,342
    General & administrative expenses         1,859,621   1,385,394
    Depreciation and amortization               311,770     264,674
    Other operating costs                     1,757,965     858,256
                                             ----------  ----------

TOTAL COSTS AND EXPENSES                      5,309,738   3,566,666
-------------------------------------------------------------------


OPERATING INCOME                              1,754,886     550,204


INTEREST INCOME, NET                            130,884     138,121
-------------------------------------------------------------------


INCOME BEFORE TAXES                           1,885,770     688,325


PROVISION FOR INCOME TAXES                       19,587          --
-------------------------------------------------------------------


NET INCOME                                   $1,866,183  $  688,325
===================================================================



EARNINGS PER SHARE                           $      .35  $      .13

EARNINGS PER SHARE - ASSUMING FULL DILUTION  $      .33  $      .13


WEIGHTED AVERAGE SHARES OUTSTANDING           5,389,534   5,218,374

WEIGHTED AVERAGE SHARES OUTSTANDING -
  ASSUMING FULL DILUTION                      5,734,905   5,218,374


See  accompanying  notes  to  consolidated  financial  statements.


                                                                             3
AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)



For Nine Months Ended September 30,                                1997          1996
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $  1,866,183   $ 688,325

    Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                   311,770     264,674
    Issuance of Company Stock for consulting services                72,881         ---
    Changes in operating assets and liabilities, net               (570,329)   (684,047)
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  1,680,505   $ 268,952

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (1,248,302)   (183,846)
    Acquisition of bingo and gaming centers                        (850,000)     36,667
    Acquisition of licenses                                        (540,575)     14,103
    Renegotiated lease costs                                        (70,000)        ---
    Issuance of notes receivable                                    (80,000)        ---
    Collection of notes receivable                                  204,124     160,374
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES             ($2,584,753)  $  27,298

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Preferred Stock, net                1,829,900         ---
    Owner withdrawals from acquired businesses                     (614,939)   (122,117)
    Payments on notes and capital lease obligations                 (88,845)    127,621
    Proceeds from issuance of Common Shares under
      Employee Stock Option and Stock Purchase Plans                437,524       7,000
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES            $  1,563,640   $  12,504

NET INCREASE IN CASH AND CASH EQUIVALENTS                      $    659,392   $ 308,753

CASH AND CASH EQUIVALENTS - BEGINNING                          $  1,110,512   $ 439,139
----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                             $  1,769,904   $ 747,892
========================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non-Cash Transactions:
-------------------------------------------------------------
Issuance of installment notes for renegotiated lease interest
  and purchase of bingo centers                                $  1,139,777         ---

Issuance of installment notes for capital lease obligations    $    863,820   $  87,101

Issuance of Company Common Stock for gaming and
  bingo center acquisitions                                    $    504,431         ---

Issuance of restricted Company Common Stock for
  renegotiated lease interest                                  $    206,250         ---



See  accompanying  notes  to  consolidated  financial  statements.
                                                                             4
AMERICAN  BINGO  &  GAMING  CORP.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
September  30,  1997
--------------------

NOTE  1    BASIS  OF  PRESENTATION
----------------------------------

The accompanying unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its wholly-owned subsidiaries, hereafter collectively referred to as "The Company." All financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and inter-company eliminations considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to risks and uncertainties, including customer attendance and spending, competition, capital resources, government regulation and general economic conditions, among others. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

In the third quarter of 1997, the Company acquired Gold Strike, Inc. and Lucky 4, Inc., two corporations engaged in the video game machine business in South Carolina. These two acquisitions were accounted for as poolings of interests under APB 16 "Business Combinations." The Company acquired all of the outstanding stock of Gold Strike and Lucky 4 in exchange for a total of 1,114,000 shares of its $.001 par value Common Stock. There were no material adjustments in the net assets of the combining companies to adopt the same accounting policies, nor were there any changes in their fiscal years as a result of these combinations.

The Company's consolidated financial statements give retroactive effect to these acquisitions for all periods presented herein. The interim results of the Company for the period from January 1, 1996 to September 30, 1996 have been restated to: i) include these acquisitions, and ii) be consistent with current reporting formats. Restated results, after giving effect to the acquisitions, are as follows:


                                        Three Months Ended       Nine Months Ended
                                        September 30, 1996       September 30, 1996
                                      -----------------------  -----------------------
                                                     As                        As
                                          As      Previously       As      Previously
                                       Restated    Reported     Restated    Reported
                                      ----------  -----------  ----------  -----------
(Unaudited)
Revenues                              $1,461,079  $   914,740  $4,116,870  $ 2,709,019
Net Income                               279,778      248,427     688,325      601,958
Earnings per share                    $      .05  $       .06  $      .13  $       .15
Weighted average shares outstanding    5,225,394    4,111,394   5,218,374    4,104,374

                                                                             5
AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
September  30,  1997


NOTE  2    EXPANSION  ACTIVITIES
--------------------------------


The Company considerably expanded its South Carolina bingo operations in the second and third quarters of 1997 (there were no acquisitions in the first quarter of 1997). The Company acquired the "Lucky Bingo", "Shipwatch", and "Ponderosa" bingo centers in Charleston during the second quarter, and "Beacon 1" and "Beacon 2" bingo centers in Charleston during the third quarter. Total cash consideration paid for these acquisitions was $850,000. The Company also issued notes for $400,000 and 9,969 shares of Company Common Stock valued at $50,000 pursuant to these acquisitions. These acquisitions have been accounted for as purchases, with the excess of consideration paid over fair market asset values treated as goodwill. The Company has not filed 8-K reports for these acquisitions as they individually and cumulatively fall under the 20% significance level required for 8-K reporting for small business filers.

The Company also expanded its South Carolina gaming center operations in the third quarter of 1997. The Company acquired the "Gold Strike" and "Lucky 4" video gaming operations in two stock-for-stock transactions which added over 120 video gaming machines in this quarter. The Company issued a total of 1,114,000 shares of its Common Stock in exchange for all outstanding shares of these two businesses. These acquisitions had net asset values of approximately $454,000 at their dates of acquisition and were accounted for as poolings of interests. The fair market value of the consideration given by the Company in these acquisitions exceeded the 20% significance level and the Company has filed an 8-K report on the Gold Strike acquisition and will file financial statements on the Lucky 4 acquisition within 60 days of the initial 8-K filing , which took place on October 16, 1997.

The Company also made significant capital expenditures totaling approximately $1.25 million during the first nine months of 1997. The vast majority of these costs were related to the Company's South Carolina expansion activities.

NOTE  3    PROPERTY  AND  EQUIPMENT,  NET
-----------------------------------------

Property  and  Equipment  at  September  30,  1997  consists of the following:

  Land                                       $   189,671
  Buildings and improvements                     806,490
  Leasehold improvements                       1,174,604
  Equipment and furniture                      2,419,010
  Construction in progress                       277,903
  Automobiles                                    211,600
                                             ------------
                  Sub-total                                  5,079,278
  Accumulated depreciation and amortization                 (1,459,348)
                                                           ------------
  Net Property and Equipment                               $ 3,619,930


                                                                             6
AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
September  30,  1997


NOTE  4  NOTES  RECEIVABLE
--------------------------


Notes receivable primarily consists of two notes totaling $1.6 million from the sale of four of the Company's former bingo centers in Florida. The current balance on these Florida notes is approximately $1.1 million, of which $407,000 is due within the next year. The Florida notes each have unique terms, including annual interest rates of 9-12% and maturity dates in 1998-2001. Approximately 11% of the total Florida note balance was past due at the end of the third quarter of 1997, a portion of which was collected subsequent to the end of the quarter. A majority of the past due Florida balance has been paid into an escrow account in Florida pursuant to an interpleador action by one of the creditors. The Company expects to collect this past due account balance upon favorable legal resolution, although there can be no assurance of this. Management has provided a reserve, currently totaling $252,000, for collectibility on these notes. This reserve is presently maintained at a constant percentage of the outstanding principal balance and is amortized as the notes are collected.

NOTE  5    INTANGIBLE  ASSETS
-----------------------------

Intangible  Assets  at  September  30,  1997  consist  of  the  following:

      Goodwill                  $1,551,491
      Renegotiated lease costs  $1,016,027
      Covenants not to compete      60,000
                                -----------
            Sub-total                         2,627,518
      Accumulated amortization                 (174,627)
                                             -----------

      Net Intangible Assets                  $2,452,891

The Company's intangible assets are primarily comprised of goodwill recorded in connection with the acquisition of certain bingo and gaming centers in Texas, Alabama and South Carolina, and the costs of a renegotiated lease. The Company has added $2.2 million of intangible assets during the first nine months of 1997. Goodwill represents the excess of total consideration paid for acquisitions over the fair market value of the assets acquired in these acquisitions, which were treated as purchases for accounting purposes. The Company has recorded approximately $1.2 of goodwill in 1997 pursuant to the acquisition of five bingo centers in South Carolina for $1.3 million in total consideration, which was paid in cash ($850,000), notes payable ($400,000), and Company Stock ($50,000). The Company also recorded $1.0 million of goodwill pursuant to the Company's renegotiation of its lease with its Columbia bingo center lessee in 1997 for an increased interest in the bingo, gaming and concessions proceeds generated by its Columbia operations. In return, the Company provided its lessee with a note for $740,000, 300,000 shares of restricted Company Stock and $70,000 in cash. Intangible assets are amortized over management's estimate of their expected useful lives, which is 5 to 15 years for most intangible assets. Management reviews the valuation of intangible assets on a regular basis, and, when events or changes in circumstances dictate that the carrying amount may be impaired, management will write down intangible assets to their net recoverable value.


                                                                             7

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
September  30,  1997


NOTE  6    NOTES  PAYABLE
-------------------------


The majority of the Company's notes payable balance represents the Company's remaining obligation of $678,000 on a $740,000 note payable to the lessee of its South Carolina bingo centers. This liability was incurred in the first quarter of 1997 pursuant to the Company's renegotiated lease with the lessee of its Columbia bingo and gaming centers for an increased interest in the bingo, gaming and concession proceeds from the centers. This note is payable over five years at 8% interest. Approximately $130,000 of this note is due within the next 12 months. The Company also owes $347,000 on a $400,000 note payable incurred in the third quarter of 1997 pursuant to the acquisition of two bingo centers in South Carolina. This note is payable over two years at 6% interest and may be reduced if the actual financial performance of the underlying bingo centers does not meet certain performance requirements. The balance of the Company's notes payable is comprised of balances due on automobile purchases.


NOTE  7    SHAREHOLDERS'  EQUITY
--------------------------------


The Company has issued approximately 1,707,000 shares of its Common Shares during the first nine months of 1997. Of this total, approximately two-thirds have been issued in connection with acquisitions (Gold Strike - 828,000, Lucky 4 - 286,000, and various bingo centers - 10,000). Of these 1,124,000 acquisition shares, approximately 972,000 are subject to a Company sales restriction over three years. The Company has also issued 300,000 shares of stock to the lessee of its Columbia, South Carolina bingo centers pursuant to a renegotiated lease for an increased interest in bingo, gaming and concessions proceeds from these centers. These 300,000 shares are subject to a two-year Company sales restriction. The Company has also issued 200,000 shares of stock pursuant to option exercises under the Company's Employee Stock Option Plans and 7,000 shares pursuant to the Company's Employee Stock Purchase Plan. Lastly, the Company has issued approximately 76,000 shares of stock in consideration for financial, legal and lobbying services, valued at about $73,000. Subsequent to the end of the third quarter, the Company issued 1,000,000 shares pursuant to a stock-for-stock acquisition (see note
10).

In August of 1997, the Company successfully completed a private equity financing with Plazacorp Investments Ltd., raising $2.0 million for acquisition and working capital purposes. The Company issued 2,000 Preferred Series A Shares, $.01 par value, at the price of $1,000 per share. After commissions, legal and accounting fees, the Company netted $1.83 million from this financing. The Preferred Shares bear interest at 7% per year and are convertible into Common Shares under a variable, discounted pricing formula between $4.00 and $5.50 per share. Under this formula, the Company expects to issue a minimum of 363,636 Common Shares and a maximum of 500,000 Common Shares. The Preferred Shares are convertible in four blocks, vesting from August, 1997 through April, 1998.


NOTE  8    INCOME  TAXES
------------------------


The Company recorded only nominal tax liability for the first nine months of 1997 and 1996 due to accumulated tax loss carryforwards of approximately $3.0 million at the end of fiscal 1995. The Company had available over $2.0 million of tax loss carryforwards at the end of 1996 and does not expect to incur any federal income tax liability until this carryforward is depleted.

                                                                             8
AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
September  30,  1997

NOTE  9    EARNINGS  PER  SHARE
-------------------------------


At September 30, 1997, the Company had 5,867,888 shares issued and outstanding. The Company had 5,543,229 weighted average shares outstanding for the third quarter, including 1,114,000 total shares issued for the Gold Strike and Lucky 4 acquisitions and 363,636 shares expected to be issued pursuant to the Company's Convertible Preferred equity shares. On a fully diluted basis, the Company had 6,319,403 shares outstanding for the third quarter. Fully diluted shares include 434,626 shares attributable to the Company's 3,317,500 outstanding Redeemable Common Stock Purchase Warrants, which are convertible into the Company's Common Shares on a 1:1 ratio for $5.00 per share. These warrants expire on December 14, 1998 and are callable sooner by the Company if its Common Stock trades at $8.00 or higher for 20 consecutive trading days, which occurred on November 4, 1997. Fully diluted shares also include 341,548 shares attributable to employee stock options priced from $.96 to $5.50 per share which expire from 1998 - 2003. The additional fully diluted warrant and stock option shares have been calculated pursuant to APB 15 "Earnings Per Share" under the "Treasury Stock" method.

The Company intends to adopt SFAS No. 128, "Earnings per Share" effective December 15, 1997. This statement requires the replacement of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Management of the Company does not expect the adoption of this statement to have a material impact on the earnings per share computation.


NOTE  10    SUBSEQUENT  EVENTS
------------------------------


On November 13, 1997 the Company announced that, effective at the close of business on November 14, 1997, it was calling all 3,317,500 publicly traded Redeemable Common Stock Purchase Warrants. Under the terms of its Warrant Agreement, the Company was able to call the warrants when its Common Stock traded at $8.00 or greater for 20 consecutive days, which occurred on November 4, 1997. Each warrant is convertible into one Common Share at an exercise price of $5.00 per share. Warrant holders have until the close of business on Monday, December 22, 1997 to exercise their warrants, after which the warrants expire. If all warrants are exercised, the Company would gross in excess of $16.5 million cash, which would substantially enhance the Company's capital resources. There can be no assurance that any or all of the warrants will be exercised.

On November 18, 1997, the Company announced that it had entered into an agreement to purchase Darlington Music Co., a South Carolina corporation engaged in the video gaming machine business. Darlington is currently generating nearly $4 million in annual revenues from over 400 video gaming machines. The Company will exchange 1 million of its Common Shares for all of the outstanding shares of Darlington. These 1 million shares were issued on or about November 14, 1997. This acquisition is planned to close by December 16, 1997, pending completion of final due diligence, and will be accounted for as a pooling of interests.


                                                                             9
AMERICAN  BINGO  &  GAMING  CORP.
September  30,  1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

American Bingo & Gaming Corp. was formed as a Delaware corporation in September 1994 to pursue bingo and gaming business opportunities. The Company completed its initial public offering in December 1994, raising nearly $5.2 million through the issuance of Common Stock and Warrants. The Company netted approximately $3.1 million from this offering after the retirement of debt and payment of underwriting fees. The Company subsequently raised $2.0 million and netted over $1.8 million in a private financing in August 1997. The Company has invested a majority of its offering proceeds in expansion activities.

The Company, through its subsidiaries, provides initial investment capital, facilities, maintenance and management support for charities which utilize bingo events as a means of fundraising. Participating charities at the Company's bingo centers raised over $3.6 million and $2.5 million for their operations in 1996 and 1995, respectively. The Company's revenues are derived from rental revenues from participating charities that conduct bingo activities at the Company's bingo centers. Significant additional revenues are also generated from video gaming centers in South Carolina, as well as vending and concession operations, the sale of bingo paper and supplies, electronic bingo "card-minders" and other miscellaneous revenues in the Company's bingo centers.

Company management believes that the North American charitable bingo market, estimated by industry sources at a $5 billion total annual "handle," is fragmented and inefficient, yet potentially profitable for charities and commercial lessors such as the Company. The Company's strategy, therefore, is to consolidate a portion of the industry to build a chain of bingo and gaming centers in lucrative markets. Management believes that the Company's industry experience, economies of scale and financial resources provide a competitive advantage over competing operations, which should enable the Company and its participating charities to mutually prosper. The Company currently has 18 total bingo centers in Texas, Alabama and South Carolina, with four more centers planned to open in the fourth quarter. The Company also currently operates approximately 270 video gaming machines in South Carolina (prior to the Darlington acquisition (see Note 10).

RESULTS  OF  OPERATIONS

The Company generated consolidated revenues of $2.42 million during its third fiscal quarter ended September 30, 1997, as compared to $1.46 million in the comparable period of the prior fiscal year, which represents an increase of $957,000 or 66%. This quarter's sales increase was primarily led by the Company's successful South Carolina acquisitions and expansion. Approximately 60% of this quarter's revenues were derived from video gaming and 30% from bingo center rentals, with the balance comprised of paper, concessions and other sales. Revenues for the first nine months of 1997 totaled $7.06 million as compared to $4.12 million in the comparable 1996 period, an increase of $2.95 million or 72%. This increase was again led by the Company's successful South Carolina operations.

Costs and expenses totaled $1.80 million during the third quarter of 1997 versus $1.23 million in the comparable 1996 quarter, which represents an increase of $569,000 or 46%, as compared to the Company's 66% increase in quarterly revenues for this period. Costs and expenses for the first nine months of 1997 totaled $5.31 million as compared to $3.57 million in the comparable period of 1996, an increase of $1.74 million or 49%, as compared to the Company's 72% increase in revenues for this period. These cost increases were primarily led by increased rent and supplies expenses and other operating costs consistent with the Company's significant growth in the number of bingo and video gaming centers. General and administrative expenses have also increased in 1997 to support the Company's growth, with the largest increase occurring in industry lobbying and legal costs.

                                                                            10

AMERICAN  BINGO  &  GAMING  CORP.
September  30,  1997

RESULTS  OF  OPERATIONS  (CONTINUED)

Net interest income for the quarter ended September 30, 1997 totaled $53,000 as compared to $46,000 in the year ago quarter. Net interest income for the first nine months of 1997 totaled $131,000 as compared to $138,000 in the comparable 1996 period. The Company recorded only nominal tax expense during the first nine months of 1997 and 1996 due to tax loss carryforwards. The Company's tax loss carryforward balance was in excess of $3 million at the end of fiscal 1995 and in excess of $2 million at the end of fiscal 1996. The Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits, although there can be no assurance of sufficient profitability.

Net income for the third fiscal quarter of 1997 was a record $664,000, which equated to primary earnings per share of $.12, or $.11 on a fully diluted basis. Net income for the third quarter of 1996 was $280,000, which equated to earnings per share of $.05. The majority of the Company's $384,000 or 137% quarterly net income increase was due to the successful performance of the Company's South Carolina operations. Net income for the first nine months of 1997 totaled $1.87 million, which equated to primary earnings per share of $.35, or $.33 on a fully diluted basis. This compares to $688,000 or $.13 per share for the comparable period of 1996. This increase in profitability is again due to the continued strong performance of the Company's South Carolina acquisitions and investments.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has generated approximately $659,000 in net positive cash flow during the first nine months of 1997. The majority of this positive cash flow is from operating activities, which netted over $1.68 million to date in 1997. The Company also netted $1.56 million from financing activities to date in 1997, with the majority of this financing provided by $1.83 million of net proceeds from a Preferred Stock financing in August of 1997. The Company has invested over $2.58 million to date in 1997, with the majority of this total 0investment for capital expenditures, bingo center acquisitions and video gaming license purchases.

Total  cash  and  cash  equivalents  were $1.77 million at September 30, 1997.
Total current assets were $2.88 million at the end of the third quarter, leaving the Company with working capital of approximately $2.07 million. Net property and equipment ($3.62 million), intangible assets ($2.45 million) and licenses ($579,000) comprise nearly two-thirds of the Company's total assets. Total current liabilities were nearly $800,000 and total long-term liabilities were approximately $1.46 million at the end of the third quarter of 1997. Total shareholder's equity of $8.07 million comprised the balance of the Company's capitalization.

The Company believes it has adequate capitalization to finance its short-term capital requirements. The Company intends to finance its short-term capital requirements with existing cash resources, current operational cash flows and capital equipment lease lines, which presently total $1.25 million. The Company intends to finance its long-term capital requirements with the potential proceeds of over $16 million from the conversion of its 3.3 million publicly traded redeemable Common Stock Purchase Warrants. The Company called the warrants as of November 14, 1997 and set a redemption date of December 22, 1997. Each warrant is convertible into one share of Company Common Stock for $5.00 per share. There can be no assurance that the Company's stock price will maintain a $5.00 or higher price level through the redemption date that management believes is necessary to cause these warrants to be exercised. The Company may also consider other forms of long-term financing to fund its long-term growth plans.


                                                                            11
AMERICAN  BINGO  &  GAMING  CORP.
September  30,  1997


PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

The  Company  filed  the  following  reports during the third quarter of 1997:

Date             Items Reported           Financial Statements
----             ---------------          --------------------
August 15, 1997  Gold Strike Acquisition  Yes - filed via 8-K amendment on or about  October  31,  1997
August 15, 1997  $2M Equity Financing     No

                                    SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                   American  Bingo  &  Gaming  Corp.

                                   November  18,  1997


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



                                   American  Bingo  &  Gaming  Corp.


                                   November  18,  1997


                                   By:

                                   /s/  Gregory  L.  Wilson
                                   ------------------------
                                   Gregory  L.  Wilson
                                   Chief  Executive  Officer


                                   /s/  John  T.  Orton
                                   --------------------
                                   John  T.  Orton
                                   Chief  Financial  Officer