Form 10KSB
period 1997-12-31
AMERICAN BINGO & GAMING CORP
filed 1998-04-17
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of
                                      1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       or
  Filed Pursuant To Sections 12, 13 Or 15(D) Of The Securities Exchange Act Of
                                      1934

                         Commission File Number 1-13530

                          AMERICAN BINGO & GAMING CORP.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           74-2723809
            --------                                           ----------
 (State  or  other  jurisdiction  of                        (I.R.S. Employer
corporation  or  organization                              Identification  No.)

515  Congress  Avenue,  Suite  1200,  Austin,  Texas            78701
----------------------------------------------------         -------------
(Address  of  principal  executive  offices)                  (Zip  Code)

Registrant's  telephone  number,  including  area  code  (512)  472-2041
                                                         ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement  for  the  past  90  days.          YES    NO  X
                                                         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.          YES    X  NO
                        -----

Registrant's  revenues  for  its  most  current  fiscal  year:       $12,223,000
Aggregate market value of the voting stock held by non-affiliates as of December
31,  1997:          $42,000,000
Number  of  shares  outstanding  as  of  latest  practical  date:      9,584,548

DOCUMENTS  INCORPORATED  BY  REFERENCE:

Part III of this Report incorporates by reference the Registrant's definitive Proxy Statement for its annual meeting of stockholders scheduled to be held on June 5, 1998, which will be filed with the Commission within 120 days of the end of fiscal 1997.

                                     PART I

ITEM  1  -  BUSINESS
--------------------

BUSINESS  DEVELOPMENT

     American Bingo & Gaming Corp. (the "Company") was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and gaming operations. The Company subsequently completed its initial public offering in December of 1994, raising approximately $5.2 million through the sale of 1,000,000 shares of the Company's Common Stock and 1,725,000 Redeemable Common Stock Purchase Warrants. The Company raised approximately $5.2 million from this offering. The Company used a majority of its net public offering proceeds for expansion in 1995.

     The Company has grown substantially in the three years since its IPO. The Company began 1995 with approximately $5 million in total assets and a $2 million annual revenue runrate, and today has grown to over $24 million in total assets and $12 million in annual revenues. The Company began with six bingo centers and no gaming operations in 1994 and today has 15 bingo centers and over 750 video gaming machines (VGM's). The Company's growth accelerated dramatically in 1997 as the Company consummated three acquisitions of video gaming businesses in South Carolina in stock-for-stock transactions. These acquisitions accounted for $7.5 million or 60% of the Company's 1997 total revenues. The Company also added ten bingo centers in South Carolina during 1997, but closed five of these centers due to lack of profitability. The remaining bingo centers in South Carolina are profitable.

     The Company substantially improved its capitalization in 1997 through two financing transactions. In August of 1997, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share, raising $2 million in a private equity transaction. In November of 1997, the Company called all of its outstanding public warrants and in December of 1997 redeemed 2.3 million warrants. Each warrant was exercisable into one common share at $5.00 per share, raising nearly $11.5 million for the Company, or over $11.1 million after associated financing costs. The Company intends to use this capital to continue to grow its business.

PRINCIPAL  SERVICES  AND  MARKETS

     The Company's business is primarily focused on the non-casino video gaming and charitable bingo niches within the $587 billion (total 1996 industry receipts) gaming market in the U.S. Gaming receipts comprised approximately 6% of U.S. Gross National Product in 1996, and Americans spend nearly as much money on gaming activities in a year as they do on groceries. Video gaming revenues comprised approximately 72% of the Company's total revenues in 1997, with bingo revenues providing about 24%. Management intends to migrate revenues to a more balanced mix going forward.

     Total non-casino video gaming industry receipts were $14.4 billion in the U.S. in 1996. Video gaming is currently legal in various forms in 11 states in the U.S. (Colorado, Louisiana, Michigan, Montana, Nevada, New Jersey, Oregon, Rhode Island, South Carolina, South Dakota, and West Virginia). All of the Company's gaming revenues are currently earned in the state of South Carolina, which in 1996 had the second highest non-casino video gaming receipts in the U.S. after Louisiana. South Carolina currently has about 30,000 VGM's which gross over $2 billion annually. The Company intends to expand its gaming business into other markets in the future.

     The Company began 1997 with 35 VGM's in South Carolina and today has over 750 VGM's in the state. The Company has been ranked as one of the top 10 video gaming operators in South Carolina. The Company has grown its South Carolina video gaming operations primarily through acquisitions and, to a lesser extent, internal growth. The Company's video gaming operations in South Carolina are diversified into three segments: bingo centers, routes and freestanding locations.

     The Company currently has about 90 VGM's in bingo centers in South Carolina, which are located in Columbia and Charleston. The Company believes that there is a strong financial benefit from operating VGM's in bingo centers due to the fact that bingo centers typically draw crowds of 300-500 players per night, many of whom also enjoy video gaming. There are also significant personnel and overhead cost economies with bingo center VGM operations compared to other VGM segments. The Company retains all profits from its bingo center VGM operations, which are the most profitable of its three video gaming segments in South Carolina.

     The Company has over 430 VGM's in route operations in 12 counties in South Carolina. In the route business, the Company places VGM's in convenience stores, grocery stores, restaurants, nightclubs, sports bars, laundromats, bowling alleys and other high customer volume locations. The Company and the location owner/operator split net VGM profits, typically on a 50/50 basis.

     The Company also has over 230 VGM's in freestanding locations, primarily in Columbia, Charleston and North Augusta. These locations are often in strip malls or other high-traffic areas. This video gaming segment typically offers the best facilities and highest level of customer service to video gaming customers and more closely resembles a casino-style environment. This segment also has the highest operational leverage of the three video gaming segments due to higher rent and personnel costs.

     Total charitable bingo industry receipts were $4.0 billion in the U.S. in 1996. Also in 1996, U.S. Indian bingo receipts were about $2.1 billion, and Canadian bingo receipts were about $2.0 billion. Bingo in the U.S. draws more player visits (1.2 billion in 1996) and receipts ($6.1 billion in 1996) than the U.S. movie industry which had 1.1 billion visits and $6.0 billion in box office receipts in 1996. Charitable bingo is authorized in 46 states in the U.S. and all 12 Canadian provinces. There are 64,000 charitable bingo centers in North America with over 60,000 organizations licensed to operate bingo. Bingo is the most accepted form of gaming by the public with over a 75% approval rating. North American charitable bingo receipts have been flat since 1993 based on the proliferation of competing Indian games, casinos, lotteries and other forms of gaming. However, bingo is expected to maintain or possibly increase its market share of total gaming industry receipts consistent with an aging U.S. population, which has more disposable income and time and enjoys playing bingo more than other age groups.

     As a charitable bingo commercial lessor, the Company provides investment capital, facility set up, maintenance and management support for charities that utilize bingo for fundraising. The Company's participating charities raised approximately $3.2 million, $3.6 million and $2.5 million in net proceeds after bingo prizes the past three years. The Company derives bingo revenues from rental, paper sales and head tax payments received from participating charities that conduct bingo sessions at the Company's centers. Additional revenues are also derived from bingo center vending and concession operations, pull-tab sales, dauber sales and other miscellaneous revenues.

     Charities operate bingo centers and ultimately determine their financial and operational success. The Company, by virtue of its substantial initial and ongoing investment in bingo centers, operates in an advisory role regarding center operations. Both parties have a mutual interest in the success of a bingo center and positive lessor-charity relations are critical to a bingo center's success. The Company helps its participating charities develop and market bingo programs, hire employees, review results and maintain financial controls. When a bingo center is financially successful, there is very low charity turnover. Marginal or unprofitable bingo centers generally have higher charity turnover. The Company maintains short-term leases with its charities in order to ensure continual charity interest in the success of a center. Under-performing charities can usually be replaced with thirty days notice.

     The Company's bingo operations are located in South Carolina, Alabama and Texas. In terms of total statewide charitable bingo receipts in 1996, South Carolina ($79 million) and Alabama ($58 million) are relatively small, but profitable bingo states. Texas ($502 million) is by far the biggest bingo state in the U.S. with over 12% of total U.S. bingo receipts, but is generally less profitable for commercial lessors than other states due to more restrictive lessor rent limits. In the U.S., an average of 74% of total bingo receipts are paid back to the players in the form of prizes, with 13% of total receipts paid for expenses and 3% for taxes, leaving 10% of total receipts for the charities. The Company's rental payments are a portion of the 13% charities pay for expenses, with labor and supply costs also comprising a significant portion of charity expenses. From its rental collections, the Company must in turn be able to cover the costs of its bingo property rent, property management, utilities, supplies, insurance, repairs and maintenance, security, licenses, taxes and other overhead costs to earn a profit. By virtue of their fixed cost structure (guaranteed prize payouts, fixed rent, labor and overhead, etc.), bingo centers have substantial operational leverage. Thus, even small changes in attendance can significantly affect a bingo center's profitability for the Company and its charities. When a bingo center does not draw the necessary attendance to cover its fixed costs, the Company will likely not be able to collect any rent, and ultimately the center may be shut down. This dynamic has caused the Company to close several centers in the past.

     The Company presently has 15 bingo centers, and is currently negotiating to acquire additional centers. There can be no assurance that the Company will be able to consummate these potential acquisitions. The Company today has eight centers in South Carolina, three centers in Alabama and four centers in Texas. The Company closed six start-up bingo centers over the past few months due to lack of profitability. The Company intends to rapidly grow its bingo business through acquisitions of existing bingo centers. Acquisitions typically cost more than start-ups, but have less risk due to greater predictability of financial results and no dilution of existing bingo markets.

     Bingo is derived from an Italian lottery game created in 1530. Bingo was introduced in the U.S at an Atlanta carnival in 1929. At that time, bingo was played with cards covered with beans and called "beano," which later changed to bingo. Bingo changed to paper cards and colorful daubers in the 1980's as a way to allow players to play more cards at a time. In the 1990's bingo has started to evolve again with the advent of electronic "card-minders," which allow players to play up to 600 bingo cards simultaneously. Electronic card-minders allow a player to use a keyboard, touch-screen or light pen to mark numbers on a video monitor, or allow players to mark numbers on a hand-held portable unit. The Company began introducing card-minders into its bingo centers in 1996, which have generally been successful. Management believes that card-minders are easier to play, allow more bingo to be played, reduce paper costs, appeal to younger players, and increase the average spend per player. Since only 5% of 1996 total bingo receipts in the U.S. were from electronic games, management believes this is a growth opportunity for the Company and industry and intends to further computerize its centers in the future.

     The Company is not dependent on any single customer or supplier, and none comprise more than 10% of the Company's business. The Company has not invested in any research and development activities in the last two years and has no plans to do so in the future. The Company has not incurred any costs nor suffered any negative effects due to compliance with environment laws.

EXPANSION  PLANS

     The Company grew its revenues from $7.7 to $12.2 million in 1997, an increase of nearly 60%, with only $1.4 million in cash at the beginning of the year. The Company began 1998 with nearly $12.0 million in cash. Based on its strong capital position, the Company expects to continue to grow rapidly in the future. Further, management expects to continue to run a relatively lean operation, meaning that the Company expects to leverage its management team and infrastructure for expansion without significantly increasing the Company's cost structure.

     Non-casino video gaming is a $14.4 billion market currently legal in 11 states. The Company intends to expand its gaming operations within markets that provide attractive economic returns. Charitable bingo, a $6 billion industry in North America, is legal in 46 states and all 12 Canadian provinces, which together have over 64,000 bingo centers. Thus, there is ample opportunity for the Company to continue to grow and consolidate portions of these industries. Management believes that these market segments will continue to be overlooked by most larger gaming firms, yet remain attractive due to: i) strong customer acceptance and participation (75% of the public supports charitable bingo); ii) favorable demographic trends (an aging population with increasing disposable income and time); and iii) reduced government funding of charities due to perpetual budgeting pressures.

     The Company's current gaming/bingo revenue mix is about 75/25; management would like this mix to be more balanced. The Company's expansion within the South Carolina video gaming market is currently on hold pending resolution of current legislative and judicial issues affecting the industry. Thus, charitable bingo, in which Company already has an established presence, will likely be a focus for expansion in 1998. The Company recently completed the acquisition of a successful bingo center in Abilene, Texas. The Company is presently evaluating potential bingo center acquisitions in Canada, Texas, Alabama, Kentucky, Mississippi and South Carolina. There is no assurance any of these acquisitions will be consummated and/or successful. The Company intends to continue its focus on the southern part of the U.S., but may expand outside this area for desirable growth opportunities. Longer term, the Company may also evaluate expansion into other bingo and gaming market segments such as military bases, racetracks, cruise ships and Indian gaming.

     The Company intends to grow its bingo center and gaming operations primarily through acquisitions, and to a lesser extent developments and internal growth. The Company determines acquisition prices and development budgets based on the proposed investment's historical and projected financial performance, competitive market position, and overall strategic fit within the Company's growth plans. Acquisitions are typically made at 2-4x proven annual cash flows, dependent on the predictability of cash flows, management talent and opportunities for enhanced financial performance. Acquisition currency typically includes cash, notes and Company stock, with higher multiples paid to sellers who are willing to accept a greater portion of notes and/or stock than cash as consideration. This strategy allows the Company to leverage its cash resources for growth purposes. Also, the inclusion of notes and stock provides a stronger vested interest on the part of the seller in the continued success of the Company. Consulting, non-compete and performance guaranty agreements are also often included in the Company's acquisition contracts.

     The Company will also continue to grow, to a lesser extent, through development projects, which normally have a higher risk-reward profile. For example, the Company's most successful operation is in Columbia, South Carolina, which was a start-up. Yet a majority of the Company's unsuccessful investments have been start-ups. Building and finish-out costs for new bingo centers typically run $100,000 - $250,000 for site selection and preparation, finish-out, equipment and furniture costs, and licensing fees. The cost of building a new bingo center is usually less expensive than acquiring an existing center, but is more risky and will dilute an existing bingo market. Both acquisition and development projects will target markets that offer: i) equitable regulations; ii) limited competition; iii) attractive real estate pricing; iv) favorable demographics; and v) proximity to the Company's existing operational base.

COMPETITION

     Non-casino video gaming is a $14.4 billion market in the U.S. and charitable bingo is a $6 billion market in North America with 64,000 commercial bingo centers. Since non-casino video gaming operations and charitable bingo centers are typically low overhead operations, there is not a significant financial barrier to entry in these markets on a small scale. Only well-capitalized entrants can compete in these industries on a large scale level, however. Also, rigorous regulatory requirements, legal complexities and perpetual political pressures serve to reduce the entry of many would-be competitors in these markets.

     Within the gaming industry, the Company competes with many other operators in South Carolina. The Company currently operates over 750 VGM's in South Carolina; there are over 30,000 VGM's across the state in this $2 billion industry. The Company has been ranked as one of the top 10 VGM operators in the state. The Company operates in the bingo center, route, and freestanding segments of the South Carolina gaming market and competes with many other private operators in these markets. Most VGM's are virtually the same, but the Company believes that its strong capitalization, desirable locations and experienced management team give it a competitive advantage over many other operators within these market segments.

     Within the charitable bingo industry, the Company competes with many other bingo centers in South Carolina, Alabama and Texas. Since bingo prize payouts are often legally limited and consistent among competing bingo centers, competition is normally focused on a center's location, parking, amenities, and customer service. Bingo serves as a fun, social gathering for most players, and, as a result, they tend to be very loyal to their chosen center. The Company thus seeks to provide the most desirable bingo centers in its respective markets in order to generate and build long-term player loyalty. Additional competition within the bingo market also comes from bingo centers directly owned and run by charities. In general, however, such centers have not been able to compete with commercial centers due to generally lower bingo prize payouts, smaller and less desirable facilities and amenities, and fewer bingo sessions. Indian bingo is also a growing segment within the bingo industry that has significant competitive advantages, including fewer regulatory restrictions and lower taxes. However, the Company is not aware of any competing Indian bingo centers within its current markets.

     Additional competition comes from other sectors of the gaming industry such as casinos, riverboats, lotteries, card rooms, jai alai and pari-mutuel wagering. The Company is aware of this competition and locates its bingo and gaming centers in areas insulated from such competition. However, the Company believes that most of its patrons represent unique, value-oriented customers for whom a few hours of video gaming or bingo entertainment can cost much less than other forms of gaming entertainment. In fact, an evening of bingo entertainment typically costs only $10 - $50 and provides payouts that rival the average slot machine. In addition, most other forms of gaming do not provide the high degree of social value traditionally associated with bingo. The Company also recognizes additional potential competition from Internet gaming, but believes that most of its customers are not attracted to online gaming due to the lack of human interaction and social entertainment value.

GOVERNMENT  REGULATION

     The $587 billion U.S. gaming industry is highly regulated and the Company's operations are no exception. The Company must acquire and maintain licenses and approvals necessary to operate in all of its markets. These processes can involve extensive investigation of the Company and its officers and directors. There is no assurance that the Company will be able to maintain and acquire the necessary licenses and approvals to conduct its business, and the loss of a license in a given jurisdiction could have a materially harmful affect on the Company. The Company's video gaming business is regulated by the South Carolina Department of Revenue. The Company's bingo operations are also regulated in South Carolina by the Department of Revenue, in Texas by the Texas Lottery
Commission,  and  in  Alabama  bingo  is  regulated  at  the  county  level.

     The rules and regulations the Company and its participating charities operate under change frequently and require the Company to continually monitor the legislative processes that affect these regulations. The Company expends considerable time and financial resources managing its various regulatory compliance activities, and expects the gaming industry to continue to be highly regulated. In fact, President Clinton has formed the "National Gambling Impact Study Commission" to measure the social and economic impacts of consumer spending on gambling, with a report due in 1999. Management believes that this report may recommend increased regulation and taxes for the gaming industry, perhaps on a national level.

     In South Carolina, a video gaming operator must buy a machine license from the state for each VGM. Each VGM license currently costs $4,000 for a two-year period, which would currently total over $3.0 million every two years for the Company's 750 VGM's in South Carolina. There are currently no additional taxes on VGM's in South Carolina, although it is possible that variable taxes may be implemented in the future to replace or modify the current licensing structure. There are also very specific regulations regarding the operations of the VGM's in South Carolina, including, among others: i) Only state-authorized machines can be operated; ii) Machines cannot operate on Sundays; iii) Machines cannot pay out net prizes of more than $125 per player per day; iv) There cannot be more than five machines per gameroom; v) Each gameroom must have its own cashier/attendant; and vi) Each gameroom must have a separate utility meter, firewall, and exit. These regulations, while burdensome, do serve to protect the South Carolina gaming market from larger national casino operators. It is possible that additional regulations will be placed on the operation of VGM's in South Carolina in the future, including background checks for operators and an online connection of the machines to the State Department of Revenue.

     The Company presently faces uncertainty with regards to its video gaming operations in South Carolina, where the State Governor and House are in favor of abolishing the industry. Management does not believe the Senate, which has historically supported the industry, will vote to abolish video gaming. Further, the South Carolina State Supreme Court is deciding a case that will determine whether video gaming is a lottery and thus illegal in South Carolina. If video gaming were abolished in South Carolina, then the Company would continue to operate there as long as possible, while simultaneously developing and executing a transition plan to relocate its assets to another gaming market.

     Charitable bingo is authorized in 46 states in the U.S., each of which regulates bingo under its own unique set of rules and regulations. In most states, the charitable lessor and participating charities must be licensed by the state and/or local regulating authorities to conduct charitable bingo. The charities are responsible for the direct operation of bingo centers, employment and payment of personnel, and maintenance of financial accounts and records. Regulations generally prohibit management control by the lessor, which eliminates Company staffing obligations and expenses. In addition, most states require that participating charities be responsible for all marketing activities and expenses. Most states also limit the amount of rent that a lessor can charge a charity for use of a bingo center and equipment. Most states also limit the number of bingo sessions that may be conducted in a week, as well as the prize money can be paid out per session. On average, about 74% of bingo center receipts are paid to the players as prizes, with 13% going to expenses such as rent, labor and supplies, and charities netting about 10% after taxes. The Company earns its return from the rental portion of the 13% expenses.

YEAR  2000  PROBLEM

     The Company has conducted a comprehensive review of its computer systems to identify any potential problems that could be caused by the Year 2000 Problem. This issue is the result of computer programs that have been written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year rather than the year 2000. This could result in a system failure or miscalculation. The Company currently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems pending these software modifications and upgrades. However, if such software modifications and upgrades are not completed on an accurate and timely basis, the Year 2000 Problem could have a potentially material impact on the Company.

EMPLOYEES

     As of March 16, 1998 the Company had 109 full-time employees. The majority of these employees work in the Company's video gaming operations in South
Carolina. The Company has eight employees at its corporate headquarters in Texas. The Company, under state bingo laws, has no employees in its charitable bingo centers. The Company has independent property managers who oversee certain of its charitable bingo center properties. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

Note: the Company has relied on the following sources for industry information used in this report: International Gaming & Wagering Business (August 1997); National Association of Fundraising Ticket Managers (1996 and 1995 Charity Gaming in North America Reports); New York Times (11/29/97 and 12/16/97).

ITEM  2  -  PROPERTIES
----------------------

     The Company's principal executive offices are located at 515 Congress Avenue, Suite 1200, Austin, Texas, 78701, telephone (512) 472-2041. The Company leases space for the majority of its operations in Texas, Alabama and South Carolina, as well as for its corporate offices. The Company in turn leases its bingo centers to various charities. The Company is responsible for real estate taxes, insurance, common area maintenance and repair expenses on certain of its leases. Certain property leases are guaranteed by the Company. The Company owns two of its properties in South Carolina. The Company believes that the condition of its leased and owned properties is good. No single property, leased or owned, amounts to 10% or more of the Company's total assets.

ITEM  3  -  LEGAL  PROCEEDINGS
------------------------------

     In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney. On June 12, 1997, Mr. Furtney filed a lawsuit against the Company, alleging breach of contract on these purchases. Mr. Furtney alleges that the Company defaulted on its original purchase note and stock obligations per sales agreements.

     On July 12, 1997 the Company answered this lawsuit and filed a counterclaim against Mr. Furtney alleging, among other things, fraud, negligent representation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchases of these three Florida bingo centers from Mr. Furtney in that he made no disclosure to the Company of an ongoing criminal investigation of his operation of these centers by the Florida State Attorney General's Office and that he was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company re-sold these three bingo centers in December of 1995. The Company believes that Mr. Furtney owes the Company monetary damages in excess of $1,000,000, because: i) these bingo centers did not perform to his contractually-guaranteed net income levels during the Company's ownership; ii) the Company incurred substantial monetary damages in its defense against the State of Florida after the bingo center closings; iii) the Company lost the ability to operate bingo centers in the state of Florida as part of its settlement with the state of Florida; and
iv)  the  Company  sustained substantial damage to its good name and reputation.

     In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The State of Florida is continuing its prosecution of Mr. Furtney, which is expected to go to trial by the end of 1998. The Company believes that Mr. Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him.

     In 1998 one of the Company's subsidiaries (MHJ Corp.) was named a defendant (among many other video gaming operators) in a legal action in South Carolina. This action alleges that the defendants' video gaming operations in South Carolina i) comprise a lottery, which violates the state constitution; ii) violate the state's daily net video gaming machine payout limit of $125 per player; and iii) violate the state's single premise rule which only allows up to five video gaming machines per premise. The plaintiffs in this action are attempting to have this action certified as a class action lawsuit. Plaintiffs originally filed this action in state court, which was then moved to a U.S. Federal Court by defendants. The federal court certified the lottery issue of this case and sent the case back to the South Carolina Supreme Court to be decided. Oral arguments on the certified issues were held before the South Carolina Supreme Court in April of 1998. The Supreme Court has not yet rendered its decision. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it could have a materially adverse effect on the financial position and operations of the Company.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------
     There were no items submitted to a vote of shareholders during the fourth quarter of fiscal 1997. The Company's annual shareholder meeting with voting on proxy issues is scheduled for June 5, 1998.

                                     PART II

ITEM  5  -  MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS
-------

A.    MARKET  INFORMATION
-------------------------
     The Company's common stock is traded on the NASDAQ SmallCap Market System under the symbol "BNGO." The Company also has convertible preferred stock outstanding which is not publicly traded. The following table shows the range of reported high and low closing sale prices for the Company's common stock for the periods indicated, as reported on the NASDAQ Summary of Activity monthly reports.


Fiscal 1996:     High    Low     Fiscal 1997:    High     Low
--------------  ------  ------  --------------  -------  ------
First Quarter.  $3 3/4  $3 1/4  First Quarter   $2 5/16  $1 1/4
Second Quarter  $3 1/2  $    2  Second Quarter  $4 7/16  $1 1/2
Third Quarter.  $    3  $1 1/8  Third Quarter   $ 7 7/8  $    4
Fourth Quarter  $2 1/4  $1 3/8  Fourth Quarter  $10 1/2  $    5

B.    APPROXIMATE  NUMBER  OF  EQUITY  SECURITY  HOLDERS
--------------------------------------------------------
     As of March 31, 1998, the approximate number of record holders of the Company's common stock was 110 and the approximate number of beneficial shareholders was 3,167.

C.    DIVIDENDS
---------------
     The Company has never paid and currently has no intention to pay any dividends on its common shares. The Company pays a 7% annual dividend on a quarterly basis on its convertible preferred shares.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
---------------------------------------------------

OVERVIEW

     American Bingo & Gaming Corp. was incorporated in 1994 to pursue bingo and gaming business opportunities. The Company believes that the North American non-casino video gaming and charitable bingo markets are highly fragmented, are overlooked by larger gaming companies, and are therefore attractive for consolidation. In fact, American Bingo is the largest public company consolidating the charitable bingo center industry. The Company's strategy is to continue to rapidly grow its gaming and bingo operations through acquisitions, developments and internal growth.

     The Company's financial results from its gaming and bingo operations are determined by a number of factors, including: i) attendance and customer spend at the Company's facilities; ii) number of facilities in operation and idle facilities; iii) payout percentage paid by the Company's VGM's; iv) lessor rents and number of sessions conducted at the Company's bingo centers; and v) operating costs and overhead costs. The Company's freestanding video gaming operations have substantial personnel and operating costs and the Company's bingo centers have substantial rental costs. As a result of these high fixed costs, the financial results of these two business segments are particularly leveraged by customer attendance and spending. The Company's financial results are also subject to seasonal factors, with cooler months generally better than warmer months. The Company's financial results can also be significantly affected by changes in government rules and regulations. These factors are a key element behind management's desire to continue to grow revenues and diversify operations through expansion. If the Company can increase revenues while maintaining relatively constant management and infrastructure costs, the Company should be able to increase profits through earnings leverage and economies of scale.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company ended 1997 in its strongest financial position ever. Cash totaled $11.9 million at the end of 1997, up nearly ten-fold from the end of 1996. Cash represented nearly half of the Company's total assets of $24.2 million and nearly 100% of the Company's total revenues of $12.2 million for 1997. Cash increased due to the Company's financing activities in 1997, primarily from the redemption of 2.3 million common stock purchase warrants in December of 1997, which grossed nearly $11.5 million and netted over $11.1 million for the Company. Each redeemed warrant was exercised into one common share of Company stock at $5.00 per share. The Company's liquidity also increased during the year as the result of a private equity transaction in which the Company issued $2.0 million of convertible preferred stock in August of 1997. These preferred shares pay a 7% annual dividend and are convertible into Common Shares under a variable pricing formula ranging from $4.00 to $5.50 per share. The Company also financed over $1.8 million of capital equipment in 1997, primarily for video gaming machines for its South Carolina gaming operations.

     Cash increased over $10.6 million during the year. Cash flows from operational activities totaled $1.1 million in 1997. Cash flows from operational activities were led by the Company's net income of $1.7 million, reduced by a net $541,000 net increase in working capital primarily from the investment in additional licenses for video games and accounts receivable from the growth in the business. Major non-cash items included depreciation and amortization expense of $926,000 and an extraordinary gain on debt extinguishment of $602,000.

     Cash used in investing activities totaled $2.4 million in 1997, including expenditures of $1.4 million for the purchase of equipment, primarily video gaming machines, and $910,000 for intangible assets, primarily bingo center purchases. Cash provided by financing activities totaled $11.9 million in 1997, and was led by $11.1 million raised from a warrant call and $1.8 million from a preferred stock offering. These financing inflows were offset somewhat by $873,000 of cash distributions for note and lease payments and $437,000 of distributions to video gaming subsidiary stockholders in periods prior to the Company's acquisition.

     The Company plans to invest its capital resources in growing and diversifying its business. The Company intends to expand within the $14.4 billion non-casino video gaming market and the $6.0 billion charitable bingo market. Gaming represented 72% of the Company's total 1997 revenues, and management would like to evolve the Company's gaming/bingo revenues to a more balanced mix. Thus, expansion of the Company's bingo operations will likely be a focus in 1998, particularly given the uncertainty regarding the Company's South Carolina video gaming operations. The Company is currently evaluating several acquisition opportunities, most of which would be primarily funded with cash. It is difficult to forecast the amount of capital resources the Company will invest in expansion activities in 1998, but management intends to invest its resources for growth as quickly and prudently as possible.

     The Company plans to invest up to $1.0 million into capital expenditures for its existing operations in 1998. Approximately $300,000 will be invested in the finish-out of a bingo center in North Augusta, South Carolina; $200,000 will be invested in the finish-out of management offices, storage space and a Class "C" bingo center in Columbia, South Carolina; and $100,000 will be spent for the upgrade of an existing bingo and gaming center in Charleston, South Carolina. The balance of capital investments is planned to maintain and upgrade the Company's current gaming and bingo facilities.

     The Company expects that its cash balances in excess of $11.9 million, a margin credit line of $5.0 million, equipment credit lines up to $3.0 million, and current operating cash flows will provide sufficient operating and expansion capital for 1998. It is possible that the Company may pursue incremental financings for certain sizeable, strategic acquisitions in the future.

     The Company had $24.2 million in total assets at the end of fiscal 1997. This total included $11.9 million of cash and cash equivalents, $6.2 million in net fixed assets, $2.3 million of intangible assets, and $1.4 million of net video gaming licenses. The Company expenses video gaming parts, bingo paper and other supplies at the time of purchase, so no inventory is recorded on the balance sheet.

     The Company had $3.8 million in total liabilities at the end of 1997, the majority of which was for financed equipment. The Company and the former operator of its South Carolina bingo centers in 1997 mutually agreed to cancel their asset purchase agreement, which reduced the Company's note payable to this operator by $557,000. Total shareholder equity was $20.4 million at the end of fiscal 1997, which increased over $14.3 million over 1996 due primarily to the Company's 1997 equity financings.

RESULTS  OF  OPERATIONS

     The Company posted record sales, net income and earnings per share in 1997 and 1996 after losses in 1995 and 1994. The Company's financial turnaround the last two years has been largely attributable to the expansion and success of the Company's South Carolina video gaming operations. In 1997, the Company consummated three video gaming pooling acquisitions in South Carolina, which substantially increased the Company's reported revenues and earnings over prior years. These acquisitions also significantly shifted the Company's business mix from bingo to gaming, as gaming accounted for 72% of 1997 revenues. There is uncertainty regarding the future of the Company's video gaming operations in South Carolina, however, as the state court system and legislature are currently reviewing the continued legality and existence of video gaming in that state. Should video gaming be abolished or adversely modified in South Carolina, the Company would likely be negatively affected. The Company expects these legal issues to be favorably resolved in the first half of 1998, although there can be no assurance of this result.

     The Company reported seven consecutive quarters of higher earnings through the third quarter of 1997. However, financial results were lower in the fourth quarter of 1997 compared to prior quarters for a number of reasons, including:
i) video gaming revenues in South Carolina dropped substantially in December of 1997 after the governor and attorney general made public threats against video gaming operators and players (these threats were later withdrawn); ii) bingo revenues dropped sharply and expenses increased in South Carolina concurrent with the implementation of more restrictive bingo regulations on October 1, 1997, which decreased player attendance and deposits; iii) corporate expenses increased due to higher accounting, legal and professional costs associated with the Company's acquisition activities; and iv) the Company chose to early adopt a new accounting policy which required the Company to immediately write off all capitalized start-up costs. The Company has seen a positive financial turnaround in gaming and bingo revenues and a decrease in expenses in the first quarter of 1998.

     Nonetheless, the Company expects tougher earnings comparisons in 1998. Earnings may be lower due to several factors, including: i) changes in accounting rules that now require immediate expensing of business start-up costs; ii) depletion of the Company's tax loss carryforwards that sheltered profits in 1997 and 1996; iii) additional shares outstanding pursuant to the Company's 1997 financing transactions; iv) stagnant profitability in the Company's freestanding video gaming operations; and v) the cost of several idle properties on which the Company is paying rent but generating no revenue. The Company's 1998 results could also be negatively affected if video gaming were abolished or adversely modified in South Carolina.

     As of the end of 1997, approximately 85% of the Company's revenues were generated in South Carolina, with 10% in Alabama and 5% in Texas. Approximately 72% of the Company's revenues are derived from video gaming, with 24% from bingo. The Company's South Carolina and Alabama operations are generally profitable, while Texas operates at a break-even level. The Company is seeking to sub-let its idle South Carolina properties and improve the performance of its Texas properties to increase profitability. The Company is also looking to improve profitability and diversify risk through continued expansion.

     COMPARISON OF FISCAL 1997 TO FISCAL 1996 (Note: Fiscal 1997 and 1996 results have been restated to incorporate the historical financial statements of Gold Strike, Lucky 4 and Darlington Music Company from 1997 pooled acquisitions). Total revenues increased by 58% to $12.2 million in fiscal 1997 from $7.7 million in fiscal 1996. Approximately $8.9 million or 72% of 1997 revenues was generated by the Company's South Carolina video gaming operations, versus $5.0 million in 1996. Approximately $2.9 million or 24% of 1997 revenues was comprised of charitable bingo rental payments, paper sales and promoter fees, as compared to $2.5 million in 1996. The balance of revenues for each year was comprised of paper, supplies, vending, concessions and other sales. Although there can be no assurance, the Company expects revenues to increase in 1998 from expansion and internal growth.

     Total costs and expenses were $11.0 million in fiscal 1997 as compared to $7.3 million in fiscal 1996, an increase of 50%, which was less than the Company's 58% revenue growth in 1997. Salaries and other compensation totaled $2.0 million in 1997 versus $900,000 in 1996, up largely due to the significant expansion of the Company's labor-intensive freestanding video gaming business in South Carolina in 1997. Rent and utilities totaled $1.9 million in 1997 versus $1.1 million in 1996, up due to the increase in the number of bingo and gaming centers under lease. Direct operating costs totaled $1.6 million in 1997 versus $1.4 million in 1996. Depreciation and amortization totaled $2.0 million in fiscal 1997 versus $1.4 million in fiscal 1996. This increase was primarily due to increased video gaming license amortization from the Company's expansion in the South Carolina video gaming markets. The Company added over $2.0 million in video gaming licenses and $3.6 million in asset acquisitions, improvements and capitalized costs in 1997 which significantly increased amortization and depreciation costs. General and administrative expenses totaled $3.6 million in 1997 versus $2.6 million in 1996. These costs increased due to the significant expansion of the Company's gaming business. The Company plans to reduce or maintain operating and administrative costs in 1998 in order to enhance profitability.

     The Company recorded $257,000 of net interest and other income in fiscal 1997 versus $726,000 in 1996. Fiscal 1996 included a favorable write-off of $865,000 of Florida acquisition liabilities no longer deemed an obligation offset by $417,000 of write-offs for asset impairments of the Company's South Texas operations. The Company expects interest income to increase in 1998 consistent with higher cash balances.

     The Company's income tax expense for 1997 was $204,000 versus $73,000 in 1996. Tax loss carryforwards from 1994 and 1995 significantly reduced income tax expense in 1997 and 1996. Taxes for 1997 were led by income taxes paid by Darlington Music Company prior to acquisition by the Company. Management expects taxes to increase in the future assuming the generation of taxable income and depletion of tax loss carryforwards.

     Fiscal 1997 results included an extraordinary benefit of $602,000 ($398,000 net of taxes) for the reduction of a note payable to the operator of the Company's South Carolina properties The Company offset this gain by write-offs of capitalized start-up costs for South Carolina investments of over $400,000 from the early adoption of a new accounting policy requiring immediate expensing of start-up costs.

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

ITEM  8  -  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURES
----------------------------------------------------------------------

     On April 23, 1997, the Board of Directors engaged King, Griffin & Adamson, P.C., of Dallas, Texas as the Company's principal accountant to audit the Company's financial statements. The Company dismissed Weinick, Sanders & Co., LLP as its principal auditors on this date. There were no adverse opinions, disclaimers of opinions or modifications as to uncertainty, audit scope or accounting principles by the previous auditor in the prior two years. Also, there were no disagreements on accounting and financial disclosure issues with the previous auditor in the prior two years.

                                    PART III

Items 9-12 are Incorporated by Reference from the Company's Proxy Statement dated April 30, 1998.

                                     PART IV

ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K
--------------------------------------------------------------------------

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

Exhibits  required  by  Item  601  of  Regulation  S-B.
------------------------------------------------------


EXHIBIT NO.  DESCRIPTION
-----------  ------------------------------------------------------------------------------------
      3.1 *  Certificate of Incorporation in the state of Delaware filed on 9/8/94, as amended on
             10/17/94 and 08/01/97.

      3.2 *  By-laws approved and adopted on 9/9/94, as amended on 4/10/98.

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

     21.1    Subsidiaries of the Registrant, 4/15/98.

     27.0    Financial Data Schedule.

*  Previously  filed  with  the  Commission.

REPORTS  ON  FORM  8-K  DURING  THE  LAST  QUARTER
--------------------------------------------------

     On October 23, 1997 the Company announced that it had entered into an agreement to acquire the Lucky 4 Inc. video gaming business in South Carolina. This acquisition was consummated in a stock-for-stock transaction for 358,000 shares of Company stock. The Company accounted for this transaction as a pooling of interests.

     On November 6, 1997 the Company announced that it had elected to call all of its publicly traded warrants under terms of its Warrant Agreement. Each warrant holder was entitled to exchange one warrant share for one common share at $5.00 per share. Warrant holders had until December 19, 1997 to tender their warrants. The Company raised $11.5 million from 2.3 million warrants exercised.

     On December 19, 1997 the Company announced that it had closed its acquisition of the Darlington Music Company, a video gaming route business in South Carolina. This acquisition was consummated in a stock-for-stock transaction for 1,000,000 shares of Company stock. The Company accounted for this transaction as a pooling of interests. The Company also reported that the Attorney General for the State of South Carolina issued an Advisory regarding the prosecution of video gaming operators and players for violating the state's lottery law. He subsequently reversed his position and joined a suit targeting video gaming operators. This suit will attempt to test the legality of video poker under South Carolina law. The Company noted that the abolition of the video gaming industry in South Carolina would have a substantial, detrimental and material impact on its business.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    April  15,  1998

                                AMERICAN BINGO & GAMING CORP.

                                By: /s/ George Harrison, Jr.
                                   -------------------------
                                   George Harrison, Jr., Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                  DATE
-------------------------  ---------------------------  --------------
/S/ George Harrison, Jr.
-------------------------  Chairman and
George Harrison, Jr.       Chief Executive Officer      April 15, 1998


/S/ John Orton
-------------------------
John Orton                 Chief Financial Officer      April 15, 1998


/S/ Michael Mims
-------------------------
Michael Mims               Director and Vice President  April 15, 1998


/S/ Greg Wilson
-------------------------
Greg Wilson                Director                     April 15, 1998


/S/ Jeffrey Gilbert
-------------------------
Jeffrey Gilbert            Director                     April 15, 1998


/S/ Randy Fein
-------------------------
Randy Fein                 Director                     April 15, 1998


/S/ G. George Fox
-------------------------
G. George Fox              Director                     April 15, 1998

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                                DECEMBER 31, 1997




                                    I N D E X
                                    ---------


                                                      Page No.
                                                      --------
INDEPENDENT AUDITORS' REPORT                          F-2 - F-3


FINANCIAL STATEMENTS:


  Consolidated Balance Sheet as of December 31, 1997  F-4


  Consolidated Statements of Operations
    Years Ended December 31, 1997 and 1996            F-5


  Consolidated Statements of Stockholders' Equity
    Years Ended December 31, 1997 and 1996            F-6


  Consolidated Statements of Cash Flows
    Years Ended December 31, 1997 and 1996            F-7 - F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            F-9 - F-25

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





Board  of  Directors
American  Bingo  &  Gaming  Corp.


We have audited the accompanying consolidated balance sheet of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the financial position of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.







/s/  King  Griffin  &  Adamson P.C.
-------------------------------------
King  Griffin  &  Adamson  P.C.


Dallas,  Texas
April  9,  1998

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board  of  Directors
American  Bingo  &  Gaming  Corp.


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of American Bingo & Gaming Corp. and Subsidiaries for the year ended December 31, 1996 (before restatement for the 1996 poolings-of-interest, not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the consolidated results of operations and cash flows of American Bingo & Gaming Corp. and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/  Weinick  Sanders  Leventhal  &  Company,  LLP
--------------------------------------------------
Weinick  Sanders  Leventhal  &  Company,  LLP



New  York,  New  York
February  21,  1997  except  for  Note  14
as  to  which  the  date  is  October  30,  1997.


                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997

                                   A S S E T S
                                   -----------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . .  $11,936,862
  Accounts receivable . . . . . . . . . . . . . . . .      715,926
  Notes receivable - current portion - net of
    allowance for doubtful collectibility . . . . . .      589,363
  Prepaid license expense - current portion . . . . .      879,382
  Other prepaid expense . . . . . . . . . . . . . . .      212,728
  Other current assets. . . . . . . . . . . . . . . .       38,853
                                                       ------------

      Total current assets. . . . . . . . . . . . . .                 14,373,114

Property and equipment - at cost, net of accumulated
  depreciation and amortization . . . . . . . . . . .                  6,155,800

Other assets:
  Notes receivable, net of current portion. . . . . .      636,440
  Prepaid license expense - net of current portion. .      534,001
  Intangible assets, net of accumulated amortization.    2,318,254
    Other non-current assets. . . . . . . . . . . . .      168,431
                                                       ------------
      Total other assets. . . . . . . . . . . . . . .                  3,657,126
                                                                     ------------

                                                                     $24,186,040
                                                                     ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .  $   206,076
  Notes payable - current portion . . . . . . . . . .      755,152
  Capital leases payable - current portion. . . . . .      396,168
  Accrued expenses and other current liabilities. . .      810,019
                                                       ------------
      Total current liabilities . . . . . . . . . . .                  2,167,415

Long-term liabilities:
  Notes payable - net of current portion. . . . . . .    1,027,537
  Capital leases payable - net of current portion . .      568,073
                                                       ------------
  Total long-term liabilities . . . . . . . . . . . .                  1,595,610

Commitments and contingencies (Notes 12, 14 and 16)                          ---

Stockholders' equity:
  Preferred stock - $.01 par value
    Issued and outstanding  - 2,000 shares
    Liquidation preference of $1,000 per share. . . .           20
  Common stock - $.001 par value
    Authorized - 20,000,000 shares
    Issued and outstanding - 9,286,905 shares . . . .        9,287
  Additional paid-in capital. . . . . . . . . . . . .   24,110,122
  Accumulated deficit . . . . . . . . . . . . . . . .   (3,696,414)
                                                       ------------
      Total stockholders' equity. . . . . . . . . . .                 20,423,015
                                                                     ------------

                                                                     $24,186,040
                                                                     ============

                 See notes to consolidated financial statements.


                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                         Years  Ended
                                                         December  31,
                                                   ------------------------
                                                      1997         1996
                                                   -----------  -----------
Revenues:
  Video Gaming. . . . . . . . . . . . . . . . . .  $ 8,874,257  $5,035,875
  Bingo . . . . . . . . . . . . . . . . . . . . .    2,921,386   2,459,166
  Other . . . . . . . . . . . . . . . . . . . . .      427,493     222,010
                                                   -----------  -----------
Total revenues. . . . . . . . . . . . . . . . . .   12,223,135   7,717,051
                                                   -----------  -----------

Costs and expenses:
  Salaries and other compensation . . . . . . . .    2,028,874     859,531
  Rent and utilities. . . . . . . . . . . . . . .    1,851,228   1,069,554
    Direct operating costs. . . . . . . . . . . .    1,586,824   1,391,994
  Depreciation and amortization . . . . . . . . .    1,956,269   1,402,000
  General and administrative expenses . . . . . .    3,568,915   2,623,500
                                                   -----------  -----------
Total costs and expenses. . . . . . . . . . . . .   10,992,110   7,346,579
                                                   -----------  -----------

Other income and (expenses):
  Other income. . . . . . . . . . . . . . . . . .      189,331     104,294
  Interest income . . . . . . . . . . . . . . . .       68,188     173,476
  Impairment of long-lived assets                          ---   ( 416,576)
  Liabilities no longer deemed an obligation               ---     865,180
                                                   -----------  -----------
Total other income and (expenses) . . . . . . . .      257,519     726,374
                                                   -----------  -----------

Income before provision for income taxes
  and extraordinary item. . . . . . . . . . . . .    1,488,544   1,096,846
Provision for income taxes. . . . . . . . . . . .      203,688      72,764
                                                   -----------  -----------

Net income before extraordinary item. . . . . . .    1,284,856   1,024,082
                                                   -----------  -----------

Extraordinary item:
  Gain on extinguishment of debt of $602,327,
  net of income taxes of $204,791                      397,536         ---
                                                   -----------  -----------

Net income. . . . . . . . . . . . . . . . . . . .  $ 1,682,392  $1,024,082
                                                   ===========  ===========

Earnings per share:
    Basic
  Net income before extraordinary item. . . . . .  $       .17  $      .15
            Extraordinary item                     $       .06         ---
                                                   -----------  -----------
            Net income. . . . . . . . . . . . . .  $       .23  $      .15
                                                   ===========  ===========
  Diluted
            Net income before extraordinary item.  $       .16  $      .15
            Extraordinary item                     $       .05         ---
                                                   -----------  -----------
            Net income. . . . . . . . . . . . . .  $       .21  $      .15
                                                   ===========  ===========

Weighted average number of shares outstanding . .    7,160,612   6,770,154
Weighted average number of shares outstanding -
  Assuming full dilution. . . . . . . . . . . . .    8,133,786   6,770,154

                 See notes to consolidated financial statements.


                                          AMERICAN BINGO & GAMING CORP. and SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Addtl.
                                                                   Addtl.       Paid-in     Subscription
                                           -Common Stock-         Paid-in       Capital-       Notes       Preferred   Accumulated
Description                              Shares       Value       Capital       Warrants     Receivable      Stock       Deficit
-------------------------------------  ----------  -----------  ------------  ------------  ------------  ------------  ------------
Balance at 1/1/96, as restated. . . .  6,723,461   $    6,279   $ 9,951,781   $ 1,026,750   $  (100,500)  $         0    (5,772,261)

Issuance of common stock pursuant to
  a severance agreement . . . . . . .     15,000           15        15,485
Issuance of common stock pursuant to
  Employee Stock Purchase Plan. . . .      6,161            6        10,534
Issuance of common stock for services      8,000            8         7,992
Issuance of common stock to employees     40,000           40        38,210
Cancellation of subscription notes
  receivable. . . . . . . . . . . . .                                                           100,500
Subsidiary owner distributions. . . .                                                                                      (193,458)
Net income for the year ended
  December 31, 1996 . . . . . . . . .                                                                                     1,024,082
                                       ----------  -----------  ------------  ------------  ------------  ------------  ------------

Balance at December 31, 1996. . . . .  6,792,622        6,348    10,024,002     1,026,750             0             0    (4,941,637)



Issuance of common stock pursuant to
  Employee Stock Purchase Plan. . . .     10,767           11        20,439
Issuance of common stock for services     74,000           74        86,871
Common stock issued for stock
  purchase agreement. . . . . . . . .    300,000          300       205,950
Exercise of employee stock options. .    200,000          200       347,133
Issuance of common stock to employees     50,000           50        46,825
Subsidiary owner distributions. . . .                                                                                      (402,169)
Purchase subsidiary treasury stock. .   (444,448)                  (651,300)
Issuance of preferred stock . . . . .                             1,829,880                                         20
Issuance of common stock for purchase
  of bingo halls. . . . . . . . . . .      9,969           10        49,990
Preferred dividends . . . . . . . . .                                                                                       (35,000)
Redemption of warrants. . . . . . . .  2,293,995        2,294    12,150,332    (1,026,750)
Net income for the year ended
  December 31, 1997 . . . . . . . . .                                                                                     1,682,392
                                       ----------  -----------  ------------  ------------  ------------  ------------  ------------



Balance at December 31, 1997. . . . .  9,286,905   $    9,287   $24,110,122   $         0   $         0   $         20  ($3,696,414)
                                       ==========  ===========  ============  ============  ============  ============  ============


Description                               Total
-------------------------------------  ------------

Balance at 1/1/96, as restated. . . .  $ 5,112,049

Issuance of common stock pursuant to
  a severance agreement . . . . . . .       15,500
Issuance of common stock pursuant to
  Employee Stock Purchase Plan. . . .       10,540
Issuance of common stock for services        8,000
Issuance of common stock to employees       38,250
Cancellation of subscription notes
  Receivable. . . . . . . . . . . . .      100,500
Subsidiary owner distributions. . . .     (193,458)
Net income for the year ended
  December 31, 1996 . . . . . . . . .    1,024,082


Balance at December 31, 1996. . . . .    6,115,463



Issuance of common stock pursuant to
  Employee Stock Purchase Plan. . . .       20,450
Issuance of common stock for services       86,945
Common stock issued for stock
  purchase agreement. . . . . . . . .      205,250
Exercise of employee stock options. .      347,333
Issuance of common stock to employees       46,875
Subsidiary owner distributions. . . .     (402,169)
Purchase subsidiary treasury stock. .     (651,300)
Issuance of preferred stock . . . . .    1,829,900
Issuance of common stock for purchase
  of bingo halls. . . . . . . . . . .       50,000
Preferred dividends . . . . . . . . .      (35,000)
Redemption of warrants. . . . . . . .   11,125,876
Net income for the year ended
  December 31, 1997 . . . . . . . . .    1,682,392
                                       ------------



Balance at December 31, 1997. . . . .  $20,423,015
                                       ============

                 See notes to consolidated financial statements.


                          AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended
                                                                               December 31,
                                                                        --------------------------
                                                                            1997          1996
                                                                        ------------  ------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,682,392   $ 1,024,082
                                                                        ------------  ------------
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Cancellation of subscription notes receivable                               ---       100,500
    Loss on impairment of long-lived assets                                     ---       416,576
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .      926,481       825,819
    Provision for uncollectible notes receivable . . . . . . . . . . .      (59,378)      (69,343)
    Loss (gain) on disposal of property and equipment. . . . . . . . .     (158,903)       15,799
    Compensatory element of common stock and warrant issuances . . . .      133,822        61,750
    Liabilities no longer deemed an obligation and debt extinguishment     (602,327)     (865,180)
    Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .     (444,767)       63,345
      Prepaid expenses and other current assets. . . . . . . . . . . .     (670,830)     (332,698)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       24,321       227,356
      Accrued and other current liabilities. . . . . . . . . . . . . .      310,439      (259,461)
                                                                        ------------  ------------
  Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . .     (780,837)      184,463
                                                                        ------------  ------------

Net cash provided by operating activities. . . . . . . . . . . . . . .    1,141,250     1,208,545
                                                                        ------------  ------------

Cash flows from investing activities:
  Capital and intangible expenditures. . . . . . . . . . . . . . . . .     (909,768)   (1,273,418)
    Property and equipment expenditures                                  (1,364,839)          ---
  Repayments of notes receivable . . . . . . . . . . . . . . . . . . .      190,505       303,724
    Issuance of notes receivable                                           (355,782)          ---
    Proceeds from the sale of assets, other                                     ---       104,496
                                                                        ------------  ------------

Net cash used in investing activities. . . . . . . . . . . . . . . . .   (2,439,484)     (865,198)

Cash flows from financing activities:
    Payments on capital lease obligations                                  (346,735)          ---
    Payments on notes payable                                              (526,316)          ---
  Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . .      100,000       623,677
  Proceeds from issuance of common stock . . . . . . . . . . . . . . .      367,783        10,540
    Proceeds from warrant call                                           11,125,876           ---
    Purchase and cancellation of treasury stock                            (251,300)          ---
    Distribution and dividends to stockholders                             (437,169)          ---
    Proprietor distributions . . . . . . . . . . . . . . . . . . . . .          ---      (193,458)
  Proceeds from issuance of preferred stock                               1,829,900           ---
                                                                        ------------  ------------

Net cash provided by financing activities. . . . . . . . . . . . . . .   11,862,039       440,759
                                                                        ------------  ------------

Net increase in cash . . . . . . . . . . . . . . . . . . . . . . . . .   10,563,805       784,106

Cash at beginning of year. . . . . . . . . . . . . . . . . . . . . . .    1,373,057       588,951
                                                                        ------------  ------------

Cash at end of year. . . . . . . . . . . . . . . . . . . . . . . . . .  $11,936,862   $ 1,373,057
                                                                        ============  ============

                 See notes to consolidated financial statements.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                              Years Ended
                                                              December 31,
                                                          --------------------
                                                             1997       1996
                                                          ----------  --------
Supplemental Disclosures of Cash Flow Information:

  Cash payments for the year:

    Interest expense . . . . . . . . . . . . . . . . . .  $   47,113  $ 31,002
                                                          ==========  ========

    Income taxes . . . . . . . . . . . . . . . . . . . .  $  442,005  $ 39,447
                                                          ==========  ========


Non-Cash Transactions for the year:

  Issuance of common stock for employment
    and services, consulting, legal and other. . . . . .  $  133,822  $ 61,750
                                                          ==========  ========

  Acquisition of business in exchange for note payable    $  400,000       ---
                                                          ==========

  Acquisition of property and equipment
    in exchange for notes payable                         $1,093,140       ---
                                                          ==========

  Liabilities no longer deemed an obligation and
      gain on extinguishment of debt . . . . . . . . . .  $  602,327  $865,180
                                                          ==========  ========

  Acquisition of property under capital leases            $1,235,812       ---
                                                          ==========

  Acquisition of businesses in exchange for common stock  $  256,250       ---
                                                          ==========

  Purchase of treasury stock through asset distribution   $  400,000       ---
                                                          ==========

  Cancellation of subscription notes receivable                  ---  $100,500
                                                                      ========

  Impairment of long-lived assets                                ---  $416,576
                                                                      ========


                 See notes to consolidated financial statements.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -    BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES.

          American Bingo & Gaming Corp. was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations. The Company operates primarily through wholly-owned subsidiaries in Texas, Alabama and South Carolina. The Company completed its initial public offering in December of 1994 raising approximately $5.2 million through the sale of 1,000,000 shares of its Common Stock and 1,725,000 Redeemable Common Stock Purchase Warrants.

     Principles  of  Consolidation:
     ------------------------------

          The accompanying consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its subsidiaries (hereafter collective-ly referred to as "The Company"). All significant intercompany accounts and transactions have been eliminated.

     Reclassifications:
     ------------------

          Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

     Management  Estimates:
     ---------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

          The financial statements include an allowance for collectibility of the notes receivable as further discussed in Note 5. If the Company were unable to collect on the note, and is unable to sell the underlying assets at their estimated fair market value, the amount realized could be substantially less than net amount reflected in the accompanying balance sheet.

          Intangible assets which consist primarily of amounts paid in excess of the fair market value of tangible assets acquired in connection with the acquisition of bingo and gaming operations, is amortized over the estimated life of the intangible. The actual remaining life may differ from management's expected life.

     Cash  and  Cash  Equivalents:
     ----------------------------

          The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit, although this amount was immaterial at December 31, 1997.

     Prepaid  Licenses:
     ------------------

     Prepaid licenses consist of video gaming, bingo and other operational licenses which are reviewed periodically to ensure their continued usefulness
and  ongoing  commercial  value.    Video

NOTE  1  -    BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(continued).


     Prepaid  Licenses:
     ------------------

gaming licenses, the largest component of the Company's prepaid licenses, are required for the Company to operate its South Carolina video gaming machines. Video gaming licenses currently cost $4,000 per license for a two-year period, and are amortized over this period. The value of such licenses can be affected by regulatory issues and changes. The Company has recorded the net unamortized cost of its licenses as prepaid assets.

     Property  and  Equipment:
     -------------------------

          The cost of equipment, furniture and fixtures is depreciated over the estimated useful lives of the assets ranging from four to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the lease or the esti-mated useful lives. The cost of buildings is amortized over thirty-nine years which approximates their estimated useful lives. Building improvements are amortized over their estimated use-ful lives ranging from seven to fifteen years. Upon sale, retirement or abandonment of assets, the related cost and accumulated deprecia-tion are eliminated from the accounts and gains or losses are re-flected in income. Repairs and maintenance expenditures which do not extend asset lives are expensed as incurred.

     Under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recognizes impairment losses when facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the difference between management's estimate of discounted future cash flows and carrying value of the asset is recorded as an impairment.

     Intangible  Assets:
     ------------------

          Intangible assets, primarily consisting of goodwill and non-compete covenants, are periodically reviewed by management to evaluate the future economic benefits or potential impairments which may affect their recorded values. Goodwill, which represents the excess of the cost of assets acquired over the fair value of those tangible assets on the date of their acquisition, is amortized over various periods ranging from three to fifteen years, consistent with the estimated useful life of the goodwill. Non-compete covenants are amortized over the periods of the stated benefits, ranging from one to five years, and are monitored for contractual compliance. If the projected undiscounted future net earnings of an intagible asset is less than the recorded value, then the intangible asset is written down to fair value.

     Revenue  Recognition:
     ---------------------

          The  Company  generates  revenues  from  the  following  sources:

(i)          Video  Gaming  Revenues:

     Video gaming revenues are recorded from the net "handle" of the Company's video gaming machines. The net "handle" is the total player spend less prizes paid by the machines. Video gaming revenues are derived from video gaming machines in bingo centers, freestanding locations and route operations. The Company generally retains all video gaming revenues generated at bingo centers and freestanding locations, while route operation revenues are split with the location owners. Video gaming revenues can vary depending on customer attendance and spend, games available, and the timing of prize payouts, which are random. Video gaming revenues comprised 72% of the Company's total 1997 revenues.

NOTE  1  -  BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(continued).

       (ii)          Bingo  Revenues:

     Bingo rents, paper sales and head tax payments are received from charitable organizations through various sub-lease agreements of the Company's bingo centers. Revenues are determined by customer attendance, spend and prize payouts, as well as state regulations which usually dictate the number of bingo sessions a charity can conduct and rent limits that can be paid to a commercial lessor, such as the Company. Bingo revenues comprised 24% of the Company's total 1997 revenues.

       (iii)          Concessions  and  Other  Revenues:

          Concessions and other revenues are earned from concessions, vending machines, bingo supplies, pool table and jukebox proceeds, and other sources. These revenues comprised just over 4% of the Company's total 1997 revenues.

     Income  Taxes:
     --------------

          Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.

     Per  Share  Data:
     ----------------

          The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective December 15, 1997. Under this statement, basic earnings per share of common stock is calculated by dividing income from continuing operations by the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock is calculated by dividing net income by the fully diluted weighted average number of common shares outstanding during each period, which includes dilutive stock options and convertible shares.

     New  Accounting  Standards:
     --------------------------

          The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, in the first quarter of 1998. Upon adoption of SFAS No. 130, the Company will present a new Consolidated Statement of Comprehensive Income which will report all changes in the Company's stockholders' equity other than transactions with stockholders. Comprehensive income pursuant to SFAS No. 130 would include the Company's consolidated net income, as reported in the Consolidated Statement of Operations, plus the net changes in the marketable securities, foreign currency translation and pension liabilities components of stockholders' equity. Management does not believe this statement will have an impact on its consolidated financial statements.

          The Company will adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for the purposes of its annual financial statements effective for the year ending December 31, 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments. SFAS No. 131 also provides guidance regarding what constitutes a reportable operating segment. The Company expects to have two operating segments pursuant to SFAS No. 131.

NOTE  1  -  BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(continued).

     The Company will adopt the disclosure requirements of SFAS No. 132, Employer's Disclosures about Pensions and Other Post-retirement Benefits, in the fourth quarter of 1998. SFAS No. 132 revises disclosure requirements for such pension and post-retirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans. Management does not believe this statement will have an impact on its consolidated financial statements.

     The Company adopted a new accounting standard related to start-up costs in 1997. This statement is required to be adopted for fiscal years beginning after December 15, 1998 and requires the expensing of all start-up costs, as defined, as they are incurred.


NOTE  2  -  MATERIAL  ACQUISITIONS,  OPENINGS  AND  CLOSINGS.

     At the end of 1997 the Company closed its double bingo center in Brownsville, Texas and sub-let it to a federal government agency. The Company originally opened this center in October of 1996 at an investment cost of $600,000.

     On December 18, 1997 the Company acquired Darlington Music Company, Inc. ("DMC"), a South Carolina video gaming route business. The acquisition was consummated in a stock-for-stock transaction, with the Company exchanging 1,000,000 shares of its Common Stock for 100% of the issued and outstanding shares of DMC. There was no cash or other consideration. This acquisition was accounted for as a pooling of interests, and DMC's historical financial results have been combined with the Company's financial results. DMC was founded in 1938 by George Harrison Sr. and is today operated for the Company by his three sons George Harrison, Jr., Thomas Harrison and William Harrison. George Harrison, Jr. has been appointed Chairman of the Board and acting Chief Executive Officer for American Bingo & Gaming Corp.

     In November of 1997 the Company cancelled a stock purchase agreement with the manager of its West Columbia, South Carolina bingo and gaming property due to poor financial performance and construction cost over-runs on new developments. The Company and the manager mutually agreed to reduce the Company's note payable balance to the manager from $657,000 to $100,000, plus past due payments of $45,000, resulting in a one-time extraordinary gain of $602,000 for the Company. The gain on extinguishment of debt is reflected as an extraordinary item net of income taxes of $205,000. The Company also canceled the existing employment agreement with this manager. In exchange, the Company agreed to reduce the lock-up on this manager's 300,000 shares of Company stock from two years to one year. The Company retained all other assets acquired in the original stock purchase agreement. The Company had originally entered into this stock purchase acquisition agreement in early 1997, acquiring a South Carolina corporation, related equipment and minority lease ownership rights. In exchange, the Company provided the manager with $1.0 million of consideration, including a note for $740,000, 300,000 shares of Company Common Stock valued at $206,000, and cash of $50,000. The purchase price for this acquisition exceeded the net tangible asset value, resulting in the recording of goodwill of $966,000, which is being amortized on a straight-line basis over five years.

     On October 9, 1997, the Company acquired Lucky 4 Inc. ("Lucky 4") a South Carolina corporation engaged in the video gaming business. This acquisition was consummated in a stock-for-stock transaction, with the Company exchanging 358,000 shares of its Common Stock for 100% of the issued and outstanding shares of Lucky 4. There was no cash or other consideration. This acquisition was accounted for as a pooling of interests, and Lucky 4's historical financial results have been combined with the Company's financial results. The principals in this acquisition, Danny Dye and Tom Nguyen, have remained with the Company and continue to manage these video gaming operations.

NOTE  2  -  MATERIAL  ACQUISITIONS,  OPENINGS  AND  CLOSINGS  (continued).

     On August 25, 1997, the Company acquired Gold Strike, Inc. ("Gold Strike") a South Carolina corporation engaged in the video gaming business. This acquisition was consummated in a stock-for-stock transaction, with the Company exchanging 827,680 shares of its Common Stock for 100% of the issued and outstanding shares of Gold Strike. There was no cash or other consideration. This acquisition was accounted for as a pooling of interests, and Gold Strike's historical financial results have been combined with the Company's financial results. The principal in this acquisition, Michael Mims, continues to run this gaming business, as well as video gaming machines in bingo centers, for the Company. Mr. Mims is an officer and director of the Company.

     In August of 1997 the Company acquired two bingo centers in Charleston, South Carolina. The Company acquired the Beacon I and Beacon II centers for cash and stock consideration totaling $175,000. The Company recorded this acquisition as a purchase. The Company subsequently closed the Beacon II center due to lack of profitability.

     In June of 1997 the Company acquired four bingo centers in Charleston, South Carolina. The Company acquired the Lucky, Shipwatch, Ponderosa and Sea Galley bingo centers for $1.1 million, comprised of $750,000 in cash, $400,000 in notes and 9,969 shares of Company stock valued at $50,000. The Company recorded these acquisitions as purchases. The Company subsequently closed the Sea Galley center due to lack of profitability. The purchase price for this acquisition exceeded the net tangible asset value, resulting in the recording of goodwill of approximately $1.0 million, which is being amortized on a straight-line basis over a three to five year basis per location, consistent with the remaining property lease periods.

     From April of 1997 through the end of the year the Company opened four new bingo centers in South Carolina (two in Charleston and two in Columbia). The Company opened and closed these centers several times during the year, trying different bingo programs, but was unable to generate consistent profitability from these centers. The Company has since sub-let one of the centers in Charleston and is evaluating a "high-stakes" bingo game for its dormant Columbia property.

     In March of 1997 the Company entered into a lease for a bingo center in North Augusta, South Carolina. This center opened in early 1998. A third party operates the bingo operations for this center, while the Company retains the video gaming rights. This bingo center is in close proximity to several Company video gaming centers, and is intended to draw greater crowds to these centers.

     In November 1996, the Company and the purchaser of the assets of its former 6323 Hall For Hire Florida bingo center mutually agreed to amend the promissory note extending the term to 70 variable monthly installments of $21,000 during peak season and $11,000 during off-peak season maturing October 1, 2001. Subsequently, the purchaser filed an Interpleador legal action, and is paying the note payments for this bingo center into a Florida court until such time as the court decides who is legally entitled to these note payments. Management expects this issue to be favorably resolved by the end of 1998.

     In March of 1996, the Company opened the first of two bingo centers in McAllen, Texas. It opened the second center in McAllen in September of 1996. Total cost for this South Texas bingo center development was approximately $600,000. The Company has since closed one of the two McAllen centers due to a lack of profitability.

     All acquisitions accounted for as purchases reflect the operations of the acquired entities from the respective dates of purchase. The results of operations for all entities accounted for as poolings are included for all periods presented.

NOTE  2  -  MATERIAL  ACQUISITIONS,  OPENINGS  AND  CLOSINGS  (continued).

     Unaudited pro-forma financial information for the year ended December 31, 1996 as though the significant pooled acquisitions had occurred on January 1, 1996 is as follows:


                                       As Previously
                           As Restated    Reported
(Unaudited)
-------------------------
Revenues. . . . . . . . .  $  7,717,051  $3,648,262
Net Income. . . . . . . .     1,038,130     852,666
Earnings per share-basic.  $        .15  $      .21
Weighted average. . . . .     6,770,154   4,140,026
  shares outstanding

NOTE  3  -  ACCOUNTS  RECEIVABLE.

     Accounts receivable consist principally of amounts due from charitable organizations which conduct bingo events at the Company's various bingo centers, and are generally payable within one month of the event. Receivables also include rent due from operators of conces-sions located within the bingo centers. Generally, video gaming receivables consist of temporary advances to video gaming route locations which are normally collected within one month. Virtually all of the receivables due at December 31, 1997 were subsequently collected; therefore, no allowance for doubtful accounts has been provided.

NOTE  4  -  PROPERTY  AND  EQUIPMENT.

     Depreciation and amortization expense charged to operations for the years ended December 31, 1997 and 1996 amounted to $798,000 and $808,000, respectively.

     Property and equipment at December 31, 1997 included $1.3 million of assets held under capital leases and related amortization of 109,000.

     Leasehold improvements, with a carrying value of $560,900, were deemed impaired and written down by $417,000 to their fair value in 1996. Fair value was based on estimated discounted future cash flows to be generated by two of the Company's bingo centers located in Texas.

     Property  and  equipment  consists  of  the  following:


  Land . . . . . . . . . . . . . . . . . . . . . .  $     189,671
  Buildings and building improvements. . . . . . .        379,342
  Leasehold improvements . . . . . . . . . . . . .      1,945,576
  Video gaming machines and bingo equipment. . . .      6,103,939
  Equipment, furniture and fixtures. . . . . . . .        532,129
  Automobiles. . . . . . . . . . . . . . . . . . .        523,801
                                                    --------------
                                                        9,674,458

  Less:  Accumulated depreciation and amortization   (  3,518,658)
                                                    --------------

                                                    $   6,155,800
                                                    ==============

NOTE  5  -  NOTES  RECEIVABLE.

     Receivables  from  the  sale of the Company's former Florida bingo centers:


A promissory note due in equal monthly installments of $13,300, including
interest at 12% per annum, maturing December 1998. . . . . . . . . . . . . . . .  $   149,147

A promissory note due in equal monthly installments of $5,400, including
interest at 12% per annum, maturing December 1998. . . . . . . . . . . . . . . .  $    82,377

A promissory note due in equal monthly installments of $21,000 and $11,000,
including interest at 12% per annum, maturing October 2001 . . . . . . . . . . .  $   753,584

A promissory note due in equal monthly installments of $10,000, including
interest at 9.0% per annum, maturing April 1998. . . . . . . . . . . . . . . . .  $   119,466

Other receivables:

Three non-interest bearing promissory notes due in equal annual installments of
27,333, maturing December 2000. . . . . . . . . . . . . . . . . . . . . . . . .  $   245,996

Various other promissory notes due in monthly installments of $833 to $5,000, including interest at 6.50% to 8.0% per annum, maturing from July 1998 to
May 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   106,628
                                                                                  ------------

                                                                                  $ 1,457,198

Less allowance for doubtful collectibility . . . . . . . . . . . . . . . . . . .   ( $231,395)
                                                                                  ------------

                                                                                  $ 1,225,803
                                                                                  ============

     Collection of the Florida notes is dependent upon the continued profitability of the Florida bingo centers. Should the purchasers default in the performance of the notes, the only recourse available to the Company may be to foreclose on the same assets which it has sold in these transactions. None of the purchasers has made any guarantee of pay-ment, express or otherwise. While management believes the purchas-ers will continue to make a good faith effort to fulfill the terms of the agreements, it has elected to take a provision for doubtful collectibility of $231,395 at December 31, 1997, which it estimates would be the resultant loss should the Company have to foreclose and subsequently re-sell the assets.

     The Company is not currently collecting payments on the $753,584 note, as the creditor is depositing the note payments into an escrow account pursuant to an Interpleador action he filed in Florida. The Company expects to collect this note upon judicial resolution of the Interpleador action by the end of 1998, although there can be no assurance of this outcome. Management re-evaluates the sufficiency of this provision periodically and adjusts the amount of its allowance provision as necessary.

     Annual  principal  maturities  under  these  notes  are  as  follows:


                      Years Ending
                       December 31,                        Amount
                     --------------                       ----------
                               1998                       $  820,758
                               1999                          254,460
                               2000                          248,809
                               2001                          133,171
                               2002                              ---
                                                          ----------

                                                           1,457,198

  Less:  Allowance for doubtful collectibility . . . . .     231,395
                                                          ----------

  Notes receivable - net . . . . . . . . . . . . . . . .   1,225,803

  Less:  Current maturities. . . . . . . . . . . . . . .     589,363
                                                          ----------

                                                          $  636,440
                                                          ==========
NOTE 6 - INTANGIBLE ASSETS.

             Intangible assets consist of the following:

  Covenants not to compete . . . . . . . . . . . . . . .  $  235,000
  Goodwill . . . . . . . . . . . . . . . . . . . . . . .   2,492,519
                                                          ----------
                                                           2,727,519

  Less:  Accumulated amortization. . . . . . . . . . . .     409,265
                                                          ----------

                                                          $2,318,254
                                                          ==========

          Amortization expense charged to operations for the years ended December 31, 1997 and 1996 amounted to $306,000 and $99,000, respectively. Intangible assets deemed to have no future benefit are written off as of the date of deter-mination.

NOTE  7  -  LIABILITIES  NO  LONGER  DEEMED  AN  OBLIGATION.

          In 1995, the Company incurred purchase liabilities in connection with the acquisition of certain bingo centers in Florida. The first liability was for the issuance of shares of the Company's common stock with a market value on the date of the agree-ment of $450,000. The second liability was evidenced by a promis-sory note in the principal sum of $450,000, of which $415,180 was unpaid at December 31, 1995. In 1996, based upon a review of the contractual terms of the agreements which gave rise to the liabilities and after consulting legal counsel, the Company determined that it was no longer obligated under these liabilities and has reversed $865,180 to income as of December 31, 1996.

NOTE  8  -  EXTRAORDINARY  ITEM.

     In November of 1997, the Company and a former bingo and gaming center manager in South Carolina mutually agreed to amend their stock purchase agreement. Under this agreement, the Company's note payable to this manager was reduced from $657,000 to $100,000, and $45,000 of past due payments were forgiven, creating a one-time extra-ordinary gain of $602,000, or $398,000 net of taxes, in 1997. In exchange, the Company agreed to reduce the lockup on the manager's 300,000 shares of Company stock from two years to one year. The Company retained all other assets acquired in this acquisition.


NOTE  9  -  LONG  TERM  DEBT.

     Long-term  debt  at  December  31,  1997  consisted  of  the  following:


Installment note payable to a financial institution, including interest at
7.75%, maturing December 1999, secured by certain equipment. . . . . . . . . . . .  $  342,544

Installment note payable to a third party, due in monthly installments of
10,162, including interest at 13.1%, maturing December 2001, secured by
certain equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     360,816

Installment note payable to a third party, due in monthly installments of
17,728, including interest at 6.0%, maturing June 1999, secured by certain
equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     304,443

Installment note payable to a third party, due in monthly installments of $7,069, including interest at 12.5%, maturing January 2002, secured by certain
equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     261,750

Installment note payable to a third party, due in monthly installments of $4,220,
including interest at 12.7%, maturing June 2001, secured by certain equipment. . .     142,386

Installment non-interest bearing note payable to an individual, due in monthly
installments of $10,000, maturing November 1998, unsecured . . . . . . . . . . . .     100,000

Installment note payable to a third party, due in monthly installments of $2,240,
including interest at 13.9%, maturing April 2001, secured by certain equipment . .      71,448

Installment non-interest bearing note payable to a third party, due in monthly
installments of $6,000, maturing September 1998, secured by certain equipment. . .      54,000

Installment note payable to a third party, due in monthly installments of $1,525, including interest at 13.3%, maturing March 2001, secured by certain
equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      47,903

Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      97,399
                                                                                    ----------

                                                                                     1,782,689

Less current installments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     755,152
                                                                                    ----------

Long-term debt, excluding current installments . . . . . . . . . . . . . . . . . .  $1,027,537
                                                                                    ==========

NOTE  9  -  LONG  TERM  DEBT  (Continued).

     Principal payments on long-term debt for each of the next five fiscal years and thereafter are as follows:


            Years Ending
            December 31,
            -------------
1998 . . .  $     755,152
1999 . . .        505,854
2000 . . .        276,384
2001 . . .        234,764
2002 . . .         10,535
            -------------
                1,782,689

NOTE  10  -  INCOME  TAXES.

     Deferred tax assets and liabilities at December 31, 1997 and 1996 consist of the following:


                                       1997
                                    ----------
Current deferred tax asset . . . .  $  78,657
Valuation allowance. . . . . . . .    (78,657)
                                    ----------
Net current deferred tax asset . .  $       0

Non-current deferred tax asset . .    756,230
Non-current deferred tax liability   (756,230)
                                    ----------
Valuation allowance. . . . . . . .  $       0

Net non-current deferred tax asset  $       0

     The current deferred tax asset results primarily from the provision for doubtful accounts which are not currently deductible for income tax purposes. The non-current deferred tax asset results primarily from the net operating loss carryforward. The net operating loss available at December 31, 1997 amounts to approximately $2,175,000 and begins to expire in 2009. The current and non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

     During 1997, the Company deducted, for income tax purposes, approximately $600,000 relating to employee stock options exercised which were not deductible for financial reporting purposes. The related tax benefit of this permanent tax difference, approximately $204,000, has been recorded as additional paid-in capital. However, a valuation allowance has been established for the benefit due to the uncertainty of generating future taxable income, which is included in the above valuation allowance for non-current deferred tax assets. In the event that the Company generates future taxable income, the related allowance will be reduced and the full benefit will be recognized as an increase to equity. State income tax expense for 1996 for pooled entities is immaterial, and is not included in the table below.

The Company's income tax expense for the years ended December 31, 1997 and 1996 differed from the statutory federal rate of 34 percent as follows:


                                                              1997        1996
                                                           ----------  ----------
Statutory rate applied to net income before taxes and
  gain from extraordinary item. . . . . . . . . . . . . .  $ 506,105   $ 377,704

Increase (decrease) in income taxes resulting from:

   Amounts not deductible for federal income tax purposes     11,631         ---

   State income taxes, net of federal income tax effect .     63,036      48,024

Increase (decrease) in valuation allowance. . . . . . . .     34,776    (352,964)

Amount deductible for federal income tax purposes
  relating to exercise of stock options                     (204,000)        ---

Effective tax on unincorporated business acquired           (207,860)        ---
                                                           ----------  ----------

Income tax expense. . . . . . . . . . . . . . . . . . . .  $ 203,688   $  72,764
                                                           ==========  ==========

NOTE  11  -          EARNINGS  PER  SHARE.

A reconciliation of basic to diluted earnings per share from 1997 continuing operations is as follows:


             Numerator:                            Basic      Diluted
----------------------------------------------  -----------  ----------
  Net income before extraordinary item . . . .  $1,284,856   $1,284,856

    less preferred dividends earned                (58,333)         ---
                                                -----------  ----------

  Income available to common shareholders. . .  $1,226,523   $1,284,856

  Denominator:
----------------------------------------------
  Weighted average shares outstanding. . . . .   7,160,612    7,160,612

  Effect of dilutive securities:
    Preferred stock                                    ---      220,620
    Stock options and warrants                         ---      752,554
                                                -----------  ----------

  Weighted average shares outstanding. . . . .   7,160,612    8,133,786

  Earnings per share before extraordinary item  $      .17   $      .16

     No anti-dilutive shares have been included in the computation of earnings per share. There were no securities outstanding that could potentially dilute basic earnings per share in the future that were excluded for anti-dilutive reasons. The following transactions occurred after December 31, 1997, which, had they taken place during 1997, would have changed the number of shares used in the computations of earnings per share: 1) Approximately 90,000 common shares were issued pursuant to preferred stock conversions; 2) options to purchase 150,000 common shares were issued; and 3) approximately 30,000 common shares were issued pursuant to an acquisition. Basic and diluted earnings per share for 1996 is identical as the inclusion of any convertible securities outstanding during the period would be anti-dilutive.

NOTE  12  -          COMMITMENTS  AND  CONTINGENCIES.

     (a)    Leases:

     The Company is obligated under various operating and capital leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges.
Minimum  annual  rentals  under    these  leases  are  as  follows:


Years Ending
December 31,                                  Operating     Capital
------------                                 -----------  -----------
1998                                         $1,387,379   $  491,402
1999                                          1,121,057      474,302
2000                                          1,142,151      162,263
2001                                            729,868          ---
2002                                            263,722          ---
                                             -----------  ----------
Total minimum annual rentals                 $4,644,177   $1,127,967
                                             ===========

Less amount representing interest                          ( 143,431)
Less amount representing tax                               (  20,295)
Present value of net minimum lease payments
  Including current maturities of $396,168                $  964,241
                                                          ===========

Rent expense for the years ended December 31, 1997 and 1996 amounted to $1.5 million and $952,000, respectively.

     (b)    Salaries:

          The Company is obligated under various employment agreements. Generally, the agreements provide for minimum annual salaries as well as potential bonuses. Certain of the agreements are adjustable, up or down, based on revenue performance. Minimum annual salaries under these agreements are as follows:


Years Ending
 December 31,                 Amount
                          -------------
1998 . . . . . . . . . .  $   1,350,000
1999 . . . . . . . . . .      1,350,000
2000 . . . . . . . . . .      1,162,500
2001 . . . . . . . . . .        225,000
2002 . . . . . . . . . .        168,750
                          -------------
  Total minimum salaries  $   4,256,250
                          =============

     (c)    Legal:

     In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney. On June 12, 1997, Mr. Furtney filed a lawsuit against the Company, alleging breach of contract on these purchases. Mr. Furtney alleged that the Company defaulted on its original purchase note and stock obligations per sales agreements.

     On July 12, 1997 the Company answered this lawsuit and filed a counterclaim against Mr. Furtney alleging, among other things, fraud, negligent representation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchases of these three Florida bingo centers from Mr. Furtney in that he made no disclosure to the Company of an ongoing criminal investigation of his operation of these centers by the Florida State Attorney
General's  Office  and  that  he  was  fully  aware  of  this  investigation.

NOTE  12  -          COMMITMENTS  AND  CONTINGENCIES  (Continued).

The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The
Company re-sold these three bingo centers in December of 1995. The Company believes that Mr. Furtney owes the Company monetary damages in excess of $1,000,000, because: i) these bingo centers did not perform to his contractually-guaranteed net income levels during the Company's ownership; ii) the Company incurred substantial monetary damages in its defense against the State of Florida after the bingo center closings; iii) the Company lost the ability to operate bingo centers in the state of Florida as part of its settlement with the state of Florida; and iv) the Company sustained substantial damage to its good name and reputation.

     In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The State of Florida is continuing its prosecution of Mr. Furtney, which is expected to go to trial by the end of 1998. The Company believes that Mr. Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him. There can be no assurance of this result, however, and a decision against the Company could have a potentially adverse effect on the financial position and operations of the Company.

In 1998 one of the Company's subsidiaries (MHJ Corp.) was named defendant (among many other video gaming operators) in a legal action in South Carolina. This action alleges that the defendants' video gaming operations in South Carolina:
i) comprise a lottery, which violates the state constitution; ii) violate the state's daily net video gaming machine payout limit of $125 per player; and iii) violate the state's single premise rule which only allows up to five video gaming machines per premise. The plaintiffs in this action are attempting to have this action certified as a class action lawsuit. Plaintiffs originally filed this action in state court, which was then moved to a federal court by defendants. The federal court certified the lottery issue of this case and sent the case back to the South Carolina Supreme Court to be decided. Oral arguments on the certified issues were held before the South Carolina Supreme Court in April of 1998. The Supreme Court has not yet rendered its decision. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it could have a materially adverse effect on the financial position and operations of the Company.

     The Company also faces risk in that the South Carolina legislature is currently considering a bill that would abolish the video gaming industry in South Carolina in June of 1999 (video gaming provided approximately 72% of the Company's total 1997 revenues). The Governor and House support this bill, but the Company believes that the bill will not pass the Senate. If the bill does not pass in the Senate, a number of potential outcomes are possible, including:
i) the passage of an alternative bill that imposes higher taxes and regulation on the industry; ii) a public referendum on video gaming; or iii) no bill or referendum in 1998. The South Carolina legislature meets annually, and it is possible that the continued legalization of video gaming could be an issue in future legislative sessions. The Company could be adversely affected if the legislature or court system were to abolish the industry, adversely modify regulations and/or substantially increase video gaming taxes.

     Approximately 228 of the Company's current 755 video gaming machines are non-compliant with the State of South Carolina's requirement that video gaming machines be able to be connected on-line with the state in 1999. The Company will have to retrofit these machines to be compliant with this requirement, or replace or discontinue these machines. The Company does not expect the cost of retrofitting or discontinuance to be material, although the cost of replacing these machines with compliant machines could be material.

NOTE  13  -          STOCKHOLDERS'  EQUITY.

     In December of 1997, the Company redeemed 2,293,995 of its Redeemable Common Stock Purchase Warrants pursuant to the Company's warrant call in November of 1997. Each warrant was converted into one share of Company Common Stock at the price of $5.00 per share. The Company grossed $11.5 million from this transaction, and netted $11.1 million after associated financing costs.

     The Company issued 2,495,649 shares of its Common Stock in 1997 for various acquisitions in South Carolina. In December, the Company issued 1,000,000 shares in the stock-for-stock acquisition of the Darlington Music Company video gaming route business. In October, the Company issued 358,000 shares in the stock-for-stock acquisition of the Lucky 4 video gaming business. In September, the Company issued 827,680 shares in the stock-for-stock acquisition of Gold Strike video gaming business. In September, the Company also issued 9,969 shares in the acquisition of two bingo centers. Early in the first quarter of 1997, the Company issued 300,000 shares in a stock purchase acquisition of a bingo center, equipment and various corporations. All of the shares issued for these acquisitions, excluding the 9,969 tranche, were subject to Company re-sale lockup agreements of one to three years.

     The Company issued 2,000 Preferred Shares in August of 1997 at $1,000 per share in a private equity transaction, grossing $2.0 million and netting $1.83 million after associated financing costs. The net proceeds from this transaction were recorded as equity. These shares are convertible into Company Common Shares under a variable pricing formula ranging from $4.00 to $5.50 per share. Conversion rights on these shares were fully vested at April 1, 1998. These shares pay an annual dividend of 7% on a quarterly basis on the unconverted principle balance. As of April 6, 1998, approximately 500 shares or 25% of the total Preferred Shares had been converted into approximately 90,000 Common Shares.

     The Company issued 200,000 shares of its Common Stock in 1997 pursuant to employee stock option exercises from June through September. These option shares were exercised and issued at various prices from $1.00 to $2.50 per share, netting $347,000 in equity proceeds for the Company.

     The Company issued 10,767 shares of its Common Stock in July and December of 1997 pursuant to purchases under the Company's Employee Stock Purchase Plan. These shares were issued at the existing fair market value of $1.17 and $3.53, respectively, per share, for the six-month plan periods ended in June and December, respectively, netting the Company over $20,000 in equity proceeds through voluntary payroll deductions.

     The Company issued 74,000 shares of its Common Stock in the first quarter of 1997 for various professional, lobbying, and legal services rendered. These shares were valued at the existing fair market value of $1.09 per share.

     The Company granted 50,000 shares of its Common Stock in January of 1997 to employees as an annual bonus for 1997. These shares were valued at the existing fair market value of $.94 per share.

     The Company issued 6,161 shares of its Common Stock in July and December of 1996 pursuant to purchases under the Company's Employee Stock Purchase Plan. These shares were issued at the existing fair market value of $2.55 and $1.17, respectively, per share, for the six-month plan periods ended in June and December, respectively, netting the Company over $10,000 in equity proceeds through voluntary payroll deductions.

     The Company issued 8,000 shares of its Common Stock in September of 1996 for professional services rendered. These shares were valued at the existing fair market value average price of $1.00 per share.

NOTE  13  -          STOCKHOLDERS'  EQUITY  (continued).

     The Company issued 15,000 shares of its Common Stock to a former employee in June of 1996 pursuant to a severance agreement. These shares were valued at the existing fair market value of $1.03 per share.

     The Company granted 40,000 shares of its Common Stock in 1996 to employees as an annual bonus for 1996. These shares were valued at the existing fair market value of $.96.

NOTE  14  -  ACCOUNTING  FOR  STOCK  BASED  COMPENSATION.

     The Company applies APB Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25") in accounting for its stock options. As of December 31, 1997, the Company has implemented four shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The Plans collectively provide for the total issuance of 2,000,000 common shares over ten years from the date of each plan's approval. At year-end 1997 and 1996, a total of 1,386,666 and 1,059,999 option shares had been granted and were outstanding under these plans, respectively. An additional 218,000 option shares had been granted to non-employees outside of these plans as of the end of 1997. The Company believes that its ability to attract, retain and motivate quality personnel is strongly influenced by its ability to grant options. A summary of the Company's stock option plans is as follows:


                      Employee Stock Plans  Other Compensatory  Combined Total
                      --------------------  ------------------  --------------
                                    Weighted         Weighted
                                    Average          Average
                                    Exercise         Exercise
                          Options    Price   Options  Price    Options
                         ----------  ------  -------  ------  ----------
Outstanding at 12/31/95    429,999   $ 1.79        -       -    429,999
Granted . . . . . . . .    630,000     1.45        -       -    630,000
Exercised . . . . . . .          -        -        -       -          -
Forfeited . . . . . . .          -        -        -       -          -
                         ----------          -------          ----------
Outstanding at 12/31/96  1,059,999     1.59        -       -  1,059,999

Granted . . . . . . . .    526,667   $ 1.00  218,000  $ 4.53    744,667
Exercised . . . . . . .   (200,000)    1.72        -       -   (200,000)
Forfeited . . . . . . .          -        -        -       -          -
                         ----------          -------          ----------
Outstanding at 12/31/97  1,386,666   $ 2.89  218,000  $ 4.53  1,604,666
                         ==========          =======          ==========

The fair value of options issued during 1997 and 1996 was $711,591 and $765,900, respectively.

The following table summarizes information about options outstanding at December 31, 1997 under the Employee Stock Plan:


             Options  Outstanding                         Options  Exercisable
             --------------------                         --------------------
                                 Weighted Avg.
Range of            Number        Remaining       Weighted Avg.     Number       Weighted Avg.
Exercise Prices   Outstanding  Contractual Life  Exercise Price   Exercisable  Exercisable Price
----------------  -----------  ----------------  ---------------  -----------  ------------------
0.96 - $6.25. .    1,386,666         3.9 years  $          2.89      430,001  $             1.53

NOTE  14  -  ACCOUNTING  FOR  STOCK  BASED  COMPENSATION (CONTINUED).

The following table summarizes information about other compensatory stock options outstanding at December 31, 1997.


             Options  Outstanding                         Options  Exercisable
             --------------------                         --------------------
                                 Weighted Avg.
Range of            Number        Remaining       Weighted Avg.     Number       Weighted Avg.
Exercise Prices   Outstanding  Contractual Life  Exercise Price   Exercisable  Exercisable Price
----------------  -----------  ----------------  ---------------  -----------  ------------------
$3.00-$5.50          218,000         3.2 years  $          4.53       85,000  $             3.00

The options granted in 1997 and 1996 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for its compensatory stock options in the consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net income and net income per share have been decreased to the pro forma amounts indicated below:


                                        Years ended December 31,
                                         ----------------------
                                            1997        1996
                                         ----------  ----------
Net income                  as reported  $1,682,392  $1,038,130
                            Pro forma    $1,069,196  $  859,792

                                        Years ended December 31,
                                         ----------------------
                                               1997        1996
                                         ----------  ----------

Basic earnings per share    as reported  $     0.23  $     0.15
                            Pro forma    $     0.15  $     0.13

Diluted earnings per share  As reported  $     0.21  $     0.15
                            Pro forma    $     0.13  $     0.13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 1997; dividend yield at 0%, expected volatility at 76%, risk free interest rates estimated at 6.0%, and an expected life of 1-3 years. The following assumptions were used for grants in 1996; dividend yield of 0%, expected volatility of 148%, risk free interest rates estimated at 6.0%, and an expected life of 1-3 years.

NOTE  15  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS.

     Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate.
Current assets and liabilities are carried at amounts that reasonably approximate their fair values. The carrying amount and fair value of notes payable and long-term debt at December 31, 1997 are as follows:


                 Carrying Amount   Fair Value
Fixed rate debt  $      1,782,689  $ 1,795,492

The fair values of the Company's fixed rate debt have been estimated based upon relative changes in the Company's borrowing rates since origination of the fixed rate debt.

NOTE  16  -  SUBSEQUENT  EVENT.

     On March 25, 1998 the Company acquired Ambler Bingo, a bingo center in Abilene, Texas. Consideration for this acquisition totaled nearly $1.0 million, and included $500,000 cash, $400,000 of notes, and approximately 30,000 shares of Company Common Stock valued at $90,000.