Form 10QSB
period 1998-03-31
AMERICAN BINGO & GAMING CORP
filed 1998-05-15
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [    ]          NO    [  X  ]


On MAY 5, 1998, the Registrant had 9,647,602 shares of its $.001 par value common stock outstanding.

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

AMERICAN BINGO & GAMING CORP.
CONSOLIDATED BALANCE SHEET (UNAUDITED)                                      March 31, 1998
                                                                           ----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                              $    11,175,610
    Accounts receivable                                                            875,109
    Notes receivable - current, net                                                478,158
    Prepaid expenses                                                               780,876
    Other current assets                                                            71,820
Total Current Assets                                                            13,381,573

Property and Equipment, net                                                      6,390,369

Other Assets:
    Notes receivable, net                                                          670,557
    Prepaid license expense                                                      1,174,931
    Intangible assets, net                                                       3,242,134
    Other non-current assets                                                       202,047
Total Other Assets                                                               5,289,669

TOTAL ASSETS                                                               $    25,061,611
                                                                           ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                  $     1,294,977
    Notes payable - current                                                        885,478
                                                                           ----------------
    Capital leases payable - current                                               408,066
Total Current Liabilities                                                        2,588,521

Long-term liabilities:
    Notes payable, net                                                           1,080,545
    Capital leases payable, net                                                    468,565
-------------------------------------------------------------------------
Total Long-term Liabilities                                                      1,549,110

Stockholders' Equity:
    Preferred Stock, $.01 par value, 1,773 shares issued and outstanding
      Liquidation preference of $1,000 per share                                        18
    Common Stock, $.001 par value, authorized 20,000,000 shares,
      Issued and outstanding 9,399,604 shares                                        9,400
    Additional paid-in capital                                                  24,228,688
    Accumulated deficit                                                         (3,314,126)
Total Stockholders' Equity                                                      20,923,980

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    25,061,611

See  notes  to  consolidated  financial  statements.


AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  NET  INCOME  (UNAUDITED)


For Three Months Ended March 31,                                      1998         1997
                                                                  ------------  -----------
REVENUES:
     Video gaming                                                 $ 2,599,154   $2,378,089
     Bingo                                                            981,766      663,136
     Other                                                            136,355       66,885
                                                                  ------------  -----------

TOTAL REVENUES                                                      3,717,275    3,108,110


COSTS AND EXPENSES:
    Salaries and other compensation                                   540,028      374,436
    Rent and utilities                                                498,402      339,574
    Direct operating costs                                            527,513      404,285
    Depreciation and amortization                                     740,615      352,581
    General and administrative                                      1,003,979      936,515
                                                                  ------------  -----------

TOTAL COSTS AND EXPENSES                                            3,310,537    2,407,391


OPERATING INCOME                                                      406,738      700,719


OTHER INCOME AND EXPENSES:
    Interest income                                                   180,541       53,359
    Other income                                                       35,104       30,466
    Interest and other expense                                        (91,755)     (17,002)
                                                                  ------------  -----------

TOTAL OTHER INCOME AND EXPENSES, NET                                  123,890       66,823


INCOME BEFORE TAXES                                                   530,628      767,541


PROVISION FOR INCOME TAXES                                             76,403      150,787



NET INCOME                                                        $   454,225   $  616,754
                                                                  ============  ===========


EARNINGS PER SHARE:

    Basic                                                         $       .05   $      .09
    Diluted                                                       $       .04   $      .09


    Weighted average shares outstanding                             9,353,518    6,792,618
    Weighted average shares outstanding - assuming full dilution   10,577,657    7,077,590



See  notes  to  consolidated  financial  statements.


AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


For Three Months Ended March 31,                          1998          1997
                                                      -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                        $    454,225   $  616,754

    Adjustments to reconcile net income to
     net cash provided by operating activities:

    Depreciation and amortization                          740,615      352,581
    Changes in operating assets and liabilities, net      (277,658)    (236,523)


NET CASH PROVIDED BY OPERATING ACTIVITIES             $    917,182   $  732,812


CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital and intangible expenditures                 (1,081,063)    (123,358)
    License expenditures                                  (640,930)         ---
    Collections of notes receivable, other                  43,472          ---
    Issuance of notes receivable                               ---     (123,467)


NET CASH USED IN INVESTING ACTIVITIES                  ($1,678,521)   ($246,825)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on notes                                     (216,666)     (13,584)
    Payments on capital leases                             (87,610)     (10,424)
    Proceeds from margin line of credit                    651,613          ---
    Proceeds from issuance of common stock                  39,000          ---
    Payments of warrant financing costs                   (354,422)         ---
    Dividend payments to preferred stockholders            (31,828)         ---


NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES   $         87     ($24,008)


NET INCREASE/(DECREASE) IN CASH                          ($761,252)  $  461,979


CASH AT BEGINNING OF YEAR                             $ 11,936,862   $1,373,057
                                                      -------------  -----------


CASH AT END OF PERIOD                                 $ 11,175,610   $1,835,036
                                                      =============  ===========

See  notes  to  consolidated  financial  statements.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
March  31,  1998


NOTE  1    BASIS  OF  PRESENTATION


The accompanying unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its wholly-owned subsidiaries, hereafter collectively referred to as "The Company." The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and inter-company eliminations considered necessary for a fair presentation of the interim financial statements have been included. Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.


NOTE  2    PROPERTY  AND  EQUIPMENT


Property  and  Equipment  at  March  31,  1998  consists  of  the  following:

  Land                                       $  189,671
  Buildings and improvements                    379,342
  Leasehold improvements                      2,327,861
  Video gaming machines and bingo equipment   6,312,974
  Equipment, furniture and fixtures             582,643
  Automobiles                                   453,639
                                             ----------
                  Sub-total                               10,246,130
  Accumulated depreciation and amortization               (3,855,761)
                                                         ------------

  Property and Equipment, net                            $ 6,390,369



NOTE  3    INTANGIBLE  ASSETS


Intangible  Assets  at  March  31,  1998  consist  of  the  following:

      Goodwill                  $3,498,019
      Covenants not to compete     228,891
                                ----------
            Sub-total                        3,726,910
      Accumulated amortization                (484,776)
                                            -----------

      Intangible Assets, net                $3,242,134

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
March  31,  1998


NOTE  4    INCOME  TAXES


The Company recorded $76,000 of state income tax liability in the first fiscal quarter of 1998. The Company does not expect to pay significant federal income taxes in 1998 due to accumulated tax loss carryforwards, which totaled approximately $2.2 million at the end of 1997.


NOTE  5    EARNINGS  PER  SHARE


A reconciliation of basic to diluted earnings per share for the three months ended March 31, 1998 and 1997, is as follows:

                                                    1998                    1997
                                         ------------------------  ----------------------
Basic                                      Diluted       Basic      Diluted
Numerator:
  Net Income                             $  454,225   $   454,225  $  616,754  $  616,754
  less Preferred Dividends                  (31,228)          ---         ---         ---

Income Available to Common Shareholders  $  422,997   $   454,225  $  616,754  $  616,754


Denominator:

  Weighted Average Shares Outstanding     9,353,518     9,353,518   6,792,618   6,792,618
  Effect of Dilutive Securities:
      Preferred Stock                           ---       543,153         ---         ---
      Stock Options and Warrants                ---       680,986         ---     284,972

  Weighted Average Shares Outstanding     9,353,518    10,577,657   6,792,618   7,077,590


Earnings Per Share                       $      .05   $       .04  $      .09  $      .09


NOTE  6    ACQUISITION


     On March 25, 1998, the Company acquired Ambler Bingo, a bingo center in Abilene, Texas under a stock purchase agreement. Consideration for this acquisition totaled $990,000 and included $500,000 of cash, $400,000 of notes, and 29,630 shares of Company stock valued at $90,000. The Company accounts for the results of operations from purchases such as Ambler from the date of purchase; pooled acquisitions are accounted for all periods presented.
Pro-forma  financial    information  for            the  periods
     ended March 31, 1998 and 1997 as though the Ambler purchase had occurred on January 1, 1997 is as follows:

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
March  31,  1998


NOTE  6    ACQUISITION  (CONTINUED)


                           ---  March 31, 1998  ---     --- March 31, 1997 ---

                          As Reported   As Restated   As Reported   As Restated
                          ------------  ------------  ------------  ------------
Revenues                  $  3,717,275  $  3,866,995  $  3,108,110  $  3,248,948
Net income                     454,225       507,297       616,754       659,704
Earnings per share-basic  $        .05  $        .05  $        .09  $        .10
Weighted average
  shares outstanding         9,353,518     9,383,148     6,792,618     6,822,248


NOTE  7    CONTINGENCIES


     In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney. In June of 1997, Mr. Furtney filed a lawsuit against the Company, alleging breach of contract on these purchases and default on purchase note and stock obligations per sales agreements. In July of 1997 the Company answered this lawsuit and filed a counterclaim against Mr. Furtney alleging, among other things, fraud, negligent representation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchases of these three Florida bingo centers from Mr. Furtney in that he made no disclosure to the Company of a known, ongoing criminal investigation of his operation of these centers by the Florida State Attorney General's Office. The Company believes that Mr. Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him. There can be no assurance of this result, however, and a decision against the Company could have a potentially adverse effect on the financial position and operations of the Company.

     In 1998 one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a legal action in the U.S. District Court in Columbia, South Carolina. This action alleges that certain of the defendants' video gaming operations in South Carolina: i) comprise a lottery, which violates the state constitution; ii) violate the state's daily net video gaming machine payout limit of $125 per player; and iii) violate the state's single premise rule which only allows up to five video gaming machines per premise. The plaintiffs in this action are attempting to have this action certified as a class action lawsuit. The District Judge certified questions for an advisory opinion of the South Carolina Supreme Court and oral arguments were heard by the state Supreme Court in April of 1998. The Supreme Court has not yet rendered its decision. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would have a materially adverse effect on the financial position and operations of the Company.

     The Company also faces risk in that the South Carolina legislature has considered a bill that would abolish the video gaming industry in South Carolina. The Governor and House support this bill, but the Company believes that the bill will not pass the Senate. If the bill does not pass in the Senate, a number of potential outcomes are possible, including: i) the passage of an alternative bill that imposes higher taxes and regulation on the industry; ii) a public referendum on video gaming; or iii) no bill or referendum in 1998. The South Carolina legislature meets annually, and it is possible that the continued legalization of video gaming could be an issue in future legislative sessions. The Company would be adversely affected if the legislature or court system were to abolish the industry, adversely modify regulations and/or substantially increase video gaming taxes.

AMERICAN  BINGO  &  GAMING  CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

American Bingo & Gaming Corp. was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations. The Company operates primarily through wholly-owned subsidiaries in Texas, Alabama and South Carolina. The Company completed its initial public offering in December of 1994.

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended December 31, 1997 and December 31, 1996; the Company's Form 10-QSB for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997; and the consolidated financial statements and related notes, for the quarter ended March 31, 1998, found elsewhere in this report.

RESULTS  OF  OPERATIONS

(Note: 1997 first quarter results have been restated to incorporate 1997 pooled transactions). The Company generated consolidated revenues of over $3.7 million during its first fiscal quarter of 1998, ended March 31, 1998, as compared to $3.1 million in the comparable period of the prior fiscal year, representing an increase of $609,000 or 20%. Sales were led by video gaming operations, which produced $2.6 million or 70% of total sales for the first quarter of 1998. Bingo rental and other revenues totaled $1.1 million or 30% of sales for the first quarter. Approximately 81% of first quarter 1998 revenues were generated in South Carolina, with 11% in Alabama and 8% in Texas. The year-over-year sales increase was due to increases in bingo/other revenues of $388,000 and gaming revenues of $221,000. Bingo/other revenues increased primarily due to four additional South Carolina bingo centers open in the first quarter of 1998 that were not open in the first quarter of 1997.

Total costs and expenses were $3.3 million in the first quarter of 1998 versus $2.4 million in the first quarter of 1997, an increase of $903,000 or 38%. Salaries and other compensation totaled $540,000 in the first quarter of 1998, which included the costs of approximately 100 video gameroom workers and six bingo center property managers. Rent and utilities for the Company's freestanding video gamerooms and bingo centers totaled $498,000 in the first quarter of 1998. The Company is currently absorbing nearly $140,000 of rent expense per quarter for idle facilities. The Company is attempting to minimize this cost by sub-letting or converting these properties to other income-producing uses. Direct operating costs for the Company's video and bingo centers totaled $528,000 during the first quarter of 1998. Direct operating costs include video gaming parts, bingo supplies, repairs and maintenance, janitorial services, insurance, travel, and local taxes, among other expenses. Depreciation and amortization totaled $741,000 in the first quarter of 1998, more than double the first quarter of 1997 balance. This expense includes amortization of the Company's South Carolina video gaming licenses, depreciation of the Company's 750 video gaming machines and other assets, and amortization of the Company's intangible assets. General and administrative (G&A) expenses totaled $1.0 million in the first quarter of 1998 and includes the costs of the Company's corporate offices in Texas and two gaming offices in South Carolina. Approximately 55% of G&A expenses are comprised of personnel costs, with the balance comprised of costs for insurance, legal, lobbying, professional fees, telephone and travel, among others. The Company is aggressively focused on reducing costs and, through the first quarter, has taken action to reduce its annual costs by over $800,000 through workforce and salary reductions and sub-letting of idle properties.

Net other income totaled $124,000 for the first quarter of 1998 as compared to $67,000 for the first quarter of 1997. Other income for the first quarter of 1998 was primarily comprised of interest income of $181,000 on the Company's short-term investments. The Company recorded $76,000 of income tax liability in the first quarter of 1998 versus $151,000 in the first quarter of 1997. The 1998 provision primarily reflected state income tax obligations. The Company had approximately $2.2 million of tax loss carryforwards at the beginning of 1998, and does not expect to incur any significant federal income tax liability until this carryforward is depleted.

AMERICAN  BINGO  &  GAMING  CORP.

Net income for the first quarter of 1998 was $454,000, which equated to basic earnings per share of $.05 and diluted earnings per share of $.04. Net income for the first quarter of 1997 was $616,000, which equated to basic and diluted earnings per share of $.09. The number of basic Company shares outstanding totaled 9.4 million in the first quarter of 1998 as compared to 6.8 million in the first quarter of 1997. This share increase was primarily due to the Company's warrant call at the end of 1997, which increased shares outstanding by
2.3  million.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 1998, the Company had cash and cash equivalents of approximately $11.2 million, down from $11.9 million at the end of 1997. Cash declined by $761,000 during the first quarter of 1998 primarily as a result of a bingo center acquisition ($500,000), purchase of video gaming machines, licenses and other assets ($447,000), warrant financing costs ($354,000), leasehold improvements ($335,000), and payments on note and lease obligations ($305,000). These expenditures were partially offset by cash provided by operating activities of $917,000 and draws against a margin line of credit of $652,000. The Company intends to re-finance certain of its video gaming machines and other asset purchases under an equipment lease credit line.

Cash flows from operating activities totaled $917,000 in the first quarter of 1998 and were led by the Company's net income of $454,000, adjusted for non-cash costs for depreciation, gaming license amortization and intangible asset amortization of $741,000, reduced by net changes in operating assets and liabilities of ($278,000). Cash flows from operating activities in the first quarter of 1997 totaled $733,000, which was less than comparable 1998 cash flows from operating activities due to the increase in the Company's business from the addition of new bingo centers and video gaming machines since the first quarter of 1997.

Cash flows from investing activities in the first quarter of 1998 totaled ($1.7 million) and were comprised of the aforementioned expenditures for the acquisition of a bingo center, video gaming machines and licenses, and leasehold improvements to the Company's gaming and bingo properties. Cash flows from investing activities in the first quarter of 1997 totaled ($247,000), which were much lower than comparable 1998 cash flows from investing activities due to lower capital and intangible asset expenditures and investments in video gaming licenses in the first quarter of 1997.

Cash flows from financing activities in the first quarter of 1998 netted to zero and were primarily comprised of $652,000 of borrowings under a margin line of credit, offset primarily by expenditures totaling $652,000 for warrant financing costs and payments on the Company's outstanding capital lease and note obligations issued for the purchase of equipment. Cash flows from financing activities in the first quarter of 1997 totaled ($24,000), which was slightly lower than comparable 1998 cash flows from financing activities that only included payments on notes and capital leases.

Current assets totaled $13.4 million at the end of the first quarter, providing the Company with working capital of $10.8 million and a current ratio (current assets divided by current liabilities) of over 5.2. Cash and cash equivalents totaled $11.2 million at the end of the first quarter of 1998 and represented nearly half of the Company's total assets. Accounts receivable totaled $875,000 and were primarily comprised of short-term advances to video gaming route location owners. Total notes receivable, less provision for doubtful collectibility, totaled $1.1 million at March 31, 1998. Notes receivable are primarily comprised of note balances due on the Company's sale of four Florida bingo centers at the end of 1995. Total prepaid licenses of $1.2 million represent the Company's portfolio of video gaming licenses for machines in South Carolina. Video gaming parts and bingo supplies are expensed at the time of purchase; thus no inventory is recorded for operations.

AMERICAN  BINGO  &  GAMING  CORP.

Net property and equipment totaled $6.4 million at the end of the first quarter of 1998. The majority of property and equipment is comprised of video game machines (the Company had over 750 video gaming machines in operation at the end of the first quarter of 1998). Intangible assets totaled $3.2 million at the end of the first quarter of 1998 and were primarily comprised of goodwill associated with the Company's acquisition of bingo centers.

Current liabilities totaled $2.6 million and long-term liabilities totaled $1.5 million at the end of the first quarter of 1998. The majority of liabilities were comprised of $2.8 million of notes payable and capital lease obligations, primarily for the Company's acquisition of video gaming machines over the past year.

The Company had total assets of over $25.1 million and total liabilities of $4.1 million at the end of the first quarter of 1998, with shareholder equity of $20.9 million. Management believes that its current cash balances of $11.2 million, current operational cash flows, margin credit line and two equipment lease financing credit lines will support operational and expansion requirements for the next year. The Company intends to finance future expansion primarily through the use of cash, stock and notes. The Company may seek incremental financing for certain particularly lucrative acquisition opportunities. The Company intends to use a portion of its cash to repurchase its shares on a periodic basis.


PART  II  -  OTHER  INFORMATION

ITEM  5.  OTHER  EVENTS

On May 4, 1998 the Company announced that it had hired Mr. Andre Hilliou as Chief Executive Officer pursuant to a three-year employment agreement. Mr. Hilliou will also serve on the Company's Board of Directors. Mr. Hilliou, age 50, has over 28 years of experience in the gaming industry, including Chief Executive Officer and other senior management positions with Aristocrat Inc., the world's second largest gaming machine manufacturer, and Showboat Inc., a renowned international casino hotel operator.

The Company also announced on this date that it had terminated a Stock Purchase Agreement to acquire three Mississippi bingo centers from Bingo & Gaming International. The Company was uncertain whether it would have been able to continue rents on these properties that would have allowed the Company to earn a fair return on its proposed investment. The Company also announced that Mr.
Jeffrey Gilbert had resigned from the Board to allow the Company's new Chief Executive Officer to make a future appointment.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


The  Company  filed  the  following  reports  during  the first quarter of 1998:

Date                        Items  Reported               Financial Statements
----                        ---------------               -------------------
February 18, 1998  Darlington Music Company acquisition   Yes - attached to 8-K filing

March  11,  1998   Updates to South Carolina legislation  N/A affecting the video gaming industry

                                         SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                         American  Bingo  &  Gaming  Corp.

                                         May  15,  1998


                                         By:

                                         /s/    George  M.  Harrison,  Jr.
                                         ---------------------------------
                                         George  M.  Harrison,  Jr.
                                         Chairman  of  the  Board


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


                                         American  Bingo  &  Gaming  Corp.

                                         May  15,  1998


                                         By:

                                         ---------------------------------
                                         George  M.  Harrison,  Jr.
                                         Chairman  of  the  Board


                                         ----------------------
                                         John  T.  Orton
                                         Chief  Financial  Officer