Form 10QSB
period 1998-06-30
AMERICAN BINGO & GAMING CORP
filed 1998-08-14
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1998

                                       OR

[   ]  Transition  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934

Commission  file  No.  0-13530
                     ---------

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

                1440 CHARLESTON HIGHWAY,  WEST COLUMBIA, SC 29169
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (803) 796-7875
                                 --------------
                           (Issuer's telephone number)


              515 CONGRESS AVENUE, SUITE 1200,  AUSTIN, TEXAS 78701
              -----------------------------------------------------
                 (Former address of principal executive offices)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [  X  ]     NO  [  ]

As of AUGUST 14, 1998, the Issuer had 9,403,117 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  YES  [   ]     NO  [X  ]

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
                                                                             June 30, 1998
------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                 $10,685,513
    Accounts receivable                                                           832,044
    Notes receivable - current, net                                               117,108
    Prepaid expenses                                                              426,842
    Other current assets                                                           71,820
------------------------------------------------------------------------------------------
Total Current Assets                                                           12,133,327

Property and Equipment, net                                                     5,948,661

Other Assets:
    Notes receivable, net                                                       1,127,448
    Prepaid license expense                                                     2,036,694
    Intangible assets, net                                                      2,930,592
    Other non-current assets                                                      294,755
------------------------------------------------------------------------------------------
Total Other Assets                                                              6,389,489

TOTAL ASSETS                                                                  $24,471,477
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                     $ 1,793,104
    Borrowings under line of credit                                             1,489,647
    Note payable - current                                                        771,072
    Capital leases payable - current                                              419,429
------------------------------------------------------------------------------------------
Total Current Liabilities                                                       4,473,252

Long-term liabilities:
    Note payable, net                                                             997,883
    Capital leases payable, net                                                   359,491
------------------------------------------------------------------------------------------
Total Long-term Liabilities                                                     1,357,374

Stockholders' Equity:
    Preferred Stock, $.01 par value, authorized 1,000,000 shares, Issued and
      Outstanding 1,187 shares, Liquidation preference of $1,000 per share             12
    Common Stock, $.001 par value, authorized 20,000,000 shares,
      Issued and outstanding 9,570,902 shares                                       9,571
    Treasury Stock                                                               (182,915)
    Additional paid-in capital                                                 24,019,865
    Accumulated deficit                                                        (5,205,682)
------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                     18,640,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $24,471,477
=========================================================================================

See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)


For Three Months Ended June 30,                                          1998           1997
-----------------------------------------------------------------------------------------------
REVENUES:
    Video gaming                                                   $  2,407,881   $  2,440,733
     Bingo                                                            1,090,255        800,344
     Other                                                              237,961        119,147
                                                                   -------------  -------------

TOTAL REVENUES                                                        3,736,097      3,360,224


COSTS AND EXPENSES:
    Direct salaries and other compensation                              603,674        476,286
    Rent and utilities                                                1,089,525        334,500
    Direct operating costs                                            1,478,075        443,926
    Depreciation and amortization                                       845,586        359,572
    General and administrative                                        1,588,874        906,910
                                                                   -------------  -------------

TOTAL COSTS AND EXPENSES                                              5,605,734      2,521,194

-----------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                              (1,869,637)       839,030


OTHER INCOME AND EXPENSES:
    Interest income                                                     187,372         60,873
    Other income                                                            ---         21,170
    Interest and other expense                                         (104,152)       (37,500)

TOTAL OTHER INCOME AND EXPENSES                                          83,220         44,543

-----------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES                                           (1,786,417)       883,573


PROVISION FOR INCOME TAXES                                               38,500        184,956

-----------------------------------------------------------------------------------------------



NET INCOME (LOSS)                                                   ($1,824,917)  $    698,617
===============================================================================================


EARNINGS (LOSS) PER SHARE:

    Basic                                                                 ($.19)  $        .10
    Diluted                                                               ($.19)  $        .09


    Weighted average shares outstanding                               9,528,869      7,176,043
    Weighted average shares outstanding - assuming full dilution      9,528,869      7,742,668


See notes to consolidated financial statements.


AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)



For Six Months Ended June 30,                                            1998           1997
-----------------------------------------------------------------------------------------------
REVENUES:
    Video gaming                                                   $  5,007,035   $  4,818,821
     Bingo                                                            2,072,021      1,463,481
     Other                                                              374,316        186,032
                                                                   -------------  -------------

TOTAL REVENUES                                                        7,453,372      6,468,334


COSTS AND EXPENSES:
    Direct salaries and other compensation                            1,143,702        850,722
    Rent and utilities                                                1,587,927        674,074
    Direct operating costs                                            2,005,588        848,212
    Depreciation and amortization                                     1,586,201        718,272
    General and administrative                                        2,592,853      1,837,306
                                                                   -------------  -------------

TOTAL COSTS AND EXPENSES                                              8,916,271      4,928,586

-----------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                              (1,462,899)     1,539,748


OTHER INCOME AND EXPENSES:
    Interest income                                                     367,913        114,232
    Other income                                                         35,104         52,036
    Interest and other expense                                         (195,907)       (54,901)

TOTAL OTHER INCOME AND EXPENSES                                         207,110        111,367

-----------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES                                           (1,255,789)     1,651,115


PROVISION FOR INCOME TAXES                                              114,903        335,743

-----------------------------------------------------------------------------------------------



NET INCOME (LOSS)                                                   ($1,370,692)  $  1,315,372
===============================================================================================


EARNINGS (LOSS) PER SHARE:

    Basic                                                                 ($.15)  $        .19
    Diluted                                                               ($.15)  $        .18


    Weighted average shares outstanding                               9,450,966      6,984,331
    Weighted average shares outstanding - assuming full dilution      9,450,966      7,396,695


See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)



For Six Months Ended June 30,                              1998           1997
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                   ($1,370,692)  $  1,315,372

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                         1,586,201        718,272
    Non-cash write-offs and charges                       1,727,532            ---
    Changes in operating assets and liabilities, net        583,666         52,525

-----------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              $  2,526,707   $  2,086,169

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital and intangible expenditures                  (1,813,762)    (2,127,685)
    License expenditures                                 (2,067,958)      (694,030)
    Collections of notes receivable                         179,014        187,700
    Issuance of notes receivable                           (197,767)           ---

-----------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                   ($3,900,473)   ($2,634,015)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on notes                                      (413,734)       (83,814)
    Payments on capital leases                             (185,321)            --
    Proceeds from capital leases                                 --        113,667
    Proceeds from margin line of credit                   1,489,647             --
    Proceeds from issuance of common stock                   39,000             --
    Payments of warrant financing costs                    (354,422)            --
    Repurchase of common stock                             (182,971)            --
    Preferred stock conversions                            (208,674)
    Dividend payments to preferred stockholders             (61,108)            --

-----------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              $    122,417   $     29,853


NET DECREASE IN CASH                                    ($1,251,349)     ($517,993)


CASH - BEGINNING OF YEAR                               $ 11,936,862   $  1,373,057

-----------------------------------------------------------------------------------

CASH - END OF PERIOD                                   $ 10,685,513   $    855,064
===================================================================================

See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
June  30,  1998


NOTE  1  BASIS  OF  PRESENTATION


The accompanying unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its wholly-owned subsidiaries, hereafter collectively referred to as "the Company." The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and inter-company eliminations considered necessary for a fair presentation of the interim financial statements have been included. Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.


NOTE  2  PROPERTY  AND  EQUIPMENT


Property  and  Equipment  at  June  30,  1998  consists  of  the  following:
Land                                       $  189,671
Buildings and improvements                    379,342
Leasehold improvements                      2,110,204
Video gaming machines and bingo equipment   6,173,167
Equipment, furniture and fixtures             815,636
Automobiles                                   519,789
                                           ----------
                Sub-total                               10,187,809
Accumulated depreciation and amortization               (4,239,148)
                                                       ------------
Property and Equipment, net                            $ 5,948,661


NOTE  3  INTANGIBLE  ASSETS


Intangible Assets at June 30, 1998 consist of the following:
      Goodwill                                                $3,498,019
      Covenants not to compete                                   228,891
                                                              ----------
            Sub-total                                                      3,726,910
      Accumulated amortization                                              (796,318)
                                                                          -----------
      Intangible Assets, net                                              $2,930,592

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
June  30,  1998


NOTE  4  INCOME  TAXES


The Company recorded $38,500 and $114,903 of income tax liability, respectively, for the quarter and six month periods ended June 30, 1998. The Company does not expect to incur material income tax liabilities until the depletion of its accumulated tax loss carryforwards, which totaled approximately $2.2 million at the end of 1997.


NOTE  5  EARNINGS  (LOSS)  PER  SHARE


A  reconciliation  of  basic to diluted earnings (loss) per share is as follows:

Three  months  ended  June  30,                       1998                      1997
----------------------------------------  --------------------------  ----------------------
                                          Basic         Diluted       Basic       Diluted
Numerator:
----------------------------------------
  Net Income (Loss)                       ($1,824,917)  ($1,824,917)  $  698,617  $  698,617
  less Preferred Dividends                    (29,283)          ---          ---         ---
                                          ------------  ------------  ----------  ----------
Income Available to Common Shareholders   ($1,854,200)  ($1,824,917)  $  698,617  $  698,617

Denominator:
----------------------------------------
  Weighted Average Shares Outstanding       9,528,869     9,528,869    7,176,043   7,176,043
  Effect of Dilutive Securities:
      Preferred Stock                             ---           ---          ---         ---
      Stock Options and Warrants                  ---           ---          ---     566,625
                                          ------------  ------------  ----------  ----------
Weighted Average Shares Outstanding         9,528,869     9,528,869   7,176,043    7,742,668

Earnings (Loss) Per Share                       ($.19)        ($.19)  $      .10  $      .09


Six  months  ended  June  30,                        1998                      1997
----------------------------------------  --------------------------  ----------------------
                                          Basic         Diluted       Basic       Diluted
Numerator:
----------------------------------------
  Net Income (Loss)                       ($1,370,692)  ($1,370,692)  $1,315,372  $1,315,372
  less Preferred Dividends                    (61,108)          ---          ---         ---
                                          ------------  ------------  ----------  ----------
Income Available to Common Shareholders   ($1,431,800)  ($1,370,692)  $1,315,372  $1,315,372

Denominator:
----------------------------------------
  Weighted Average Shares Outstanding       9,450,966     9,450,966    6,984,331   6,984,331
  Effect of Dilutive Securities:
      Preferred Stock                             ---           ---          ---         ---
      Stock Options and Warrants                  ---           ---          ---     412,364
                                          ------------  ------------  ----------  ----------
Weighted Average Shares Outstanding         9,450,966     9,450,966    6,984,331   7,396,695

Earnings (Loss) Per Share                       ($.15)        ($.15)  $      .19  $      .18

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
June  30,  1998


NOTE  6  WRITE-OFFS  AND  CHARGES


The Company recorded approximately $2.0 million of asset write-downs, reorganization charges and other unusual items in the second quarter of 1998. The Company's new management determined that certain write-offs were necessary to reduce non-performing assets to their net realizable values. Certain charges were also taken to reflect expected losses from future lease payments on idle or unprofitable bingo properties and expected costs for the Company's recent management reorganization and corporate office relocation. Management continually reviews asset valuations. Although there can be no assurance, management does not expect to incur further material write-downs or charges in the foreseeable future.

Write-offs in the second quarter included $460,000 for leasehold improvement costs for idle or unprofitable bingo centers acquired in 1997; $204,000 for discontinued "8-Liner" gaming machines acquired in 1997; $163,000 for uncollectible bingo advances, receivables and deposits from 1997; and $100,000 for previously capitalized legal, public relations and other related costs. Charges in the second quarter included $500,000 for future rent obligations on idle or unprofitable bingo centers acquired in 1997 and $300,000 for management reorganization, legal and corporate office relocation expenses. The Company also recorded over $270,000 of costs in the second quarter for unusually high legal expenses, travel,recruiting, relocation and other operating expenses.


NOTE  7  SHAREHOLDERS'  EQUITY


The Company has issued approximately 340,000 shares since the beginning of 1998, including 205,000 shares issued for preferred stock conversions, 29,630 shares issued pursuant to acquisitions, and 33,000 shares for the exercise of employee stock options. The Company's share issuances have been partially offset by the repurchase of nearly 56,000 shares for $183,000 through a stock buyback program beginning in the second quarter. The Company's Board of Directors authorized the Company to purchase up to 1.0 million shares of its common stock in open market or privately-negotiated transactions over an unspecified period of time.


NOTE  8  CONTINGENCIES


In July of 1995 the Company acquired three Florida bingo centers from an individual (seller), and in December of 1995 the Company re-sold these three bingo centers. In June of 1997, the seller filed a lawsuit against the Company, alleging breach of contract on these purchases and default on purchase note and stock obligations per sales agreements. In July of 1997 the Company filed a counterclaim against the seller, alleging fraud, negligent representation, breach of contract and other charges related to the Company's purchase. The Company believes that the seller's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him. There can be no assurance of this result, however, and a decision against the Company could have a potentially adverse effect on the financial position and operations of the Company.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
June  30,  1998

NOTE  8  CONTINGENCIES  (CONTINUED)


In 1997 one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a legal action in the Federal U.S. District Court in Columbia, South Carolina. This action alleges various wrongful acts by the defendants, including allegations that certain of the defendants' video gaming operations in South Carolina: i) comprise a lottery, which violates the state constitution; ii) violate the state's daily net video gaming machine payout limit of $125 per player; iii) violate the state's single premise rule which only allows up to five video gaming machines per premise; and iv) violate the state's prohibition against beer and wine permit holders allowing gambling or games of chance. The plaintiffs in this action are attempting to have this action certified as a class action lawsuit. The District Judge certified questions for an advisory opinion of the South Carolina Supreme Court and oral arguments were heard by the state Supreme Court in April of 1998. The Supreme Court has not yet rendered its decision. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a materially adverse effect on the financial position and operations of the Company.

In 1997, the South Carolina Department of Revenue and the South Carolina Law Enforcement Division brought a declaratory judgment action against various organizations whose members have beer and wine permits and also offer video poker for play. The suit was also brought against certain businesses in the video poker industry. Neither the Company nor any subsidiary is a named defendant in this case. The plaintiffs have styled the case as a class action and have requested that the court declare that the South Carolina Code prohibits beer and wine from being sold at establishments that provide video poker machines for play. At issue in the case is whether a specific South Carolina statute (S.C. Code Section 61-4-580(3)) prohibits a beer and wine permit holder from also offering video poker for play. The plaintiffs have filed a motion that the case be certified as a class action and have filed a motion for summary judgment. The defendants are vigorously defending the case. If this case were to be decided in favor of the Department of Revenue, it would likely have a material adverse effect on the financial position and operations of the Company. The Company continues to monitor all legislative and judicial developments which may affect the Company.

Additionally, on June 30, 1998, the South Carolina Department of Revenue announced that as of August 1, 1998, it would no longer allow beer and wine permits at any location which also offers video poker, based on its interpretation of the South Carolina statute noted above. However, in two separate state court cases, two state Circuit Court judges have entered injunctions prohibiting the Department of Revenue from enforcing its interpretation of the South Carolina statute at issue at the current time. It is currently anticipated that neither court will issue a final decision on this issue for several weeks. If this issue were to be decided in favor of the Department of Revenue, it would likely have a material adverse effect on the financial position and operations of the Company.

NOTE  9  LINE OF CREDIT

The Company has a margin line of credit with Merrill Lynch and had borrowed nearly $1.5 million against this line as of June 30, 1998. The Company can borrow up to 50% of its marginable investments held with Merrill Lynch on this line, which bears interest at the U.S. prime rate, which was 8.5% at June 30, 1998.

                                       8
AMERICAN  BINGO  &  GAMING  CORP.

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

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended December 31, 1997 and December 31, 1996; the Company's Form 10-QSB for the quarters ended March 31, 1997, June 30, 1997, September 30, 1997 and March 31, 1998; and the consolidated financial statements and related notes, for the periods ended June 30, 1998, found elsewhere in this report. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to, statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the impact of government regulation and taxation, customer attendance and spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 1997 Annual Report on Form 10-KSB.

RESULTS  OF  OPERATIONS

(Note: 1997 results have been restated to incorporate 1997 pooled transactions). The Company generated consolidated revenues of over $3.7 million during the second fiscal quarter of 1998, ended June 30, 1998, as compared to $3.4 million in the comparable period of the prior fiscal year, representing an increase of $376,000 or 11%. Revenues were led by video gaming operations, which produced $2.4 million or 64% of total revenues for the second quarter of 1998. Bingo rental and other revenues totaled $1.3 million or 36% of revenues for the second quarter of 1998. Approximately 78% of second quarter 1998 revenues were generated in South Carolina, with 11% in Alabama and 11% in Texas. The year-over-year revenue increase was due to increases in bingo/other revenues of $409,000. Bingo/other revenues increased primarily due to the Company's opening of new South Carolina bingo centers in the second and third quarters of 1997 and the acquisition of a bingo center in Texas in the first quarter of 1998.

Revenues for the first fiscal half of 1998 totaled $7.5 million, as compared to $6.5 million in the comparable period of the prior fiscal year, an increase of 15%. Year-to-date revenues were again led by video gaming operations, which comprised 67% of total first half 1998 revenues. The $985,000 increase in first half 1998 revenues was primarily driven by increased revenues from bingo/other revenues.

Total costs and expenses were $5.6 million in the second quarter of 1998 versus $2.5 million in the second quarter of 1997, an increase of $3.1 million or 122%. Direct salaries and other compensation totaled $604,000 in the second quarter of 1998, which included the costs of gameroom workers and bingo center property managers. Rent and utilities for the Company's freestanding video gamerooms and bingo centers totaled $1.1 million in the second quarter of 1998, including a reserve of $500,000 for future rents on idle or unprofitable bingo properties, which are currently costing the Company approximately $140,000 per quarter. The Company is attempting to minimize these costs by canceling idle property leases or sub-letting or converting these properties to other income-producing uses. Direct operating costs for the Company's video and bingo centers totaled $1.5 million during the second quarter of 1998, including write-offs of $927,000 for non-performing assets. Direct operating costs normally include video gaming parts, bingo supplies, repairs and maintenance, janitorial services, insurance, travel, and local taxes, among other expenses.

                                       9
AMERICAN  BINGO  &  GAMING  CORP.

Depreciation and amortization
totaled $846,000 in the second quarter of 1998, more than double the second quarter of 1997 balance, due to a near doubling of the number of gaming machines under operation and an increase in bingo centers during this period. Depreciation and amortization expense includes the amortization of the Company's South Carolina video gaming licenses, depreciation of the Company's video gaming machines and other assets, and amortization of the Company's intangible assets. General and administrative (G&A) expenses totaled $1.6 million in the second quarter of 1998, including nearly $300,000 for reorganization and relocation reserves and over $200,000 of abnormally high legal, travel, marketing and accounting costs. Total costs and expenses were $8.9 million for the first half of 1998 versus $4.9 million in the first half of 1997, an increase of 81%, primarily led by the aforementioned write-offs and charges.

                                       10
AMERICAN  BINGO  &  GAMING  CORP.

The Company's increased costs and expenses for the second quarter of 1998 included nearly $2.0 million of asset write-downs, reorganization charges and other unusual items (See Note 6). Management has elected to write down various assets by over $927,000 in accordance with its expectation of reduced future returns from these assets. These write-downs include $460,000 for the write-off of leasehold improvements made to idle and/or unprofitable South Carolina bingo properties acquired in 1997; $204,000 for the write-off of discontinued "8-Liner" gaming machines; $163,000 for uncollectible bingo advances, receivables and deposits; and $100,000 for previously capitalized costs. The Company's reorganization charges include $500,000 of accruals for lease payments on unprofitable, idle bingo properties acquired in 1997. The Company intends to cancel certain of these leases where possible and sub-lease or re-negotiate lower future rental payments on the other properties, but there can be no assurance of the Company's success in these endeavors. The Company's reorganization charges also include $300,000 of accruals for legal expenses and relocation costs associated with the reorganization and relocation of the Company's corporate offices from Texas to South Carolina. The Company also incurred over $270,000 of unusually high legal, travel, accounting, marketing and other operating expenses in the second quarter. Although there can be no assurance, management does not expect to incur further material asset write-downs or reorganization costs in the foreseeable future.

Management has been aggressively focused on reducing G&A and other costs and has taken action over the past three months to reduce costs by approximately $2.0 million per year through workforce downsizing, officer and management salary cuts and other expense reductions. The Company realized a small portion of these expense reductions beginning in the second quarter of 1998, and expects to begin recognizing the full financial benefit of these savings beginning in the third quarter of 1998.

Net other income totaled $83,000 for the second quarter of 1998 as compared to $45,000 for the second quarter of 1997. Net other income totaled $207,000 for the first half of 1998 as compared to $111,000 for the first half of 1997. The Company's other income is primarily comprised of interest income on its short-term investments, less interest costs on equipment leases and notes.

The Company recorded $39,000 of income tax liability in the second quarter of 1998 versus $185,000 in the second quarter of 1997. Income taxes totaled $115,000 for the first half of 1998 as compared to $336,000 for the first half of 1997. The majority of the Company's recognized tax expense is attributable to state income tax obligations. The Company had approximately $2.2 million of tax loss carryforwards at the beginning of 1998, and does not expect to incur any significant federal income tax liability until this carryforward is depleted.

Net loss for second quarter of 1998 was ($1.8) million, which equated to a basic and fully-diluted loss per share of ($.19). Net income for the second quarter of 1997 was $699,000, which equated to basic earnings per share of $.10 and diluted earnings per share of $.09. Net income for the second quarter of 1998 decreased from 1997 due primarily to the aforementioned charges and write-offs.

                                       11
AMERICAN  BINGO  &  GAMING  CORP.

Net loss for the first half of 1998 was ($1.4) million, which equated to a basic and fully-diluted loss per share of ($.15). Net income for the first half of 1997 was $1.3 million, which equated to basic earnings per share of $.19 and diluted earnings per share of $.18. Net income for the first half of 1998 decreased from 1997 due primarily to the aforementioned charges and write-offs. The number of Company shares outstanding totaled 9.6 million at the end of the second quarter of 1998 as compared to 7.2 million at the end of the second quarter of 1997. This share increase was primarily due to the Company's warrant call at the end of 1997, which increased shares outstanding by 2.3 million.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 1998, the Company had cash and cash equivalents of approximately $10.7 million, down from $11.9 million at the end of 1997. Cash declined $1.2 million during the first half of 1998 primarily as a result of the purchase of video gaming machines licenses of $2.1 million. The Company pays $4,000 for a two-year video gaming license in South Carolina, and such licenses are renewable at the end of each May. This license renewal timetable requires a major investment of the Company's cash each year at this time. The Company also invested $1.8 million in the addition of new video gaming machines, finish out of corporate offices and two bingo centers in South Carolina, and the acquisition of a bingo center in Texas during the first half of 1998. The cost of the Company's investments in video gaming licenses and new assets was primarily financed by cash generated by operations of $2.5 million and borrowings of $1.5 million under the Company's margin credit line.

Cash provided by operating activities totaled $2.5 million in the first half of 1998. These non-cash flows were comprised of the Company's net loss of ($1.4 million), adjusted for: non-cash write-offs and charges of $1.7 million; depreciation, gaming license amortization and intangible asset amortization of $1.6 million; and net changes in operating assets and liabilities of $584,000. Cash provided by operating activities in the first half of 1997 totaled $2.1 million, which was less than comparable 1998 cash provided by operating activities due to a reduction in the Company's working capital.

Cash used in investing activities in the first half of 1998 totaled ($3.9 million) and was primarily comprised of the aforementioned expenditures for video gaming licenses, leasehold improvements, and the acquisition of a bingo center. Cash used in investing activities in the first half of 1997 totaled ($2.6 million), which was lower than comparable 1998 cash used in investing activities primarily due to the Company's increased investment in video gaming licenses.

Cash provided by financing activities in the first half of 1998 totaled $122,000 and was primarily comprised of $1.5 million of borrowings under the Company's margin line of credit, reduced by note and lease payments ($599,000), warrant financing costs ($354,000), payments to preferred shareholders for stock conversions and dividends ($270,000), and repurchase of Company stock
($183,000). Cash provided by financing activities in the first half of 1997 totaled $30,000.

Current assets totaled $12.1 million at the end of the second quarter of 1998, providing the Company with working capital of $7.7 million. Cash and cash equivalents totaled $10.7 million at the end of the second quarter of 1998 and represented nearly 44% of the Company's total assets. Accounts receivable totaled $832,000 and were primarily comprised of short-term advances to video gaming route location owners. Total notes receivable, less provision for doubtful collectibility, totaled $1.2 million at June 30, 1998. Notes receivable are primarily comprised of note balances due on the Company's sale of four Florida bingo centers at the end of 1995. Total prepaid licenses of $2.0 million represent the Company's portfolio of video gaming licenses for machines in South Carolina. Video gaming parts and bingo supplies are expensed at the time of purchase; thus no inventory is recorded for operations.

                                       12
AMERICAN  BINGO  &  GAMING  CORP.

Net property and equipment totaled $5.9 million at the end of the second quarter of 1998. The majority of property and equipment is comprised of video gaming machines. Net intangible assets totaled $2.9 million at the end of the second quarter of 1998 and were primarily comprised of goodwill associated with the Company's acquisition of bingo centers.

Current liabilities totaled $4.5 million and long-term liabilities totaled $1.4 million at the end of the second quarter of 1998. The majority of liabilities were comprised of notes payable, capital lease obligations and the Company's borrowings on its margin credit line. The Companies line of credit allows the Company to borrow up to 50% of its marginable investments held with Merrill Lynch, and bears interest at the U.S. Prime rate, which was 8.5% at June 30, These borrowings were primarily to finance the Company's acquisition of video gaming machines and licenses and other asset additions over the past six months.

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

The Company had total assets of $24.5 million and total liabilities of $5.8 million at the end of the second quarter of 1998, with shareholder equity of $18.6 million. Management believes that its current cash balances of $10.7 million, current operational cash flows, margin credit line and two equipment lease financing credit lines will support operational and expansion requirements for the next year. The Company intends to finance future expansion primarily through the use of cash, stock and notes, and may seek incremental financing for attractive acquisition opportunities. The Company intends to use a portion of its cash to repurchase its common shares on a periodic basis. The Company repurchased nearly 56,000 common shares in the second quarter of 1998.

Year 2000 Issue

Management has conducted a comprehensive review of its computer systems to identify potential problems that could be caused by the Year 2000 Problem. This issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Such programs may recognize a date using "00" as the year rather than the year 2000, which could result in a system failure or miscalculation. Management currently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems nor will result in significant costs to become Year 2000 compliant. However, if the Company's computer systems were subject to undetected system failures or operational problems resultant from the Year 2000 Problem, it could have a potentially material impact on the Company.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

For a discussion of material pending legal proceedings, see Note 8 to the unaudited Consolidated Financial Statements included in Part I hereof, which
Note  8  is  incorporated  herein  by  reference.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On August 4, 1998, the Company's Board of Directors adopted a Rights Agreement and declared a dividend of one Right for each outstanding share of common stock of the Company. For additional information regarding the Rights Agreement and the Rights, see the discussion provided in Part II, Item 5 hereof.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its Annual Meeting of Shareholders on June 5, 1998, at which meeting all six of management's nominees for the Board of Directors were elected to serve one year terms. The individuals elected were: Randall J. Fein, receiving 7,134,128 votes for and 1,533,171 votes against or withheld, with no votes abstaining; G. George Fox, receiving 7,134,128 votes for and 1,533,171 votes against or withheld, with no votes abstaining; George M. Harrison, Jr., receiving 8,622,874 votes for and 44,425 votes against or withheld, with no votes abstaining; Andre M. Hilliou, receiving 8,623,474 votes for and 43,825 votes against or withheld, with no votes abstaining; Michael W. Mims, receiving 8,623,474 votes for and 43,825 votes against or withheld, with no votes abstaining; and L. Gregory Wilson, receiving 7,115,628 votes for and 1,551,671 votes against or withheld, with no votes abstaining. All six of these persons served on the Board of Directors prior to their election at the Annual Meeting, and following the election these six persons constituted the Board of Directors of the Company. At the Annual Meeting, the shareholders also voted to ratify the appointment of King Griffin & Adamson P.C. as the Company's auditors for 1998, with such matter receiving 8,597,412 votes for and 20,429 votes against or withheld, and 49,458 votes abstaining.


                                       13
AMERICAN  BINGO  &  GAMING  CORP.

ITEM  5.  OTHER  INFORMATION

On August 4, 1998 the Company's Board of Directors authorized the issuance of one right (a "Right") with respect to each outstanding share of the Company's common stock to holders of record of the common stock as of the close of business on August 24, 1998, such dividend to be paid as of the close of business on August 24, 1998. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") dated as of August 4, 1998 between the Company and American Stock Transfer & Trust Company as Rights Agent. The description of the Rights contained in Item 1 of the Company's Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on August 13, 1998, is incorporated herein by reference.

Any shareholder of the Company who intends to present a proposal at the 1999 Annual Meeting of Shareholders, which proposal is not included in the Company's Proxy Statement, must deliver notice of such proposal to the Company no later than sixty days prior to the date of the 1999 Annual Meeting. If the proposing shareholder fails to deliver notice of such proposal to the Company by such date, then the person or persons designated as proxies in connection with the Company's solicitation of proxies shall have the discretionary voting authority to vote on such matter, in accordance with their judgment, the shares of the Company's Common Stock represented by the proxy cards received by the Company when such proposal is presented at the 1999 Annual Meeting. Any such notice of a shareholder proposal must be made in writing addressed to Richard M. Kelley, American Bingo & Gaming Corp., 1440 Charleston Highway, West Columbia, South Carolina 29169. At this time, the Board of Directors has not set the date for the 1999 Annual Meeting; however, the Board expects to have the date set prior to the filing of the Form 10-QSB for the quarter ended September 30, 1998. The Company intends to disclose the date of the 1999 Annual Meeting in the September 30, 1998 Form 10-QSB with a clarification of the deadline for shareholders to submit proposals as discussed above.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

 (a)  Exhibits.

      3.1        Certificate of Incorporation of the Company dated September 8, 1994, as amended October 17,
                 1994 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1994), and amended July 31, 1997 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 filed on
                 September 22, 1997), and amended August 13, 1998.
     3.2         Amended and Restated Bylaws of the Company.
     10.1        1994 Amended Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 of the
                 Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).
     10.2        1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.11 of the Annual
                 Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).
     10.3        1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 of the Annual
                 Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).


     10.4        1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Annual
                 Report on Form 10-KSB filed by the Company for the year ended December 31, 1995.
     10.5        Amended and Restated 1997 Employee Stock Option Plan.
     10.6        Agreement and Plan of Reorganization dated August 13, 1997, by and among the Company,
                 Gold Strike Acquisition Corporation, Gold Strike, Inc. and Michael W. Mims.
     10.7        Agreement and Plan of Reorganization dated November 12, 1997, by and among the Company,
                 Darlington Music Acquisition Corporation, Darlington Music Co., Inc. and George M.
                 Harrison, Jr., Thomas M. Harrison and William W. Harrison.
     10.8        Employment Agreement with L. Gregory Wilson dated September 10, 1996 (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996).
     10.9        Employment Agreement with Courtland L. Logue, Jr., dated September 10, 1996 (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996).
     10.10       Employment Agreement with John Richard Henry dated August 1, 1997.
     10.11       Employment Agreement dated October 29, 1996 with John T. Orton (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1996), as amended April 10, 1998.
     10.12       Employment Agreement dated September 24, 1997 with Michael W. Mims, as amended July
                 27, 1998.
     10.13       Employment Agreement dated December 18, 1997 with George M. Harrison, Jr., as amended
                 February 25, 1998 and as further amended July 27, 1998.
     10.14       Employment Agreement dated April 30, 1998 with Andre  Marc Hilliou.
     10.15       Employment Agreement dated June 19, 1998 with Richard M. Kelley.
     10.16       Severance Agreement dated February 8, 1998 with Courtland L. Logue, Jr.
     10.17       Mutual Release and Settlement Agreement dated July 24, 1998 with L. Gregory Wilson
                 (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the
                 Company on August 4, 1998).
     10.18       Severance Agreement dated July 24, 1998 with L. Gregory Wilson (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Company on August 4, 1998).
     10.19       Promissory Note and Security Agreement dated June 4, 1998 with Michael W. Mims.
     10.20       Promissory Note dated February 24, 1998, with George M. Harrison, Jr.
     10.21       Settlement Agreement dated January 27, 1997 with the State of Florida.


     10.22       Rights Agreement dated August 4, 1998, between the Company and American Stock Transfer &
                 Trust Company (incorporated by reference to Exhibit 1 of the Registration Statement on Form 8-
                 A filed by the Company on August 13, 1998).
     27.1        Financial Data Schedule (for SEC use only).
     27.2        Restated Financial Data Schedule for Six Months Ended June 30, 1996 (for SEC use only).
     27.3        Restated Financial Data Schedule for Six Months Ended June 30, 1997 (for SEC use only).
     99.1        Description of the Rights to Purchase Preferred Stock (incorporated by reference to Item 1 on pages 2 through 4 of the Registration Statement on Form 8-A filed by the Company on August
                 13, 1998).

(b)     Reports  on  Form  8-K.

During the quarter ended June 30, 1998, the Company filed one report on Form 8-K. On May 4, 1998, the Company filed a Form 8-K to report the following Item 5 events: (i) that Andre M. Hilliou had been hired as the Company's Chief Executive Officer and that he would serve on the Board of Directors, and (ii) that the Company had terminated a proposed acquisition of certain bingo halls located in Mississippi. In addition, the Form 8-K reported as an Item 6 event that Jeffrey Gilbert had resigned from the Board of Directors and that there were no disagreements between the Company and Mr. Gilbert.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   American  Bingo  &  Gaming  Corp.

                                   August  14,  1998


                                   By:

                                   /s/  Andre  M.  Hilliou
                                   -----------------------
                                   Andre  M.  Hilliou
                                   Chairman  of  the  Board,  President
                                   and  Chief  Executive  Officer



                                   /s/  Richard  M.  Kelley
                                   ------------------------
                                   Richard  M.  Kelley
                                   Vice  President,  Chief  Financial  Officer,
                                   Treasurer  and  Secretary



                                         INDEX TO EXHIBITS

EXHIBIT                                                                                 SEQUENTIAL
NUMBER     DESCRIPTION                                                                  PAGE NUMBER
           ---------------------------------------------------------------------------  -----------
3.1        Certificate  of  Incorporation  of  the Company dated September 8, 1994, as amended October 17,  1994  (incorporated by reference to Exhibit 3.1 of the
           Annual  Report  on  Form 10-KSB  filed  by  the  Company for the year ended
           December 31, 1994), and amended  July 31,  1997  (incorporated by reference to Exhibit 4.1 of  the  Company's  Registration Statement on Form S-3 filed on September 22, 1997), and amended August 13, 1998.
3.2        Amended and Restated Bylaws of the Company.
10.1       1994  Amended  Employee  Stock  Option  Plan  (incorporated by reference to
           Exhibit  10.10  of  the  Annual  Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).
10.2       1995  Employee  Stock  Option  Plan  (incorporated  by reference to Exhibit
           10.11 of  the  Annual  Report  on  Form 10-KSB filed by the Company for the year ended December 31, 1994).
10.3       1995 Employee  Stock  Purchase  Plan  (incorporated by reference to Exhibit
           10.12 of  the  Annual  Report  on  Form 10-KSB filed by the Company for the year ended December 31, 1994).
10.4       1996 Employee  Stock  Option  Plan  (incorporated  by  reference to Exhibit
           10.15 of  the  Annual  Report  on  Form 10-KSB filed by the Company for the year ended December 31, 1995).
10.5       Amended and Restated 1997 Employee Stock Option Plan.
10.6       Agreement  and  Plan  of  Reorganization  dated  August 13,  1997,  by  and among the Company,  Gold  Strike Acquisition Corporation, Gold Strike, Inc.
           and Michael W. Mims.
10.7       Agreement  and  Plan  of  Reorganization  dated  November  12, 1997, by and among  the  Company,  Darlington  Music Acquisition Corporation, Darlington
           Music Co., Inc.  and  George  M.  Harrison,  Jr.,  Thomas M.  Harrison  and
           William W. Harrison.
10.8       Employment  Agreement  with  L.  Gregory  Wilson  dated  September 10, 1996
           (incorporated  by  reference  to Exhibit 10.16 of the Annual Report on Form
           10-KSB  filed  by  the  Company  for  the  year  ended  December 31, 1996).
10.9       Employment  Agreement  with  Courtland  L.  Logue, Jr., dated September 10,
           1996 (incorporated by reference to Exhibit 10.16 of the  Annual  Report  on
           Form  10-KSB  filed  by  the Company for the year ended December 31, 1996).
10.10      Employment Agreement with John Richard Henry dated August 1, 1997.
10.11      Employment  Agreement  dated  October  29,  1996  with  John  T.  Orton
           (incorporated  by  reference  to Exhibit 10.16 of the Annual Report on Form
           10-KSB  filed  by  the  Company  for the  year ended December 31, 1996), as amended April 10, 1998.
10.12      Employment  Agreement  dated  September  24,  1997  with  Michael  W. Mims, as amended July 27, 1998.
10.13      Employment  Agreement  dated  December  18,  1997  with  George  M.
           Harrison,  Jr.,  as  amended  February 25, 1998 and as further amended July
           27, 1998.
10.14      Employment  Agreement  dated  April  30,  1998  with  Andre  Marc  Hilliou.
10.15      Employment Agreement dated June 19, 1998 with Richard M. Kelley.
10.16      Severance Agreement dated February 8, 1998 with Courtland L. Logue, Jr.
10.17      Mutual  Release  and  Settlement  Agreement  dated  July  24,  1998 with L.
           Gregory  Wilson  (incorporated  by reference to Exhibit 99.2 of the Current
           Report  on  Form 8-K filed by the Company on August 4, 1998).
10.18      Severance  Agreement  dated  July  24,  1998  with  L.  Gregory  Wilson
           (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-
           K filed by the Company on August 4, 1998).
10.19      Promissory  Note  and  Security  Agreement  dated June 4, 1998 with Michael
           W. Mims.
10.20      Promissory Note dated February 24, 1998, with George M. Harrison, Jr.
10.21      Settlement Agreement dated January 27, 1997 with the State of Florida.
10.22      Rights  Agreement  dated  August  4,  1998,  between  the  Company  and
           American Stock Transfer & Trust Company (incorporated by reference to
           Exhibit 1 of the Registration Statement on Form 8-A filed by the Company on August 13, 1998).
27.1       Financial Data Schedule (for SEC use only).
27.2       Restated Financial Data Schedule for Six Months Ended June 30, 1996 (for
           SEC use only).
27.3       Restated Financial Data Schedule for Six Months Ended June 30, 1997 (for
           SEC use only).
99.1       Description of the Rights to Purchase Preferred Stock (incorporated by reference to Item 1 on pages 2 through 4 of the Registration Statement on
           Form 8-A filed by the Company on August 13, 1998).