Form 10QSB
period 1998-09-30
AMERICAN BINGO & GAMING CORP
filed 1998-11-12
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1998

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


                                       N/A
                                       ---
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [  X  ]     NO  [  ]

As of October 29, 1998, the Issuer had 9,489,877 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  YES  [   ]     NO  [X  ]

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)

September 30, 1998
-----------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                  $ 6,421,643
    Accounts receivable                                                          1,221,547
    Notes receivable - current, net ($81,999 to related parties)                   298,496
    Prepaid License expense - current                                            1,569,392
    Prepaid expenses                                                               556,535
-----------------------------------------------------------------------------  -----------
Total Current Assets                                                            10,067,613

Property and Equipment, net                                                      5,887,978

Other Assets:
    Notes receivable - long term, net ($468,654 to related parties)              1,020,720
    Prepaid license expense, net of current portion                                186,262
    Intangible assets, net                                                       2,795,889
    Other non-current assets                                                       315,590
-----------------------------------------------------------------------------  -----------
Total Other Assets                                                               4,318,461

TOTAL ASSETS                                                                   $20,274,052
=============================================================================  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                      $   520,763
    Note payable - current                                                         674,858
-----------------------------------------------------------------------------
    Capital leases payable - current                                               416,493
-----------------------------------------------------------------------------  -----------
Total Current Liabilities                                                        1,612,114

Long-term Liabilities:
    Note payable, net of current portion                                           851,854
    Capital leases payable, net of current portion                                 225,855
-----------------------------------------------------------------------------  -----------
Total Long-term Liabilities                                                      1,077,709

Stockholders' Equity:
    Preferred stock, $.01 par value, authorized 1,000,000 shares, issued and
      outstanding 300 shares, liquidation preference of $1,000 per share                 3
    Common stock, $.001 par value, authorized 20,000,000 shares,
      issued 9,849,177 shares                                                        9,849
    Additional paid-in-capital                                                  23,420,873
    Treasury stock - 359,300 shares                                             (1,075,296)
    Accumulated deficit                                                         (4,771,200)
-----------------------------------------------------------------------------  -----------
Total Stockholders' Equity                                                      17,584,229

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $20,274,052
=============================================================================  ===========

See  notes  to  consolidated  financial  statements.                           1

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

Three Months Ended September 30,                                     1998         1997
----------------------------------------------------------------  -----------  -----------
REVENUES:
    Video gaming                                                  $2,551,380   $2,458,407
    Bingo                                                          1,446,919      839,094
    Other                                                            285,496      145,410
                                                                  -----------  -----------

TOTAL REVENUES                                                     4,283,795    3,442,911


COSTS AND EXPENSES:
    Direct salaries and other compensation                           693,953      558,210
    Rent and utilities                                               554,483      460,161
    Direct operating costs                                           691,768      403,048
    Depreciation, amortization and license expense                   915,541      372,767
    General and administrative                                       926,520      947,194
                                                                  -----------  -----------

TOTAL COSTS AND EXPENSES                                           3,782,265    2,741,380
----------------------------------------------------------------  -----------  -----------


OPERATING INCOME                                                     501,530      701,531


OTHER INCOME AND EXPENSES:
    Interest income                                                   50,684       52,052
    Other income                                                      34,429        3,707
    Interest and other expense                                       (95,856)     (29,032)
                                                                  -----------  -----------

TOTAL OTHER INCOME AND EXPENSES                                      (10,743)      26,727
----------------------------------------------------------------  -----------  -----------


INCOME BEFORE TAXES                                                  490,787      728,258


PROVISION FOR INCOME TAXES                                           111,450       10,899
----------------------------------------------------------------  -----------  -----------




NET INCOME                                                        $  379,337   $  717,359
================================================================  ===========  ===========


EARNINGS PER SHARE:

    Basic                                                         $      .04   $      .10
    Diluted                                                       $      .04   $      .08


    Weighted average shares outstanding                            9,325,499    7,283,043
    Weighted average shares outstanding - assuming full dilution   9,878,404    8,773,255

See  notes  to  consolidated  financial  statements.                           2

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

Nine Months Ended September 30,                                        1998         1997
-----------------------------------------------------------------  ------------  -----------
REVENUES:
    Video gaming                                                   $ 7,597,009   $7,277,229
    Bingo                                                            3,519,940    2,302,574
    Other                                                              620,217      331,442
                                                                   ------------  -----------

TOTAL REVENUES                                                      11,737,166    9,911,245


COSTS AND EXPENSES:
    Direct salaries and other compensation                           1,840,454    1,393,229
    Rent and utilities                                               2,142,412    1,134,235
    Direct operating costs                                           2,484,620    1,266,965
    Depreciation, amortization and license expense                   2,507,641    1,091,039
    General and administrative                                       3,519,188    2,784,499
                                                                   ------------  -----------

TOTAL COSTS AND EXPENSES                                            12,494,315    7,669,967
-----------------------------------------------------------------  ------------  -----------


OPERATING INCOME (LOSS)                                               (757,149)   2,241,278


OTHER INCOME AND EXPENSES:
    Interest income                                                    351,573      166,284
    Other income                                                       148,327       55,743
    Interest and other expense                                        (507,754)     (83,934)
                                                                   ------------  -----------

TOTAL OTHER INCOME AND EXPENSES                                         (7,854)     138,093
-----------------------------------------------------------------  ------------  -----------


INCOME (LOSS) BEFORE TAXES                                            (765,003)   2,379,371


PROVISION FOR INCOME TAXES                                             226,352      148,984
-----------------------------------------------------------------  ------------  -----------




NET INCOME (LOSS)                                                    ($991,355)  $2,230,387
=================================================================  ============  ===========

EARNINGS (LOSS) PER SHARE:

    Basic                                                                ($.12)  $      .31
    Diluted                                                              ($.12)  $      .29


    Weighted average shares outstanding                              9,207,403    7,085,223
    Weighted average shares outstanding - assuming full dilution     9,207,403    7,710,779

See  notes  to  consolidated  financial  statements.                           3

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

Nine Months Ended September 30,                                    1998          1997
-------------------------------------------------------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                            ($991,355)  $ 2,230,387

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation, amortization and license expense               2,507,641     1,091,039
    Non-cash write-offs and charges                              1,170,698           ---
    Changes in operating assets and liabilities, net            (1,112,817)     (584,685)
-------------------------------------------------------------  ------------  ------------


NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,574,167     2,736,741

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital and intangible expenditures                         (1,792,385)   (1,746,374)
    Acquisition of subsidiary                                     (500,000)          ---
    License expenditures                                        (2,221,417)   (1,952,543)
    Collection of notes receivable                                 214,587       109,727
    Issuance of notes receivable                                  (308,000)      (25,000)
    Other non-current assets                                        33,133       276,432
-------------------------------------------------------------  ------------  ------------


NET CASH USED IN INVESTING ACTIVITIES                           (4,574,082)   (3,337,758)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from notes payable                                        ---       438,042
    Payments on notes and leases                                  (577,870)     (625,280)
    Issuances under employee stock option and purchase plans        43,560       437,524
    Proceeds from issuance of preferred stock                          ---     1,829,900
    Payments of warrant financing costs                            (10,323)          ---
    Repurchase of common stock                                  (1,075,296)          ---
    Cash paid in connection with preferred stock conversions      (812,365)          ---
    Dividend payments to preferred stockholders                    (83,010)          ---
    Owner withdrawals from acquired businesses                         ---      (614,939)
-------------------------------------------------------------  ------------  ------------


NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES           (2,515,304)    1,465,247

NET INCREASE / (DECREASE) IN CASH                               (5,515,219)      864,230

CASH - BEGINNING OF YEAR                                        11,936,862     1,373,057
-------------------------------------------------------------  ------------  ------------

CASH - END OF PERIOD                                           $ 6,421,643   $ 2,237,287
=============================================================  ============  ============

See  notes  to  consolidated  financial  statements.                           4

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
SEPTEMBER  30,  1998

--------------------------------------------------------------------------------
NOTE  1  PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION
--------------------------------------------------------------------------------


The accompanying unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its wholly owned subsidiaries, hereafter collectively referred to as "the Company". The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments and inter-company eliminations considered necessary for a fair presentation of the interim financial statements have been included. Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.


--------------------------------------------------------------------------------
NOTE  2  PROPERTY  AND  EQUIPMENT
--------------------------------------------------------------------------------


Property  and  Equipment  at  September  30,  1998  consists  of  the following:
     Land                                             $   189,671
     Buildings  and  improvements                         379,342
     Leasehold  improvements                            2,244,771
     Video  gaming  machines  and  bingo  equipment     6,297,548
     Equipment,  furniture  and  fixtures                 874,984
     Automobiles                                          302,425
                                                       ----------
                     Sub-total                                      10,288,741
     Accumulated  depreciation  and  amortization                   (4,400,763)
                                                                    -----------
     Property  and  Equipment,  net                                 $5,887,978
                                                                    ===========


--------------------------------------------------------------------------------
NOTE  3  INTANGIBLE  ASSETS
--------------------------------------------------------------------------------


Intangible  Assets  at  September  30,  1998  consist  of  the  following:
     Goodwill                     $3,387,019
     Covenants  not  to  compete     228,891
                                  ----------
            Sub-total                          3,615,910
     Accumulated  amortization                  (820,021)
                                               -----------
     Intangible  Assets,  net                 $2,795,889
                                               ===========

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
SEPTEMBER  30,  1998


--------------------------------------------------------------------------------
NOTE  4  INCOME  TAXES
--------------------------------------------------------------------------------


The Company recorded approximately $111,000 and $226,000 of income tax expense, respectively, for the three and nine month periods ended September 30, 1998. The Company does not expect to incur material income tax liabilities until the depletion of its accumulated federal income tax loss carryforwards, which totaled approximately $2.2 million at the end of 1997.


--------------------------------------------------------------------------------
NOTE  5  WRITE-OFFS  AND  CHARGES
--------------------------------------------------------------------------------


The Company recorded approximately $2.0 million of asset write-downs, reorganization charges, reserves for future losses for idle or unprofitable bingo centers and other unusual items in the second quarter of 1998. The
Company's new management determined that certain write-offs and reserves were necessary to reduce non-performing assets to their net realizable values.

Third quarter expenses incurred of $190,000 for management reorganizations and $121,000 of rent expense were applied against the established reserves. There were no significant asset write-downs, charges, or other unusual items in the third quarter of 1998. Although there can be no assurance, management does not expect to incur further material write-downs or charges in the foreseeable future.


--------------------------------------------------------------------------------
NOTE  6  SHAREHOLDERS'  EQUITY
--------------------------------------------------------------------------------


The Company has issued approximately 562,000 shares since the beginning of 1998, including 427,000 shares issued for preferred stock conversions. The Company's share issuances have been partially offset by the repurchase of 359,300 common shares for $1,075,296 through its stock buyback program, which began in the second quarter of 1998. The Company's Board of Directors authorized the Company to purchase up to 1.0 million shares of its common stock in open market or privately-negotiated transactions over an unlimited period of time.



--------------------------------------------------------------------------------
NOTE  7  LINE  OF  CREDIT
--------------------------------------------------------------------------------


The Company has a margin line of credit with Merrill Lynch which allows the Company to borrow up to 50% of its marginable investments held with Merrill Lynch on this line. During the third quarter of 1998, the Company sold all but $8,000 of the marginable investments previously held with Merrill Lynch and the line of credit borrowings previously exercised by the Company have been completely satisfied.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
SEPTEMBER  30,  1998


--------------------------------------------------------------------------------
NOTE  8  EARNINGS  (LOSS)  PER  SHARE
--------------------------------------------------------------------------------


In accordance with Statement of Financial Accounting Standards - 128 Earnings per share, basic earnings per share is computed by dividing net income less preferred dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of common stock equivalents and other potentially dilutive securities, thus, stock options, warrants, and preferred share conversions, where dilutive, are included in the computation of diluted earnings per share. All previously reported earnings per share amounts have been restated to comply with the provisions of SFAS - 128. The Company sustained a loss from operations for the nine month period ended September 30, 1998, therefore, in accordance with SFAS 128, diluted earnings per share are computed in the same manner as basic earnings per share. A reconciliation of basic to diluted earnings (loss) per share is as follows:

THREE MONTHS ENDED SEPTEMBER 30,                             1998                      1997
-----------------------------------------------  ----------------------------  ----------------------
Basic                                               Diluted         Basic       Diluted
Numerator:
-----------------------------------------------
  Net Income                                     $    379,337   $    379,337   $  717,359  $  717,359
  less Preferred Dividends                            (21,902)           ---          ---         ---
Income Available to Common Stockholders          $    357,435   $    379,337   $  717,359  $  717,359
-----------------------------------------------  -------------  -------------  ----------  ----------

Denominator:
-----------------------------------------------
  Weighted Average Shares Outstanding               9,325,499      9,325,499    7,283,043   7,283,043
  add Common Stock Equivalents                            ---        552,905          ---   1,490,212
Weighted Average Shares Outstanding                 9,325,499      9,878,404    7,283,043   8,773,255

Earnings Per Share                               $        .04   $        .04   $      .10  $      .08


NINE MONTHS ENDED SEPTEMBER 30,                             1998                        1997
-----------------------------------------------  ----------------------------  ----------------------
               Basic                             Diluted        Basic          Diluted
Numerator:
-----------------------------------------------
  Net Income (Loss)                                 ($991,355)     ($991,355)  $2,230,387  $2,230,387
  add Preferred Dividends                             (83,010)       (83,010)         ---         ---
Income (Loss) Available to Common Stockholders    ($1,074,365)   ($1,074,365)  $2,230,387  $2,230,387
-----------------------------------------------  -------------  -------------  ----------  ----------

Denominator:
-----------------------------------------------
  Weighted Average Shares Outstanding               9,207,403      9,207,403    7,085,223   7,085,223
  add Common Stock Equivalents                            ---            ---          ---     625,556
Weighted Average Shares Outstanding                 9,207,403      9,207,403    7,085,223   7,710,779

Earnings (Loss) Per Share                               ($.12)         ($.12)  $      .31  $      .29

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
SEPTEMBER  30,  1998


--------------------------------------------------------------------------------
NOTE  9  CONTINGENCIES
--------------------------------------------------------------------------------


In July of 1995 the Company acquired three Florida bingo centers from an individual (seller), and in December of 1995 the Company re-sold these three bingo centers. In June of 1997, the seller filed a lawsuit against the Company, alleging breach of contract on these purchases and default on purchase note and stock obligations per sales agreements. In July of 1997 the Company filed a counterclaim against the seller, alleging fraud, negligent representation, breach of contract and other charges related to the Company's purchase. The Company believes that the seller's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against the seller. There can be no assurance of this result, however, and a final decision against the Company could have a material adverse effect on the financial position and operations of the Company.

In 1997 one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a legal action in the Federal U.S. District Court in Columbia, South Carolina. This action alleges various wrongful acts by the defendants, including allegations that certain of the defendants' video gaming operations in South Carolina: i) comprise a lottery, which violates the state constitution; ii) violate the state's daily net video gaming machine payout limit of $125 per player; iii) violate the state's single premise rule which only allows up to five video gaming machines per premise; and iv) violate the state's prohibition against beer and wine permit holders allowing gambling or games of chance. The plaintiffs in this action are attempting to have this action certified as a class action lawsuit. The District Judge certified questions for an advisory opinion of the South Carolina Supreme Court and oral arguments were heard by the state Supreme Court in April of 1998. The Supreme Court has not yet rendered its decision. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company.

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

Additionally, on June 30, 1998, the South Carolina Department of Revenue announced that as of August 1, 1998, it would no longer allow beer and wine permits at any location which also offers video poker, based on its interpretation of the South Carolina statute noted above. However, in two separate state court cases, two state Circuit Court judges have entered injunctions prohibiting the Department of Revenue from enforcing its interpretation of the South Carolina statute at issue at the current time. It is currently anticipated that neither court will issue a final decision on this issue for some time. If this issue were to be decided in favor of the Department of Revenue, it would likely have a material adverse effect on the financial position and operations of the Company.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
SEPTEMBER  30,  1998


--------------------------------------------------------------------------------
NOTE  9  CONTINGENCIES  (CONTINUED)
--------------------------------------------------------------------------------


On September 9, 1998, the Company filed a lawsuit in Columbia, South Carolina, against two former directors, Greg Wilson and Robert Hersch, Investors Associates, Inc., which previously served as the Company's underwriter, and two former employees. The lawsuit seeks to recover both actual and punitive damages, as well as the return of profits wrongfully obtained and the return of assets, including common stock of the Company, wrongfully acquired, pursuant to various causes of action. The lawsuit alleges, among other things, that the defendants either wasted, misappropriated, diverted and / or acquired certain assets of the Company without payment of consideration to the Company, that defendants Wilson, Hersch and Investor Associates acquired warrants for the Company's common stock issued by the Company for which the defendants did not pay consideration, and that defendants Wilson and Hersch acquired common stock from the Company for which the defendants failed to pay any consideration to the Company. Upon motion of the defendants, this lawsuit was removed to the United States District Court for the District of South Carolina. The defendants have filed motions to dismiss the complaint and the Company has filed motions to remand the case back to state court. A hearing on these motions is scheduled for December 1998.

On September 30, 1998, Greg Wilson and various family members filed suit against the Company in the Court of Chancery for the State of Delaware seeking a declaratory judgment that the issuance of certain shares of the Company's common stock to the plaintiffs and the issuance of certain warrants to the plaintiffs were in all respects proper and that the stock issued thereby was and is properly issued and outstanding. Wilson also seeks an order rescinding the merger transaction by which the Company acquired the stock of four wholly-owned subsidiaries which currently operate bingo halls, in return for which Wilson will return the consideration received in such merger - shares of common stock of the Company. This lawsuit and the lawsuit noted above involving Greg Wilson are in the early stages and in fact discovery has not yet commenced with respect to either of these lawsuits.


--------------------------------------------------------------------------------
NOTE  10  RELATED  PARTY  TRANSACTIONS
--------------------------------------------------------------------------------


At September 30, 1998, the Company holds four promissory notes receivable from related parties totaling $550,653 with a current receivable balance of $81,999 and a long-term receivable balance of $468,654. For the nine months ended September 30, 1998 the Company recognized $21,637 of interest income. The interest rates range from 7.0% - 8.0% with maturity dates ranging from December 15, 1998 and May 31, 2001.

In December 1997, as a part of the Company's acquisition of Darlington Music Co., Inc, the Company assumed a related party lease for an office and game machine warehouse facility. The lease is by and between the Company and a Company Director and Officer, and two immediate family members of the related party. The lease originated on January 15, 1990 for a 15 year term with monthly rental payments of $3,500. For the nine months ended September 30, 1998, the Company has expensed $31,500 for rental payments to the related parties under this lease.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
SEPTEMBER  30,  1998


--------------------------------------------------------------------------------
NOTE  10  RELATED  PARTY  TRANSACTIONS  (CONTINUED)
--------------------------------------------------------------------------------


As a part of the Company's acquisition of Gold Strike, Inc. and Lucky 4, Inc. the Company assumed an operating lease for gaming properties located in a shopping center in Edgefield County, South Carolina. The lease is by and between the Company and a general partnership, of which a Director and Officer of the Company is a 50% general partner. In connection with the reorganization of the Company's video gaming operation as discussed below, this lease was renegotiated. This lease now expires on November 8, 2001, although there are certain potential renewal options for the Company. The monthly rental payments under this lease are $5,270. For the nine months ended September 30, 1998, the Company has expensed $63,246 for rental payments to the related party under this lease.

On November 9, 1998, the Company reorganized its South Carolina video gaming operations by entering into a three year Master Coin Machine Agreement with a third party operator that will serve to outsource the operations of the Company's non-route video gaming operations at eight video game machine centers. The third party operator is Mims & Dye Enterprises, LLC which is owned and managed by Michael Mims, a director, shareholder and former officer and employee of the Company, and Danny Dye, a shareholder and former employee of the Company. Under the terms of the Agreement, the Company has agreed to provide video gaming machines to be used at the centers in exchange for a fixed percent of the total gross revenues earned from those operations. In addition, at seven of the eight centers the Company has entered into a lease or a sublease with the operator which provides for the monthly payment of rent by the operator. Under the Agreement, the Company retains ownership of the underlying video gaming machines and all related assets. In connection with the execution of the Agreement, the Company loaned to the operator $70,000 to be repaid in full with accrued interest six months thereafter, which Promissory Note is unsecured but guaranteed individually by Mr. Mims and Mr. Dye. The interest rate for this loan is prime plus 2%.



--------------------------------------------------------------------------------
NOTE  11  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION
--------------------------------------------------------------------------------


Nine Months Ended September 30,                                             1998       1997
------------------------------------------------------------------------  --------  ----------
Cash payments for the period:

    Interest                                                              $251,563  $   11,212
                                                                          ========  ==========

    Income taxes                                                          $404,531  $  182,512
                                                                          ========  ==========

Non-Cash Transactions for the period:

    Acquisition of subsidiary in exchange for notes payable               $400,000  $  400,000
                                                                          ========  ==========

    Acquisition of property and equipment in exchange for notes payable        ---  $1,093,140
                                                                                    ==========

    Acquisition of property and equipment in exchange for capital leases       ---  $  563,812
                                                                                    ==========

    Acquisition of subsidiary in exchange for common stock                $ 90,000  $  256,250
                                                                          ========  ==========

    Issuance of common stock for employment and services                       ---  $  133,822
                                                                                    ==========


--------------------------------------------------------------------------------
NOTE  12  CURRENT  AND  PENDING  ACCOUNTING  CHANGES
--------------------------------------------------------------------------------


In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 will be effective for all transactions entered into by the Company subsequent to December 31, 1998. The Company is currently evaluating the impact that SOP 98-5 will have on reporting on the costs of start-up activities entered into subsequent to December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
SEPTEMBER  30,  1998


--------------------------------------------------------------------------------
NOTE  13  SUBSEQUENT  EVENTS
--------------------------------------------------------------------------------


On October 30, 1998 the Company announced that it successfully completed the acquisition of six established bingo centers in Texas. Three of the centers are in Lubbock, two in Amarillo and one in Odessa. The total purchase price for this acquisition was approximately $3.0 million; $200,000 of Company Common Stock and approximately $2.8 million cash.

On November 9, 1998 the Company reorganized its South Carolina video gaming operations. The Company entered into a three year Master Coin Machine Agreement with a third party operator that will serve to outsource the operations of the Company's non-route video gaming operations at eight video game machine centers. Under the Agreement the Company has agreed to provide the video game machines to be used at these video game centers and to lease or sublease such centers to the operator where appropriate. In return, the Company will receive a fixed percentage of the gross revenues earned from those operations. The operator assumed all financial responsibility and liability for these operations under the November 9, 1998 Agreement, while the Company retained all ownership rights to the underlying video game machines and all related assets.

AMERICAN  BINGO  &  GAMING  CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Bingo & Gaming Corp. was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and gaming operations. The Company operates primarily through wholly-owned subsidiaries in Texas, Alabama and South Carolina. The Company completed its initial public offering in December of 1994.

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended December 31, 1997 and December 31, 1996; the Company's Form 10-QSB for the quarters ended March 31, 1997, June 30, 1997, September 30, 1997, March 31, 1998 and June 30,
1998; and the consolidated financial statements and related notes, for the period ended September 30, 1998, found elsewhere in this report. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to, statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the impact of government regulation and taxation, customer attendance and spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 1997 Annual Report on Form 10-KSB.

RESULTS  OF  OPERATIONS

(Note: 1997 results have been restated to incorporate 1997 pooled transactions.) The Company generated consolidated revenues of $4.3 million during the third fiscal quarter of 1998, ended September 30, as compared to $3.4 million in the comparable period of the prior fiscal year, representing an increase of $842,000 or 24%. Third quarter revenues were led by video gaming operations, which produced nearly $2.6 million or 60% of total revenues for the quarter ended September 30, 1998. Bingo rental and other revenues totaled over $1.7 million or 40% of revenues for the third quarter of 1998. Approximately 79% of third quarter 1998 revenues were generated in South Carolina, with 10% in Alabama and 11% in Texas. Revenues for the first nine months of 1998 totaled over $11.7 million, as compared to $9.9 million in the comparable period of the prior fiscal year, an increase of $1,826,000 or 18%. Quarter-to-date revenues were again led by video gaming operations, which comprised nearly 65% of quarter-to-date 1998 revenues. The revenue increases for the nine months ended September 30, 1998, compared to the same period in 1997, were driven by bingo and other revenues which increased $1,506,000. This increase in bingo and other revenues is a reflection of the continuing operations in the Company's South Carolina bingo centers which were newly opened in the second and third quarters of 1997, as well as the acquisition of an established bingo center in Texas during the first quarter of 1998.

Total costs and expenses were $3.8 million in the third quarter of 1998 versus $2.7 million in the third quarter of 1997, an increase of $1.0 million or approximately 38%. The increase in total costs and expenses reflects the increase in revenues from operating additional bingo centers and video gaming machines. Depreciation, amortization and video gaming license expense totaled $916,000 in the third quarter of 1998 versus $373,000 in the third quarter of 1997, an increase of $543,000 or 146%, due to an increase in the number of gaming machines purchased to support planned expansions and upgrades of video gaming operations. Depreciation and amortization expense includes the depreciation of the Company's video gaming machines and other assets, video game machine license expense, and the amortization of intangible assets.

AMERICAN  BINGO  &  GAMING  CORP.

Direct operating costs for the Company's video gaming and bingo centers totaled $692,000 during the third quarter of 1998, an increase of $289,000 over the same period in 1997. Direct operating costs normally include video gaming parts, bingo supplies, repairs and maintenance, janitorial services, insurance, and local taxes, among various other expenses. Direct wages and other compensation totaled $694,000 in the third quarter of 1998, an increase of $136,000 over the same period in 1997, which includes the costs of gameroom attendants and shift managers. The Company continues to seek ways to reduce wage and salary expenses.

Third quarter 1998 rent and utilities for the Company's freestanding video gamerooms and bingo centers totaled $554,000, compared to $460,000 in 1997. The Company continues to pursue opportunities to reduce these costs by canceling, renegotiating or sub-letting idle property leases or converting idle properties to other income-producing uses.

General and administrative expenses in the third quarter of 1998 totaled $926,000, compared to $947,000 for the same period in 1997, a decrease of just over 2%. General and Administrative expenses include expenses for consulting and management fees, personnel recruiting and accounting fees, vehicle and travel, as well as corporate and regional management personnel costs.

For the first nine months of 1998, total costs and expenses were $12.5 million versus $7.7 million in the comparable period of 1997, an increase of $4.8 million or 63%. Total costs and expenses for 1998 include approximately $2.0 million of non-cash write-offs and charges recorded in the second quarter of 1998 which is the largest component of this increase.

Net other income and expenses totaled ($11,000) for the third quarter of 1998 as compared to $27,000 for the third quarter of 1997. Net other income and expenses totaled ($8,000) for the first nine months of 1998 as compared to $138,000 for the comparable period of 1997. The Company's other income and expenses is primarily comprised of interest income on its short-term investments, less interest costs on equipment leases and notes. Other expenses also include a write off $204,000 for discontinued Texas 8-liner gaming machines, which is part of the aforementioned $2.0 million total write-offs and charges.

The Company recorded $111,000 of income tax expense in the third quarter of 1998 versus $11,000 in the third quarter of 1997. Income taxes totaled $226,000 for the nine months of 1998 as compared to $149,000 for the comparable period of 1997. The majority of the Company's recognized tax expense is attributable to various state tax obligations. The Company had approximately $2.2 million of federal income tax loss carryforwards at the end of 1997, and does not expect to incur any significant federal income tax liability until this carryforward is depleted.

Net income for the third quarter of 1998 was $379,000 which equated to a basic and fully-diluted earnings per share of $.04. Net income for the third quarter of 1997 was $717,000, which equated to basic earnings per share of $.10 and diluted earnings per share of $.08. Net income for the third quarter of 1998 decreased from 1997 due primarily to the increase in depreciation and amortization and license expenses resulting from the Company's bingo hall and video gaming expansions.

Net loss for the first nine months of 1998 was $1.0 million, which equated to a basic and fully-diluted loss per share of ($.12). Net income for the first nine months of 1997 was $2.2 million, which equated to basic earnings per share of $.31 and diluted earnings per share of $.29. Net income for the first nine months of 1998 decreased from 1997 primarily as a result of the aforementioned $2.0 million charges and write-offs.

AMERICAN  BINGO  &  GAMING  CORP.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 1998, the Company had cash and cash equivalents of approximately $6.4 million, down from $11.9 million at the end of 1997. Cash declined $5.5 million during the first nine months of 1998 primarily as a result of the purchase of video gaming licenses of $2.2 million and capital and intangible expenditures of nearly $2.4 million.

The Company's capital and intangible expenditures include the addition of new video gaming machines, finish out of bingo centers and corporate offices in South Carolina, and the acquisition of a bingo center in Texas during the first nine months of 1998. The Company's video gaming machine license expenditures included the purchase of over 500 South Carolina video gaming licenses at $4,000 each for a two year license. The cost of the Company's investments in new assets and video gaming licenses was primarily financed by cash on hand and by cash generated by operations.

Cash provided by operating activities totaled nearly $1.6 million in the first nine months of 1998. These cash flows were comprised of the Company's net loss of $1.0 million, adjusted for: non-cash write-offs and charges of $1.2 million; depreciation, gaming license amortization and intangible asset amortization of $2.5 million and cash used in operating activities of $1.1 million. The Company expenses its South Carolina video gaming licenses over their two year life, resulting in a significant non-cash amortization charge each period. Cash provided by operating activities in the first nine months of 1997 totaled $2.7 million, approximately $1.1 more than the first nine months of 1998.

Cash used in investing activities in the first nine months of 1998 totaled nearly $4.6 million and was primarily comprised of expenditures for video gaming licenses, leasehold improvements, and the acquisition of a bingo center. Cash used in investing activities in the first nine months of 1997 totaled $3.3 million, which was lower than comparable 1998 cash used in investing activities primarily due to the Company's increased investment in video gaming licenses.

Cash used in financing activities in the first nine months of 1998 totaled $2.5 million and was primarily comprised of $1.1 million of Company common stock repurchases, cash proceeds from preferred stock conversions of $812,000, and net lease and note proceeds and payments of $578,000. Cash provided by financing activities in the first nine months of 1997 totaled $1.5 million, $1.8 million of which was proceeds from the issuance of preferred stock.

Current assets totaled nearly $10.0 million at the end of the third quarter, providing the Company with working capital of $8.5 million. Cash and cash equivalents totaled $6.4 million at the end of the third quarter of 1998 and represented nearly 32% of the Company's total assets. Accounts receivable totaled $1.2 million and were primarily comprised of short-term advances to video gaming route location owners and bingo rent receivables. Total notes receivable, less provision for doubtful collectibility, totaled $1.3 million at September 30, 1998. Notes receivable are primarily comprised of note balances due on the Company's sale of four Florida bingo centers at the end of 1995; one note is in collection through the Florida courts. The Company believes it will prevail in the lawsuit on this note. Total prepaid licenses of $1.8 million represent the Company's portfolio of video gaming licenses for machines in South Carolina. Video gaming parts and bingo supplies are expensed at the time of purchase; thus no inventory is recorded.

Net property and equipment totaled $5.9 million at September 30, 1998. The majority of property and equipment is comprised of video gaming machines. Net intangible assets totaled $2.8 million at September 30, 1998 and were primarily comprised of goodwill associated with the Company's acquisition of bingo centers. Current liabilities totaled $1.6 million and long-term liabilities totaled $1.1 million at September 30, 1998. The majority of liabilities were comprised of notes payable and capital lease obligations.

AMERICAN  BINGO  &  GAMING  CORP.

The Company had total assets of $20.3 million and total liabilities of $2.7 million at September 30, 1998, with stockholder equity of $17.6 million. On October 30, 1998, the Company acquired six bingo halls in Texas for $200,000 in Company stock and approximately $2.8 million cash. Management believes that its current cash balances of $6.4 million and operational cash flows will support future operational and expansion requirements. The Company intends to finance future expansion primarily through the use of cash, stock and notes, and may seek incremental financing for attractive acquisition opportunities. The Company intends to use a portion of its cash to repurchase its common shares on a periodic basis pursuant to its stock buyback program. The Company had repurchased 359,300 of its common shares through the third quarter of 1998.

YEAR  2000  ISSUE

Management has conducted a comprehensive review of its computer systems to identify potential problems that could be caused by the Year 2000 issue. This issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Such programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculation. Management currently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems or result in significant costs to become Year 2000 compliant.
However, if the Company's computer systems were subject to undetected system failures or operational problems resultant from the Year 2000 issue, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company is currently in the process of certifying that the vendors and suppliers of its critical components and services are Year 2000 compliant and the Company expects certification to be completed by March 1999. The Company will rely on Year 2000 compliance on the part of public utility providers and all state and local regulatory agencies, although non-compliance could materially adversely affect the Company's operations.

AMERICAN  BINGO  &  GAMING  CORP.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which
Note  9  is  incorporated  herein  by  reference.

ITEM  5.  OTHER  INFORMATION

On October 30, 1998, the Company completed the acquisition of six entities, Strike It Rich Bingo, Inc., The Samaritan Associates, Inc., Meeks Management Company, Lavaca Enterprises, Incorporated, Lucky Bingo, Inc. and Parkway Bingo, Inc., which entities, in the aggregate, operate six bingo centers in Texas. Of these six bingo centers, three are located in Lubbock, two are located in Amarillo, and one is located in Odessa. The entities were acquired in a stock purchase transaction with Gary Mike Ehler, the sole shareholder of these entities. The purchase price for the acquisition of these six entities in the aggregate consisted of approximately $2.8 million in cash from the Company's cash on hand, and unregistered shares of the Company's common stock valued at $200,000. This purchase price was negotiated based upon an analysis of the entities' historical and projected earnings. The Company retained local management to operate these six bingo centers.

On November 9, 1998, the Company reorganized its South Carolina video gaming operations by entering into a three year Master Coin Machine Agreement with a third party operator that will serve to outsource the operations of the Company's non-route video gaming operations at eight video game machine centers. The third party operator is Mims & Dye Enterprises, LLC which is owned and managed by Michael Mims, a director, shareholder and former officer and employee of the Company, and Danny Dye, a shareholder and former employee of the Company. Under the Agreement, the Company has agreed to provide video gaming machines to be used at the centers in exchange for a percentage of the total gross revenues earned from those operations. In addition, at seven of the eight centers the Company has entered into a lease or a sublease with the operator which provides for the monthly payment of rent by the operator. The operator has principally assumed all revenue and expense risks of these operations, while the Company has retained ownership of the underlying video gaming machines and all related assets. The Agreement essentially transforms these video game machine centers into route operations.

The Board of Directors has scheduled the 1999 Annual Meeting of Stockholders for April 30, 1999. Any stockholder of the Company who intends to present a proposal at the 1999 Annual Meeting of Stockholders, which proposal is not included in the Company's Proxy Statement, must deliver notice of such proposal to the Company no later than March 1, 1999. If the proposing stockholder fails to deliver notice of such proposal to the Company by such date, then the person or persons designated as proxies in connection with the Company's solicitation of proxies shall have the discretionary voting authority to vote on such matter, in accordance with their judgment, the shares of the Company's Common Stock represented by the proxy cards received by the Company when such proposal is presented at the 1999 Annual Meeting. Any such notice of a stockholder proposal must be made in writing addressed to Richard M. Kelley, American Bingo & Gaming Corp., 1440 Charleston Highway, West Columbia, South Carolina 29169.

AMERICAN  BINGO  &  GAMING  CORP.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

2.1 Acquisition Agreement dated October 30, 1998 by and between the Company, Strike It Rich Bingo, Inc. and Gary Mike Ehler, for the acquisition of Strike It Rich Bingo, Inc. by the Company (excluding the Exhibits thereto, which the Company shall submit supplementally if requested by the SEC), which Acquisition Agreement is the same form of contract used for the acquisition by the Company from Gary Mike Ehler of The Samaritan Associates, Inc., Meeks Management Company, Lavaca Enterprises, Incorporated, Lucky Bingo, Inc. and Parkway Bingo, Inc. Attached to the Acquisition Agreement is a schedule summarizing the significant differences between this Acquisition Agreement and the Acquisition Agreements used for the acquisition of the other five entities.

10.1 Reimbursement, Mutual Release and Indemnification Agreement dated July 30, 1998 with Randall J. Fein.

10.2 Severance Agreement dated September 18, 1998 with G. George Fox.

10.3 Employment Agreement dated September 28, 1998 with Marie T. Pierson.

27.1 Financial Data Schedule (for SEC use only).

27.2 Restated Financial Data Schedule for Nine Months Ended September 30, 1997 (for SEC use only).

(B)  REPORTS  ON  FORM  8-K.

During the quarter ended September 30, 1998, the Company filed three reports on Form 8-K:

On  July  2,  1998, the Company filed a Form 8-K to report the following events:

(i) That arrest warrants had been issued against Greg Wilson alleging misuse of Company resources during his tenure as the Chief Executive Officer of the Company;
(ii) That Mr. Wilson was suspended without pay pending the outcome of these charges; and
(iii)That the Company had completed the relocation of its corporate headquarters from Austin, Texas to West Columbia, South Carolina.

AMERICAN  BINGO  &  GAMING  CORP.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  (CONTINUED)

On  August 4, 1998, the Company filed a Form 8-K to report the following events:

(i) That the Company and Greg Wilson had entered into a Mutual Release and Settlement Agreement, providing, among other things, that the Company and Mr. Wilson has settled the issues that were the basis for the issuance of arrest warrants against Mr. Wilson, that Mr. Wilson resigned all positions held with the Company, and that Mr. Wilson provided a general proxy allowing Andre M. Hilliou, as the Company's President and CEO, to vote all of Mr. Wilson's and his wife's Company shares for the next 11 months; and
(ii) That Randall J. Fein has resigned from the Company's Board of Directors, and that James L. Hall, Grover C. Seaton III, and A. Joe Willis had been added to the Board.

On September 24, 1998, the Company filed a Form 8-K to report the following events:

(i) That the Company had entered into a Letter of Intent with Gary Mike Ehler for the acquisition of six bingo centers in Texas;
(ii) That the Company had filed a civil lawsuit in Columbia, South Carolina against two former directors, Greg Wilson and Robert Hersch, Investor's Associates, which previously served as the Company's underwriter, and two former employees, Roy Stevens and Paul Hermelink. The lawsuit seeks to recover both actual and punitive damages, profits wrongfully obtained, and the return of assets, including Company stock, wrongfully acquired. The lawsuit alleges, among other things, that the defendants acquired certain assets of the Company without payment of consideration; and
(iii)That G. George Fox had resigned from the Company's Board.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   American  Bingo  &  Gaming  Corp.

                                   November  10,  1998


                                   By:

                                   /s/  Andre  M.  Hilliou
                                   -----------------------
                                        Andre  M.  Hilliou
                                        Chairman  of  the  Board,  President
                                        and  Chief  Executive  Officer


                                   /s/  Richard  M.  Kelley
                                   ------------------------
                                        Richard  M.  Kelley
                                        Vice  President, Chief Financial Officer
                                         and  Treasurer

                                INDEX TO EXHIBITS

Exhibit                                                                             Sequential
Number   Description                                                                Page  Number
-------  -------------------------------------------------------------------------  ------------
2.1      Acquisition Agreement dated October 30, 1998 by and between the Company,
         Strike It Rich Bingo, Inc. and Gary Mike Ehler, for the  acquisition  of
         Strike It Rich  Bingo,  Inc.  by  the  Company  (excluding  the Exhibits thereto, which the Company  shall submit supplementally if requested  by the SEC), which Acquisition Agreement is  the same form of contract used for the acquisition  by  the  Company  from  Gary  Mike  Ehler  of  The
         Samaritan  Associates,  Inc.,  Meeks  Management  Company,  Lavaca
         Enterprises,  Incorporated,  Lucky  Bingo,  Inc. and Parkway Bingo, Inc.
         Attached  to  the  Acquisition  Agreement  is  a  schedule  summarizing the significant  differences  between this Acquisition Agreement and the
         Acquisition Agreements used  for  the  acquisition  of  the  other  five entities.

10.1     Reimbursement,  Mutual Release and Indemnification Agreement dated July
         30,  1998  with  Randall  J.  Fein.

10.2     Severance  Agreement  dated  September  18,  1998  with  G. George Fox.

10.3     Employment  Agreement  dated  September 28, 1998 with Marie T. Pierson.

27.1     Financial  Data  Schedule  (for  SEC  use  only).

27.2     Restated  Financial  Data  Schedule for Nine Months Ended September 30,
         1997  (for  SEC  use  only).