Form 10KSB
period 1998-12-31
AMERICAN BINGO & GAMING CORP
filed 1999-03-18
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB

   [x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or
   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 1-13530
                                                -------

                          AMERICAN BINGO & GAMING CORP.
                          -----------------------------
        (Exact Name of small business issuer as specified in its charter)

               Delaware                              74-2723809
               --------                              ----------
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)              Identification No.)


              1440 Charleston Highway, West Columbia, SC      29169
              -----------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

         Issuer's telephone number, including area code: (803) 796-7875
                                                         --------------

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

Securities  registered  under  Section  12(g)  of the Exchange Act: Common Stock
                                                                    ------------

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES  x   NO
              ---     ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                YES     NO  x
                                    ---    ---

Issuer's revenues for its most recent fiscal year:                              $15,445,456
Aggregate market value of the issuer's common stock held by non-affiliates
based on the average bid and asked price as of March 5, 1999:                   $14,133,498
Number of shares of the issuer's common stock outstanding as of March 5, 1999:    9,945,590

Transitional  Small  Business Disclosure Format:                    Yes   No  x
                                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

The issuer's Proxy Statement for its annual meeting of stockholders scheduled to be held on May 27, 1999, is incorporated by reference in this Form 10-KSB in
Part  III  Item  9,  Item  10,  Item  11  and  Item  12.

     THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE ALL STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS, WITH RESPECT TO, AMONG OTHER THINGS: (I) THE COMPANY'S FINANCING PLANS; (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (III) THE COMPANY'S GROWTH STRATEGY AND OPERATING STRATEGY; AND (IV) THE DECLARATION AND PAYMENT OF DIVIDENDS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS DISCUSSED HEREIN AND THOSE FACTORS DISCUSSED IN DETAIL IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS
-------------------------------------

BUSINESS  DEVELOPMENT

     American Bingo & Gaming Corp. (the "Company") was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and gaming operations. The Company subsequently completed its initial public offering in December of 1994, raising approximately $5.2 million through the sale of 1,000,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), and 1,725,000 redeemable common stock purchase warrants. The Company used a majority of its net public offering proceeds for expansion in 1995.

     The Company substantially improved its capitalization in 1997 through two financing transactions. In August of 1997, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share, raising $2 million in a private equity transaction. The convertible preferred stock outstanding was converted to common stock by December 1998. In November of 1997, the Company called all of its outstanding redeemable common stock purchase warrants and in December of 1997 redeemed 2.3 million warrants. Each warrant was exercisable into one common share at $5.00 per share, raising $11.5 million for the Company, or $11.1 million after associated financing costs. The Company used this capital to finance and grow its business.

     The Company has experienced substantial growth and significant changes in the four years since its initial public offering. The Company began 1995 with approximately $5 million in total assets and a $2 million annual revenue runrate, and today has grown to approximately $19 million in total assets and over $15 million in annual revenues. The Company began with six bingo centers and no gaming operations in 1994 and today has 20 operating bingo centers and over 800 video gaming machines ("VGMs"). The Company is planning to acquire additional machines to meet the demand for expansion and regulatory compliance requirements in 1999. The Company's growth accelerated dramatically in 1997 as the Company consummated three acquisitions of video gaming businesses in South Carolina in stock-for-stock transactions. These acquisitions accounted for $7.5 million, or 60%, of the Company's 1997 total revenues. The Company also added ten bingo centers in South Carolina during 1997, but closed five of these centers due to lack of profitability.

     During 1998, the Company acquired eight bingo centers in Texas in three unrelated purchase acquisitions. A Texas bingo hall acquisition was completed in April 1998 and contributed $460,000 in revenues during 1998. Six additional Texas halls were acquired in October 1998, which contributed $302,000 in revenues during the last two months of 1998. The third Texas bingo transaction, completed in late December 1998, is scheduled to begin operations near the end of the first quarter of 1999. This transaction was comprised of the purchase of a bingo operator's license and the assumption of an existing hall lease. In addition to the 1998 acquisitions the Company opened two additional bingo centers through internal development; one in South Carolina and one in Alabama. The hall in Alabama was subsequently closed. The Company was able to cancel the Alabama property lease, mitigating additional future costs associated with this bingo center. The Company also terminated operations at one South Carolina bingo center, and was able to sublease the property for the term of the remaining lease commitment. In addition, the Company negotiated a subleasing arrangement for the duration of the remaining lease term on a Texas bingo center that discontinued operations in 1997. This sublease arrangement sufficiently absorbs the costs associated with the remainder of this lease commitment.

     For the majority of 1998, the Company operated 750 VGMs in three operating venues; routes (600), freestanding locations (90) and bingo centers (60). In November 1998, the Company reduced overhead costs and operational risks by restructuring the operations of the freestanding VGM locations and certain VGMs located in bingo centers, essentially converting these operating venues into route operations. During November and December, the Company increased the number of operating VGMs to over 800, all in route operations.

     During 1998, the Company's Board of Directors experienced significant changes with five of the six current members of the Board having joined the Board in 1998. Additionally, in June 1998, the corporate office was relocated to West Columbia, South Carolina from Austin, Texas. Approximately 63% of the Company's revenues are derived in South Carolina. Management believes that the relocation of its corporate offices to South Carolina strengthened the Company and the support available to its operations. This relocation resulted in an almost completely new management team and support staff composition.

PRINCIPAL  SERVICES  AND  MARKETS

     Total U.S. gross wagering grew from $587 billion in 1996 to $639 billion in 1997. Gaming receipts comprised approximately 9.3% of the total U.S. personal income in 1997, as compared to 6% in 1996. Total gross wagering includes all revenues generated through parimutual, lottery, casino, bookmaking, charitable and Indian reservation wagering. Total net wagering equals the total gross wagering less player winnings. Within the casino segment of this market, total non-casino video gaming gross wagering was approximately $14.4 billion in 1996 and $16.1 billion in 1997. Video gaming is currently legal in various forms in 11 states in the U.S. (Colorado, Louisiana, Michigan, Montana, Nevada, New Jersey, Oregon, Rhode Island, South Carolina, South Dakota, and West Virginia). All of the Company's video gaming revenues are currently earned in South Carolina, which has approximately 34,000 VGMs in operation today, a 13% increase in machines over 1997, with total gross wagering of over $2 billion annually and a net wagering of approximately $678 million annually.

     The Company's business is primarily focused in the non-casino video gaming and charitable bingo niches of the U.S. market. Net wagering from non-casino video gaming was $1.4 billion in the U.S. in 1996, increasing to $1.7 billion (a 17% increase) in 1997. Video gaming revenues comprised approximately 63% of the Company's total revenues in 1998, with bingo related revenues providing about 37%, as compared to the ratios for 1997 of 72% and 27%, respectively. Management intends to continue the migration to a more evenly balanced revenue mix and to spread its risk by expanding its business into other markets in the future.

Video  gaming  operations
-------------------------

     The Company's video gaming operations in South Carolina have traditionally been divided into three operating venues, bingo centers, routes and freestanding locations. In 1998 the Company restructured the operation of its freestanding locations and certain of its bingo center operations and essentially converted these operations into route operations. The Company's video gaming operations have grown rapidly with 30 VGMs in operation at the beginning of 1997, and 714 VGMs in operation at the end of 1997. The total number of VGMs remained at this level through October of 1998 and was increased to 800 VGMs in operation by the end of 1998.

     The Company had over 430 VGMs in route operations in 12 counties in South Carolina prior to restructuring the operation of its freestanding locations in November 1998, and increasing to 800 VGMs in route operations at the end of 1998. In the route business, the Company places VGMs in convenience stores, grocery stores, restaurants, nightclubs, sports bars, laundromats, bowling alleys and other high customer volume locations. The Company and the location owner/operator typically split the net VGM profits, often on a 50/50 basis. During 1997, the Company's route operation was the second most profitable operating segment. In 1998, the Company's route operation was the most profitable.

     The Company also had over 230 VGMs in freestanding locations, primarily in Columbia, Charleston and North Augusta, South Carolina, prior to restructuring the operation of its freestanding locations and certain bingo center operations in November 1998. These machines were operated as route machines in the later part of 1998. These locations are often located in strip malls or other high-traffic areas. This video gaming venue typically offers the best facilities and highest level of customer service to video gaming customers and more closely resembles a casino-style environment for its regional area. These locations also have the highest direct operating costs of the three video gaming operating venues due to higher rent and personnel costs, customer service and site improvements.

     The Company operated approximately 90 VGMs in bingo centers, primarily in Charleston and Columbia, South Carolina, prior to restructuring the operation of its freestanding locations and certain bingo center operations in November 1998. Today, these machines are part of the route operations. There is normally strong financial benefit derived from operating VGMs in bingo centers as these sites were typically drawing attendance of 300-500 players per night, many of whom also enjoy video gaming. There normally are personnel and overhead cost economies with bingo center VGM operations compared to the freestanding locations. In 1997 and for part of 1998, this operating venue was the most profitable for the Company.

     During the second and third quarters of 1998, the Company reviewed its three video gaming operating venues and the resulting contributions to the profit margin. Numerous factors were considered in this analysis including:

-     the  rising  cost  of  labor  and  overhead in the freestanding locations;
-     restricted  hours  of  operation  in  the  bingo  centers;
-     growth  potential  in  each  of  the  venues;  and
-     direct  operating  costs  for  the  locations.

     As a direct result of this review, the Company reduced overhead costs and operational risks by restructuring the operations of the freestanding locations and certain of the bingo center operations, essentially converting these operating venues into route operations in November 1998. The Company increased profits and streamlined operations while continuing to provide the VGMs, maintain control of the most desirable locations through subleasing and lease arrangements and maintain ownership of the VGMs.

Bingo  operations
-----------------

     Bingo is derived from an Italian game created in 1530. Bingo was introduced in the U.S at an Atlanta carnival in 1929. At that time, bingo was played with cards covered with beans and called "beano," which later changed to bingo. Bingo changed to paper cards and colorful daubers in the 1980s as a way to allow players to play more cards at a time. In the 1990s bingo started to evolve again with the advent of electronic "card-minders," which allow players to play up to 600 bingo cards simultaneously. Electronic card-minders allow a player to use a keyboard, touch-screen or light pen to mark numbers on a video monitor or on a hand-held portable unit. The Company began introducing card-minders into its bingo centers in 1996, which have generally been successful. Management believes that card-minders are easier to play, allow more bingo to be played, reduce paper costs, appeal to younger players, and increase the average spend per player. Management has continued to introduce this technology in its Texas and Alabama operations and is exploring being among the first to do so in South Carolina.

     The Company's bingo operations are located in South Carolina, Alabama and Texas. In South Carolina, total charitable bingo gross revenues for 1996 were $79 million, declining to $69 million in 1997. Management attributes this decline to two factors; a change in the charitable bingo laws in October of 1997, and the introduction of Indian-operated bingo in South Carolina in the third quarter of 1997. Texas (with $485 million in 1996 and $492 million in 1997 charitable bingo gross revenues) is the largest charitable bingo dollar producing state in the U.S., but is generally less profitable for commercial lessors than other states due to more restrictive lessor rent limits. In 1997, an overall U.S. average of 74.3% of total bingo receipts were paid back to the players in the form of prizes, with 13.6% of total receipts paid for expenses and 3.2% for taxes, leaving 8.9% of total receipts for the charities. The Company's rental payments are a portion of the 13.6% charities pay for expenses, with labor and supply costs also comprising a significant portion of charity expenses. From its rental collections, the Company, in turn, covers the costs of its bingo property rents, property management, utilities, supplies, insurance, repairs and maintenance, security, licenses, taxes and other overhead costs to earn a profit. By virtue of their fixed cost structure (guaranteed prize payouts, fixed rent, labor and overhead, etc.), bingo centers have substantial direct operating costs. Thus, even small changes in attendance can significantly affect a bingo center's profitability for the Company and the charities. When a bingo center does not draw the necessary attendance to cover its fixed costs, the Company will likely not be able to collect any rent, and ultimately the center may be shut down. This dynamic has caused the Company to close several centers in the past.

     Total charitable bingo industry receipts were $4.0 billion in the U.S. in 1996 and $3.9 billion in 1997. It is estimated that charitable bingo represents 5% of the total consumer spending of gaming dollars. North American charitable bingo receipts have been primarily flat since 1993 based on the proliferation of competing Indian games, casinos, lotteries and other forms of gaming. In 1995, there were 64,000 charitable bingo centers in North America with over 60,000 organizations licensed to operate bingo. In 1997, there were over 70,000 charitable bingo centers with over 65,000 licensed organizations. Bingo players are traditionally members of the older population that have more disposable income and time. According to International Gaming and Wagering Business magazine August 1998 edition, "Baby Boomers are now entering bingo's 50+ core demographic; if charitable bingo halls simply maintain their existing penetration of this age group, the number of players will rise over the next decade".

     As a charitable bingo commercial lessor, the Company provides investment capital, facility set up, maintenance and management support for charities that utilize bingo for fundraising. The Company derives bingo revenues from rental, paper sales and entrance fee payments received from participating charities that conduct bingo sessions at the Company's centers. Additional revenues are also derived from bingo center vending and concession operations, pull-tab sales, dauber sales and other miscellaneous revenues.

     Charities operate bingo centers and ultimately determine their financial and operational success. The Company, by virtue of its substantial initial and ongoing investment in bingo centers, operates in an advisory role regarding bingo center operations. Both the Company and the charity have a mutual interest in the success of a bingo center and positive lessor-charity relations are critical to a bingo center's success. The Company helps its participating charities develop and market bingo programs, hire employees, review results and maintain financial controls. When a bingo center is financially successful, there is very low charity turnover. Marginal or unprofitable bingo centers generally have higher charity turnover. The Company maintains short-term leases with its charities in order to ensure continual charity interest in the success of a center.

     The Company presently has twenty operating bingo centers with 70 charities operating within these bingo centers, and the Company is currently looking for opportunities to acquire additional centers. There can be no assurance, however, that the Company will be able to acquire additional centers. The Company today has seven centers in South Carolina, three in Alabama and ten in Texas. The Company closed five start-up bingo centers during 1997 and two in 1998 due to lack of profitability. The Company intends to grow its bingo operations through acquisitions of operating bingo centers. Acquisitions typically cost more than start-ups, but have less risk due to greater predictability of financial results and no dilution of existing bingo markets.

COMPETITION

     Since non-casino video gaming operations and charitable bingo centers are typically low capital operations, there is not a significant financial barrier to entry in these markets on a small scale; however, only well-capitalized entrants can compete in these industries on a large-scale level. Also, rigorous regulatory requirements, legal complexities and perpetual political pressures serve to reduce the entry of many would-be competitors in these markets.

     Bingo serves as a fun, social gathering for most players, and, as a result, they tend to be loyal to their chosen center. Within the charitable bingo industry, the Company competes with many other bingo centers in South Carolina, Alabama and Texas. Since bingo prize payouts are often legally limited and consistent among competing bingo centers, competition is normally focused on a center's location, parking, amenities, and customer service. The Company operates its bingo centers within the parameters of applicable laws and regulations. The Company thus seeks to provide the most desirable bingo centers in its respective markets in order to generate and build long-term player loyalty. Additional competition within the bingo market also comes from bingo centers directly owned and run by charities. In general, however, such centers have not been able to compete with commercial centers due to generally lower bingo prize payouts, smaller and less desirable facilities and amenities, and fewer bingo sessions. During the last half of 1998, the Company experienced significant direct competition at certain South Carolina locations, and average attendance at each session declined as a result. The Company believes that appropriate marketing and operating strategies can generally reverse this short-term trend. Indian bingo is also a growing segment within the bingo industry that has significant competitive advantages, including fewer regulatory restrictions and lower taxes.

     Within the gaming industry, the Company competes with many other operators in South Carolina. Today, with 800 VGMs in operation, the Company has approximately 2% of the total operating VGMs in South Carolina. The Company has been ranked as one of the top 10 VGM operators in South Carolina. The Company operates in the bingo center, route, and freestanding location venues of the South Carolina gaming market and competes with many other private operators in these markets. The major competitors in the Company's geographical locations are Collins Entertainment, Tim's Amusements, McDonald's Amusements and American Amusements. Although most VGMs are virtually the same, the Company believes that its capitalization, desirable locations and experienced management team give it a competitive advantage over many other operators within these market segments. In 1997, the South Carolina daily average machine gross revenue was $63. The Company's machines averaged $73 in the fourth quarter of 1998. Legalization of VGMs in near-by states could materially affect the Company's operations in South Carolina.

     Additional competition for gaming dollars comes from other sectors of the gaming industry such as casinos, riverboats, lotteries, card rooms, jai alai and pari-mutuel wagering. The Company is aware of this competition and locates its bingo and gaming centers in areas believed to have a higher insulation level from this type of competition. The Company also recognizes additional potential competition from internet gaming.

     The Company believes that bingo and video gaming patrons represent unique value-oriented customers for whom a few hours of video gaming or bingo entertainment can cost much less than other forms of gaming entertainment. In fact, an evening of bingo entertainment typically costs only $10 - $50 and provides payouts that rival the average slot machine. In addition, most other forms of gaming do not provide the high degree of social interaction value traditionally associated with bingo.

GOVERNMENT  AND  OTHER  REGULATIONS

     The $639 billion U.S. gaming industry is highly regulated and monitored and the Company's operations are no exception. The Company is committed to being compliant with all regulatory requirements and laws that govern the operation of its business.

     Charitable bingo regulations vary from state to state and control the level of prize payouts, entrance fees and payments made to commercial landlords and promoters. Licensing requirements and costs also vary from state to local levels. The Company's bingo operations are currently regulated in; South Carolina by the Department of Revenue, in Texas by the Texas Lottery Commission, and in Alabama at the county level. To conduct charitable bingo, the state and/or local regulating authorities must license the charitable lessor and its associated charities, who are responsible for the direct operation of bingo centers, employment and payment of personnel, and maintenance of financial accounts and records. Regulations generally prohibit management control by the lessor, which removes the Company from staffing obligations and expenses. In addition, most states require that participating charities be responsible for all marketing activities and expenses. Most states also limit the amount of rent that a lessor can charge a charity for use of a bingo center and equipment. Most states also limit the number of bingo sessions that may be conducted in a week, as well as the prize money that can be paid out per session.

     In 1997, about 74.3% of total U.S. bingo center receipts were paid to the players as prizes, with 13.6% going to expenses such as rent, labor and supplies, 3.2% going for taxes and charities netting about 8.9%. The Company earns its return from the rental portion of the 13.6% of expenses. Significant changes in the South Carolina charitable bingo laws in October 1997 affected the results of operations in 1998 resulting in decreased revenues in 1998. These changes require the charity to pay a direct tax of 16.5% of the total program value, thereby reducing the amount of the charity proceeds available for payment to their commercial lessors and promoters.

     In video gaming, the rules and regulations under which the Company operates change frequently and require the Company to monitor continually the legislative processes that affect these regulations. The Company expends considerable time and financial resources managing its various regulatory compliance activities, and expects the gaming industry to continue to be highly regulated. In fact, President Clinton has formed the "National Gambling Impact Study Commission" to measure the social and economic impacts of consumer spending on gambling, with a report due in 1999. Management believes that this report may recommend increased regulation and taxation for the gaming industry, perhaps on a national level.

     Presently, in South Carolina, a video gaming operator must buy a machine license from the state for each VGM. Each VGM license currently costs $4,000 for a two-year period, which would currently total over $3.2 million every two years for the Company's 800 VGMs in South Carolina. There are currently no additional taxes on VGMs in South Carolina, although it is likely that variable taxes may be implemented in the future to replace or modify the current licensing structure. There are also very specific regulations regarding the operation of the VGMs in South Carolina, including, among others:

-     Only  state-authorized  machines  can  be  operated;
-     Machines  cannot  operate  on  Sundays;
- Machines cannot pay out net prizes of more than $125 per player per day in winnings;
-     There  cannot  be  more  than  five  machines  per  gameroom;
-     Each  gameroom  must  have  its  own  cashier/attendant;
-     Each  gameroom  must  have  a  separate  utility meter, firewall and exit.

     These regulations, while burdensome, do serve to protect the South Carolina gaming market from larger, national casino operators. Certain of these limitations are currently being considered for revision or elimination by the South Carolina legislature and thus these regulations may be changed significantly in the near future. It is expected that additional regulations will be placed on the operation of VGMs in South Carolina in the future. With the election of a new governor in South Carolina in November 1998, new regulations could include background checks for operators, online connection for reporting of the VGMs to the State Department of Revenue, and a new revenue tax and/or licensing structure.

     The Company is currently preparing to comply with the South Carolina regulatory requirements for online reporting for each VGM. Connection to this reporting system is forecasted for the third quarter of 1999. Specifications for the equipment necessary for this reporting include both hardware and software purchases during 1999. The Company has identified all equipment that would require software upgrades and replacement. The Company has allocated approximately $1.9 million of its 1999 capital budget to include these procurements; $700,000 in VGM purchases, $600,000 for software upgrades and $400,000 for peripheral on-line connection equipment.

     The recent election of a new governor in South Carolina and the recent decision by the South Carolina Supreme Court that video gaming machines do not violate the South Carolina Constitution are significant events. These events increase the likelihood that South Carolina's current regulatory system and licensing requirements will be substantially altered in the near future. However, at this time management cannot predict the changes which may be imposed or the impact that such changes may have on the Company's operations and profitability.

EMPLOYEES

     As of March 1, 1999, the Company had 41 full-time equivalent employees. The Company, under state bingo laws, has no employees involved in the actual operation of the charitable bingo centers, as the charities are responsible for hiring the employees to operate the bingo centers. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

     Note: the Company has relied on the following sources for industry information used in this report: International Gaming & Wagering Business (August 1997 & 1998); National Association of Fundraising Ticket Managers (1997, 1996 and 1995 Charity Gaming in North America Reports).

ITEM  2  -  DESCRIPTION  OF  PROPERTY
-------------------------------------

     The Company's principal executive offices are located at 1440 Charleston Highway, West Columbia, South Carolina, 29169. The Company leases space for the majority of its bingo operations in Texas, Alabama and South Carolina and in turn subleases its bingo centers to various charities. The Company is responsible for real estate taxes, insurance, common area maintenance and repair expenses on certain of its leases. The Company owns three of its bingo centers and its corporate headquarters in South Carolina. The Company believes that the condition of its leased and owned properties is good. No single property, leased or owned, amounts to 10% or more of the Company's total assets.

The following table summarizes the Company's leased properties as of March 1, 1999.

    State         City       Location Purpose  Location Name             Status
------------  -------------  ----------------  --------------  ---------------------------
Alabama       Mobile         Bingo Hall        Bingo Haven     Operating
              Mobile         Bingo Hall        Chickasaw       Operating
              Montgomery     Bingo Hall        Charity Bingo   Operating
South         Charleston     Bingo Hall        Beacon I        Operating
Carolina
              Charleston     Bingo Hall        Lucky I         Operating
              Charleston     Bingo Hall        Lucky II        Operating
              Charleston     Bingo Hall        Shipwatch       Operating
              Charleston     Bingo Hall        Ponderosa       Operating
              Charleston     Bingo Hall        Beacon II       Closed - lease expires 4/00
              Charleston     Bingo Hall        Lazy B/OB       Closed/Subleased- lease
                                                               expires 4/99
              Columbia       Bingo Hall        Garners Ferry   Closed   lease expires 7/99
                                               Road
              Darlington     Video Gaming      DMC             Operating
              North Augusta  Bingo Hall        RedWing         Closed  Subleased to video
                                                               gaming route operation
              North Augusta  Video Gaming      Double 7's      Subleased - part of route
                                                               operations
              North Augusta  Video Gaming      Golden Palace   Subleased  part of route
                                                               operations
              North Augusta  Video Gaming      Lucky 4         Subleased  part of route
                                                               operations
Texas         Abilene        Bingo Hall        Ambler          Operating
              Abilene        Bingo Hall        West Texas      Opens 3/99
              Amarillo       Bingo Hall        Lavaca          Operating
              Amarillo       Bingo Hall        Samaritan       Operating
              Austin         Bingo Hall        Fortune         Closed - lease expires 8/99
              Austin         Bingo Hall        Paradise        Operating
              Brownsville    Bingo Hall        Americana IV    Closed/Subleased
              Lubbock        Bingo Hall        Lucky           Operating
              Lubbock        Bingo Hall        Meeks           Operating
              Lubbock        Bingo Hall        Parkway         Operating
              McAllen        Bingo Hall        Americana I     Operating
              Odessa         Bingo Hall        Strike It Rich  Operating
              San Antonio    Bingo Hall        Blanco          Operating

ITEM  3  -  LEGAL  PROCEEDINGS
------------------------------

     In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively for purposes of this discussion as Furtney). On June 12, 1997, Furtney filed a lawsuit against the Company in the Circuit Court in Florida, alleging breach of contract on these purchases. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. Furtney seeks to recover damages in the amount of $900,000 related to these allegations. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company re-sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him. There can be no assurance of this result, however, and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

     In 1997 one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a legal action in the Federal U.S. District
Court in Columbia, South Carolina filed by video poker players. This action alleges various wrongful acts by the defendants, including allegations that certain of the defendants' video gaming operations in South Carolina: i) comprise a lottery, which violates the state constitution; ii) violate the state's daily net video gaming machine payout limit of $125 per player; iii) violate the state's single premise rule which only allows up to five video gaming machines per premise; and iv) violate the state's prohibition against beer and wine permit holders allowing gambling or games of chance. The plaintiffs in this action are attempting to have this action certified as a class action lawsuit. The plaintiffs seek to recover the money lost from playing video poker and to restrict or otherwise limit in various respects the manner in which video gaming operations are conducted in South Carolina. The District Judge certified questions for an advisory opinion of the South Carolina Supreme Court regarding whether video gaming constitutes an illegal lottery in South Carolina. The Supreme Court issued an opinion in November 1998 stating that video gaming does not constitute an illegal lottery. Other issues in this case are still pending in the District Court. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company.

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

     Additionally, on June 30, 1998, the South Carolina Department of Revenue announced that as of August 1, 1998, it would no longer allow beer and wine permits at any location that also offers video poker, based on its interpretation of the South Carolina statute noted above. However, in two separate state court cases, two state Circuit Court judges have entered injunctions prohibiting the Department of Revenue from enforcing its interpretation of the South Carolina statute at issue at the current time. At the current time, the Department of Revenue is issuing beer and wine permits for locations which also offer video poker. If this issue were to be decided in favor of the Department of Revenue, it would likely have a material adverse effect on the financial position and operations of the Company.

     On September 9, 1998, the Company filed a lawsuit in the Court of Common Pleas for the Fifth Judicial Circuit in Columbia, South Carolina, against two former directors, Greg Wilson and Robert Hersch, Investors Associates, Inc., which previously served as the Company's underwriter, and two former employees, Roy Stevens and Paul Hermelink. On February 26, 1999, the Company and Greg Wilson entered into a settlement with respect to this lawsuit and other issues and thus Greg Wilson has since been dismissed with prejudice from this lawsuit. The lawsuit seeks to recover both actual and punitive damages, as well as the return of profits wrongfully obtained and the return of assets, including common stock of the Company, wrongfully acquired, pursuant to various causes of action. On September 30, 1998, Greg Wilson and various family members filed suit against the Company in the Court of Chancery for the State of Delaware, which lawsuit was also dismissed with prejudice in connection with the settlement with Greg Wilson and various family members discussed above.

     On December 17, 1998, Roy Stevens, a former employee and current shareholder of the Company, filed a lawsuit against the Company, certain of its subsidiaries, and certain officers, directors and employees of the Company in the Court of Common Pleas for the Eleventh Judicial Circuit in Lexington, South Carolina. The lawsuit alleges that the defendants breached fiduciary duties, breached contracts, maliciously prosecuted the plaintiff, and engaged in various fraudulent and illegal acts. The plaintiff seeks to recover actual and punitive damages of an unspecified amount, seeks the reassignment of a lease agreement which secures a promissory note issued by the Company to the plaintiff, and seeks to have a receiver appointed to take control of the Company during the pendency of this lawsuit. The Company believes that this lawsuit is completely without merit and will defend itself vigorously. This lawsuit is in the early stages and discovery has not yet commenced. If this case were to be decided against the Company it would likely have a material adverse effect on the financial position and operations of the Company.

     The South Carolina legislature and the Governor of South Carolina are currently considering legislation that could significantly overhaul the regulatory framework for video poker in South Carolina and impose significantly higher taxes. Although it is anticipated that some legislation will be adopted in 1999, the details of such legislation and the impact of such legislation is not known at the current time. However, any such legislation, if adopted, could have a material adverse effect on the financial position and operations of the Company.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

     There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 1998.


                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
---------------------------------------------------------------------------

MARKET  INFORMATION

     The Company's Common Stock is traded on the NASDAQ SmallCap Market System under the symbol "BNGO". The following table shows the range of reported high and low closing bid prices for the Company's Common Stock for the periods indicated as reported on the NASDAQ Summary of Activity monthly reports.

Fiscal 1998:     High     Low      Fiscal 1997:    High     Low
--------------  ------  --------  --------------  -------  ------
First Quarter   $6 5/8  $  3 1/8  First Quarter   $2 5/16  $1 1/4
Second Quarter  $    4  $2 11/16  Second Quarter  $4 7/16  $1 1/2
Third Quarter   $3 1/8  $  1 3/4  Third Quarter   $ 7 7/8  $    4
Fourth Quarter  $    3  $ 1 5/16  Fourth Quarter  $10 1/2  $    5

SECURITY  HOLDERS

     As of March 5, 1999, the approximate number of record holders of the Company's Common Stock was 129 and the approximate number of beneficial shareholders was 2,679.

DIVIDENDS

     The Company has never paid, and currently has no intention to pay, any dividends on its Common Stock. The Company paid a 7% annual dividend on a quarterly basis on its convertible preferred stock, which was fully converted to Common Stock by December 1998.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On March 25, 1998, the Company issued 29,630 unregistered shares of Common Stock to Hal D. Ryan as partial consideration for the acquisition by the Company of Ambler Bingo, Inc., which operates a bingo facility in Abilene, Texas. On October 30, 1998, the Company issued 128,000 unregistered shares of Common Stock to Gary Mike Ehler as partial consideration for the acquisition by the Company of six corporations which operate six bingo halls, with three of the bingo halls located in Lubbock, Texas, two located in Amarillo, Texas, and one located in Odessa, Texas. In addition, during 1998 the Company issued a total of 2,381 unregistered shares of Common Stock to four employees of the Company pursuant to the Company's Employee Stock Purchase Plan, which stock was issued at a price of $2.55 per share. Each of the issuances of stock identified above was considered by the Company to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction by an issuer not involving any public offering.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

OVERVIEW

     American Bingo & Gaming Corp. was incorporated in 1994 to pursue bingo and gaming business opportunities. The Company believes that the North American non-casino video gaming and charitable bingo markets are highly fragmented, are overlooked by larger gaming companies, and are therefore attractive for consolidation. In fact, the Company is the largest public company consolidating the charitable bingo center industry in the U.S. The Company's strategy is to continue to rapidly grow its gaming and bingo operations through acquisitions, developments and internal growth.

     The Company's financial results from its gaming and bingo operations are determined by a number of factors:

-     attendance  and  customer  spending  at  the  Company's  facilities;
-     number  of  facilities  in  operation  and  idle  properties;
-     payout  percentage  paid  by  the  Company's  VGMs;
- lessor rents and allowable number of sessions conducted at the bingo centers;
-     operating  costs  and  overhead  costs;
-     competitor  locations;
-     market  conditions;  and
-     government  rules  and  regulations.

     The Company's freestanding video gaming operations have substantial personnel and operating costs and the Company's bingo centers have substantial rental costs. As a result of these high fixed costs, the financial results of these two business segments are particularly leveraged by customer attendance and spending. The Company's financial results are also subject to seasonal factors, with cooler months generally better than warmer months. These factors are a key element behind management's desire to continue to grow revenues and diversify operations through expansion and venue diversification.

     The Company's South Carolina video gaming route operations continue to be the major contributor to revenues. Texas and Alabama bingo expansions and existing operations also have improved profitability, which was offset by South Carolina bingo losses. The Company will continue to look for improvement in profitability through diversification of revenues and continued expansion both internal and external.

     During the second and third quarters of 1998, the Company reviewed its three business video gaming venues and the resulting contributions to the profit margin. As a result of this review, the Company reduced overhead costs and operational risks by restructuring the operations of the freestanding and bingo center locations, essentially converting these operating venues into route operations in November 1998. By doing this, the Company intends to increase profits and streamline operations while continuing to maintain control of the most desirable locations through subleasing and lease arrangements and maintain ownership of the VGMs. This reorganization also allowed the new management team and Board of Directors to focus on other improvements within the Company, and manage its growth.

     The Company expects 1999 to be a more profitable year in terms of its gaming and bingo segments. The Company's 1999 results of operations and its financial condition could be negatively affected if video gaming were abolished or adversely modified in South Carolina.

RESULTS  OF  OPERATIONS

COMPARISON OF FISCAL 1998 TO FISCAL 1997 (Note: Fiscal 1997 results have been restated to incorporate the historical financial operations of Gold Strike, Lucky 4 and Darlington Music Company 1997 pooled acquisitions.)

     The Company reported a net loss of $2.6 million for the year ended December 31, 1998 as compared to net income in 1997 of $1.7 million. The loss in 1998 was primarily attributable to changes in the South Carolina bingo market and the related cost of several idle properties on which the Company was paying rent but generating no value, write off of uncollectible accounts receivable and unusual corporate office relocation and other expenses.

     The Company expects overall earnings from operations to increase in 1999 as a result of the reorganization of the video gaming segment, expansion of the bingo segment in Texas and a reduction in future lease obligations primarily in South Carolina for closed or marginal bingo locations.

Revenues
--------

     During 1998, the Company acquired eight bingo centers in Texas in three unrelated purchase acquisitions. The Ambler Bingo Hall acquisition was completed in March 1998 and contributed $460,000 in revenues during 1998. Six additional halls were acquired in October 1998 as a single transaction, which contributed $302,000 in revenues during 1998.

     Total revenues increased by 26% to $15.4 million in fiscal 1998 from $12.2 million in fiscal 1997. Approximately $10 million, or 63%, of 1998 revenues were generated by the Company's South Carolina video gaming operations, versus $8.9 million, or 72%, in 1997. Approximately $4.9 million, or 31%, of 1998 revenues were comprised of charitable bingo rental receipts, paper sales and promoter fees, as compared to $2.9 million, or 24%, in 1997. The balance of revenues for each year was comprised of, supplies, vending, concessions and other miscellaneous sales. During 1998, approximately 33% of the Company's bingo related revenues were generated in South Carolina, 31% in Alabama and 36% in Texas, compared to 43%, 35% and 22%, respectively, in 1997.

     1998 revenues derived from South Carolina bingo operations decreased over 1997 as a direct result of changes in the bingo laws in October of 1997 and increased competition. During the second half of 1998, the Company experienced significant direct competition at certain South Carolina locations with attendance declining an average of twenty people per session, or 6%. The Company believes that appropriate marketing and operating strategies can reverse this trend. Significant tax changes in the South Carolina charitable bingo laws in 1997 also affected the results of operations in 1998. These changes require the charity bingo's to pay a direct tax of 16.5% of the total program value. The combination of these events reduces the amount of the charity proceeds available for payment to commercial lessors and promoters.

Costs  and  expenses
--------------------

     Total costs and expenses were $17.8 million in fiscal 1998 as compared to $11.0 million in fiscal 1997, an increase of 62%. This increase includes $4.0 million of write-offs and other unusual charges, or 23% of total costs and expenses. These write-offs and unusual charges relate to asset write-downs principally on non-performing bingo properties, future operating lease obligations on idle or unprofitable bingo centers, corporate office relocation, staff recruiting, legal and other unusual charges. Direct salaries and other compensation totaled $2.2 million in 1998 versus $2.0 million in 1997, consisting primarily of the Company's labor-intensive freestanding video gaming business in South Carolina during the first ten months of 1998. Rent and utilities totaled $2.4 million in 1998 versus $1.9 million in 1997, an increase of 27%, which resulted from the increase in the number of bingo and gaming centers under lease. Direct operating costs totaled $2.4 million in 1998 versus $1.6 million in 1997. Direct operating costs increased approximately $800,000 to 15% of total revenues in 1998 compared to 13% of total revenues in 1997. The Company's video gaming licenses increased approximately $500,000 and the Company had $2.5 million in fixed asset acquisition (mainly gaming machines) and improvements in 1998 which increased license expense and depreciation costs to $1.4 million and $2.1 million, respectively, compared to $900,000 million and $1.1 million, respectively, in 1997. General and administrative expenses totaled $4.8 million in 1998 versus $3.6 million in 1997. This increase in costs includes approximately $1.1 million pertaining to write-offs and other unusual charges as discussed below. The actual increase in general and administrative costs before write-offs and other unusual charges was approximately $124,000, or 3%, over 1997. The Company plans to continue reducing operating and administrative expenses relative to revenues in 1999 in order to improve profitability from its operations.

     The Company recorded $15,000 of net interest and other income in fiscal 1998 versus $257,000 in 1997. This is the result of the liquidation of investments considered susceptible to increased market risk, and from increased interest costs from the Company's use of a margin line of credit during 1998, offset partially by increased interest income.

     The Company's income tax expense for 1998 was $263,000 versus $204,000 in 1997. Taxes for 1998 consisted largely of state tax obligations, primarily in South Carolina and additional federal income taxes related to a prior acquisition. Income taxes, in 1997, were primarily federal and state income taxes paid by Darlington Music Company prior to acquisition by the Company, in addition to state income taxes related to the Company's other subsidiaries.

     As a result of management's operational and asset reviews during 1998, the Company recorded approximately $4 million of asset write-downs and other charges as follows:

     Asset  write-offs  recorded  in  1998  consist  of  the  following:

Write-offs related to idle or unprofitable bingo centers:
     Leasehold improvements                                $  660,000
     Goodwill                                                 436,000
     Future operating lease obligations                       555,000
Discontinued "8-Liner" gaming machines                        204,000
                                                           ----------
          Total asset write-offs                            1,855,000
                                                           ----------

Other  significant  unusual  charges  recorded  in  1998  include the following:

Uncollectible bingo advances, deposits and receivables              1,054,000
Allowance for doubtful bingo accounts receivable                      110,000
Uncollectible gaming advances, deposits and receivables                87,000
Expense recognition for company stock warrants issued in
     February 1998 for consulting and investment banking services     221,000
Previously capitalized legal, financial relations costs,
     and realized, unrecognized investment losses                     340,000
Travel, recruiting and personnel costs due to relocations             370,000
                                                                   ----------
          Total unusual charges                                     2,182,000
                                                                   ----------

                               Total write-offs and charges        $4,037,000
                                                                   ==========

     The Company recorded write-offs for impairment of goodwill and leasehold improvements of $1.1 million, write-offs of future operating lease obligations related to idle or unprofitable bingo centers of $555,000 ($273,000 of this amount is for 1998 lease obligations and $282,000 for post l998 lease obligations) and write-offs and provisions for doubtful accounts of $1.2 million. The asset write-offs increased general and administrative expenses by $204,000. The unusual charges increased general and administrative expenses by $931,000.

COMPARISON OF FISCAL 1997 TO FISCAL 1996 (Note: Fiscal 1997 and 1996 results have been restated to incorporate the historical financial operations of Gold Strike, Lucky 4 and Darlington Music Company from 1997 pooled acquisitions).

Revenues
--------

     Total revenues increased by 58% to $12.2 million in fiscal 1997 from $7.7 million in fiscal 1996. Approximately $8.9 million, or 72%, of 1997 revenues was generated by the Company's South Carolina video gaming operations, versus
$5.0 million, or 65%, in 1996. Approximately $2.9 million, or 24%, of 1997 revenues was comprised of charitable bingo rental payments, paper sales and promoter fees, as compared to $2.5 million, or 32%, in 1996. The balance of revenues for each year was comprised of paper, supplies, vending, concessions and other sales.

Costs  and  Expenses
--------------------

     Total costs and expenses were $11.0 million in fiscal 1997 as compared to $7.3 million in fiscal 1996, an increase of 50%, which was less than the Company's 58% revenue growth in 1997. Salaries and other compensation totaled $2.0 million in 1997 versus $900,000 in 1996, up largely due to the significant expansion of the Company's labor-intensive freestanding video gaming business in South Carolina in 1997. Rent and utilities totaled $1.9 million in 1997 versus $1.1 million in 1996, up due to the increase in the number of bingo and gaming centers under lease. Direct operating costs totaled $1.6 million in 1997 versus $1.4 million in 1996. Depreciation and amortization totaled $2.0 million in fiscal 1997 versus $1.4 million in fiscal 1996. This increase was primarily due to increased video gaming license amortization from the Company's expansion in the South Carolina video gaming markets. The Company added over $2.0 million in video gaming licenses, and $3.6 million in asset acquisitions, improvements, and capitalized costs in 1997, which significantly increased amortization and depreciation costs. General and administrative expenses totaled $3.6 million in 1997 versus $2.6 million in 1996. These costs increased due to the significant expansion of the Company's gaming business.

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

     Fiscal 1997 results included an extraordinary benefit of approximately $602,000 ($398,000 net of taxes) for the reduction of a note payable to the former operator of the Company's South Carolina properties. In addition, this gain was offset by expenses related to write-offs of capitalized start-up costs for South Carolina investments of over $400,000 from the early adoption of a new accounting policy requiring immediate expensing of start-up costs.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash and cash equivalents totaled $4 million at the end of 1998. Cash at December 31, 1998 represented approximately 21% of the Company's total assets of $19.0 million. Cash decreased in 1998 compared to 1997 primarily due to the conversion of previously outstanding preferred stock issued in 1997 and related cash payments of $1.1 million, repurchase of approximately 360,000 treasury shares for $1.1 million, payoff of a margin line of credit of $1.5 million, and other operational and reorganization expenses. The Company's liquidity also decreased during 1998 as the result of three bingo acquisition transactions in which the Company used $3.4 million in cash. The Company invested $2.5 million in property and equipment in 1998. Cash flows from operational activities totaled $800,000 in 1998 versus $1.2 million in 1997.

     Cash used in investing activities totaled $5.8 million in 1998 as compared to $2.5 million in 1997. Cash used in investing activities was principally $2.5 million related to equipment purchases, $3.4 million for bingo center acquisitions and $500,000 used in connection with notes receivable, offset by $400,000 from the sale of property and equipment.

     Cash used in financing activities totaled $3.0 million in 1998 compared to cash provided by financing activities of $11.9 in 1997. The principle source in 1997 was a warrant call of 2.3 million common stock purchase warrants in December 1997 that grossed $11.5 million and netted $11.1 for the Company. Cash used related to financing activities in 1998 included $1.1 million in Company treasury stock purchases, $1.1 million paid in connection with preferred stock conversions, $100,000 for preferred stock dividends paid, and $800,000 in net cash paid to reduce notes payable and capital lease obligations. Cash received related to financing activities also includes $50,000 related to stock options which were exercised and stock purchases under the Employee Stock Purchase Plan.

     At December 31, 1998, the Company had $19.0 million in total assets with total liabilities of less than $2.9 million and $16.0 million of shareholders' equity. Total assets include $4.0 million in cash, $1.7 million of net accounts and notes receivable, $6.3 million of property and equipment, $4.8 million of intangible assets, $1.5 million in prepaid video gaming licenses and $700,000 of other prepaid and other assets. Total liabilities primarily consist of note and capital lease obligations of $2.3 million.

     The Company's ongoing operational funding requirements include video gaming licenses on new and existing machines which are funded by cash at a cost of $4,000 for a two year license and is required for each of the Company's VGMs. There are currently no additional taxes on VGMs in South Carolina, although it is possible that variable taxes may be implemented in the future to replace or modify the current licensing structure. The operating lease obligations of the Company's bingo segment will continue to use cash derived from operations and the Company expects to renegotiate existing leases where possible and to structure future lease obligations consistent with expected future cash flows from the leased center's operations and fair market rental rates.

     The Company estimates that it will invest $5.3 million for capital expenditures relating to its existing operations in 1999. Approximately $1.9 million will be invested into computer hardware and software products and applications to expand and enhance its financial software applications and to convert its video gaming reporting system to comply with South Carolina's impending on-line system. The Company will continue to invest in additional video game machines and has planned to spend over $800,000 for these capital purchases. Approximately $2.4 million will be invested in gaming license renewals and increases. Funding for these capital expenditures will be from cash on-hand as well as from cash provided by operating activities and financing arrangements.

     The Company also intends to invest in the continued growth and diversification of its business venues. The Company intends to expand within the video gaming and charitable bingo markets and continue to evaluate acquisition opportunities on an ongoing basis. As with the Company's prior acquisitions, funding for these acquisitions, as determined by the nature of each acquired business or entity, will be with cash, common stock, notes payable or a combination thereof. The Company is also considering establishing a line of credit specifically directed toward acquisition funding.

NEW  ACCOUNTING  STANDARDS

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and Statement of Financial Accounting
Standards No. 132, "Employers' Disclosure about Pensions and Other Post-Retirement Benefits - an amendment to FASB Statement No. 87, 88 and 106" ("SFAS 132"). Adoption of these statements had no effect on the Company's consolidated financial position or results of operations.

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. Based upon current data the adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

YEAR  2000  ISSUE

     This issue is the result of computer programs that have been written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year rather than the year 2000 resulting in system failures or miscalculations. Management has conducted a comprehensive review of its computer systems to identify potential problems that could be caused by the Year 2000 issue. Management believes that, with an upgrade to its existing financial software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems or result in significant costs to become Year 2000 compliant. The upgrade to the financial software is provided under the

Company's existing maintenance contract and is scheduled for installation after the close of the first quarter of 1999. Furthermore, as a result of compliance with South Carolina's reporting requirements for VGMs, the Company has required suppliers of that equipment to provide certification of Year 2000 compliance. Other than these reporting requirements, the VGMs are not date dependent or driven and therefore do not present a Year 2000 issue. However, if the Company' computer systems or equipment were subject to undetected system failures or operational problems resultant from the Year 2000 issue, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company is currently in the process of certifying that the vendors and suppliers of its critical components and services are Year 2000 compliant and the Company expects certification to be completed by April 1999. The Company will rely on Year 2000 compliance on the part of public utility providers and all state and local regulatory agencies, although non-compliance could materially adversely affect the Company's operations and financial condition.

ITEM  7  -  FINANCIAL  STATEMENTS
---------------------------------

     The independent auditors' report, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.

Report of King Griffin & Adamson P.C.            F- 2
Consolidated Balance Sheet                       F- 3
Consolidated Statements of Operations            F- 4
Consolidated Statements of Stockholders' Equity  F- 5
Consolidated Statements of Cash Flows            F- 6 - F- 7
Notes to Consolidated Financial Statements       F- 8 - F- 29
Schedule II-Valuation and Qualifying Accounts    F- 30

ITEM  8  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     None


                                    PART III

ITEM  9 - DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE
--------------------------------------------------------------------------------
EXCHANGE  ACT
-------------

     In response to this item, the information included on pages 2 through 4 and pages 7 through 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999 is incorporated herein by reference.

ITEM  10  -  EXECUTIVE  COMPENSATION
------------------------------------

     In response to this item, the information included on pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999 is incorporated herein by reference.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

     In response to this item, the information included on pages 8 through 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999 is incorporated herein by reference.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------------------------------------------------------------

     In response to this item, the information included on pages 9 through 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999 is incorporated herein by reference.

ITEM  13  -  EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K
----------------------------------------------------------

EXHIBITS

EXHIBIT #                                     DESCRIPTION
   3.1  Certificate of Incorporation of the Company dated September 8, 1994, as amended October 17,
        1994, and further amended July 31, 1997 and August 13, 1998.
   3.2  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the
        Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).
   4.1  Rights Agreement dated August 4, 1998, between the Company and American Stock Transfer &
        Trust Company (incorporated by reference to Exhibit 1 of the Registration Statement on Form 8-
        A filed by the Company on August 13, 1998).
   4.2  Form of Subscription Agreement used in connection with issuance of Series A Convertible
        Preferred Stock to Plazacorp Investments Limited, P.R.I.F. #4, David Heller and Sam Reisman
        on August 1, 1997.
 10.1*  Amended and Restated 1994 Stock Option Plan.
 10.2*  Amended and Restated 1995 Employee Stock Option Plan.
 10.3*  1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 of the Annual
        Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).
 10.4*  Amended and Restated 1996 Employee Stock Option Plan.
 10.5*  Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).
  10.6  Agreement and Plan of Reorganization dated August 13, 1997, by and among the Company,
        Gold Strike Acquisition Corporation, Gold Strike, Inc. and Michael W. Mims (incorporated by reference to Exhibit 10.6. of the Quarterly Report on Form 10-QSB filed by the Company on
        August 14, 1998 for the quarter ended June 30, 1998).
  10.7  Agreement and Plan of Reorganization dated November 12, 1997, by and among the Company,
        Darlington Music Acquisition Corporation, Darlington Music Co., Inc. and George M. Harrison,
        Jr., Thomas M. Harrison and William W. Harrison (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

  10.8  Acquisition Agreement dated October 30, 1998 by and between the Company and Gary Mike
        Ehler, for the acquisition of Strike It Rich Bingo, Inc. (excluding the Exhibits thereto, which the
        Company shall submit supplementally if requested by the SEC), which Acquisition Agreement is the same form of contract used for the acquisition by the Company from Gary Mike Ehler of
        The Samaritan Associates, Inc., Meeks Management Company, Lavaca Enterprises,
        Incorporated, Lucky Bingo, Inc., and Parkway Bingo, Inc. (incorporated by reference to Exhibit
        2.1 of the Quarterly Report on Form 10-QSB filed by the Company on November 12, 1998 for the quarter ended September 30, 1998).  Attached to the Acquisition Agreement is a schedule summarizing the significant differences between this Acquisition Agreement and the Acquisition
        Agreements used for the acquisition of the other five entities.
 10.9*  Employment Agreement dated December 18, 1997 with George M. Harrison, Jr., as amended
        February 25, 1998 and as further amended July 27, 1998 (incorporated by reference to Exhibit
        10.13 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).
10.10*  Employment Agreement dated April 30, 1998 with Andre Marc Hilliou (incorporated by reference to Exhibit 10.14 of the Quarterly Report on Form 10-QSB filed by the Company on
        August 14, 1998 for the quarter ended June 30, 1998).
10.11*  Employment Agreement dated June 19, 1998 with Richard M. Kelley, as amended October 23,
        1998.
10.12*  Employment Agreement dated September 28, 1998 with Marie T. Pierson (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed by the Company on
        November 12, 1998 for the quarter ended September 30, 1998).
10.13*  Employment Agreement dated November 2, 1998 with Nancy Pollick.
10.14*  Consulting Agreement dated November 9, 1998 with Michael W. Mims.
 10.15  Mutual Release and Settlement Agreement dated July 24, 1998 with L. Gregory Wilson
        (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the
        Company on August 4, 1998).
 10.16  Severance Agreement dated July 24, 1998 with L. Gregory Wilson (incorporated by reference to
        Exhibit 99.3 of the Current Report on Form 8-K filed by the Company on August 4, 1998).
 10.17  Settlement Agreement, Compromise of Claims and Mutual Release dated February 26, 1999, by and among Gregory Wilson, Sally Stewart Wilson, Linda Bussey, the Linda Bussey Irrevocable
        Trust, Len Bussey, Barbara Wilson and the Company (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company on March 4, 1999).
 10.18  Promissory Note dated February 24, 1998, with George M. Harrison, Jr. (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-QSB filed by the Company on
        August 14, 1998 for the quarter ended June 30, 1998).
 10.19  Promissory Note and Security Agreement dated June 4, 1998 with Michael W. Mims
        (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).
 10.20  Master Coin Machine Agreement dated November 9, 1998, by and among the Company, Gold
        Strike, Inc., Mims & Dye Enterprises, LLC, Michael W. Mims and Danny C. Dye.

 10.21  Promissory Note dated November 9, 1998, between Gold Strike, Inc. and Mims & Dye
        Enterprises, LLC.
 10.22  Guaranty Agreement dated November 9, 1998 with Michael W. Mims and Danny C. Dye.
 10.23  Promissory Note dated February 18, 1999 between the Company and Mims & Dye Enterprises,
        LLC.
 10.24  Settlement Agreement dated January 27, 1997 with the State of Florida (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-QSB filed by the Company on
        August 14, 1998 for the quarter ended June 30, 1998).
 10.25  Form of Stock Purchase Warrant used in connection with warrant grant to Gaines Berland, Inc.,
        Peter Blum, Steven Blumberg and Lisa Evanchuk on February 6, 1998.
 10.26  Form of Common Stock Purchase Warrant used in connection with issuance of Series A
        Convertible Preferred Stock to Plazacorp Investments Limited, P.R.I.F. #4, David Heller and
        Sam Reisman on August 1, 1997.
 10.27  Form of Registration Rights Agreement used in connection with issuance of Series A
        Convertible Preferred Stock to Plazacorp Investments Limited, P.R.I.F. #4, David Heller and
        Sam Reisman on August 1, 1997.
  11.1  Computation of Earnings Per Share.
  21.1  Subsidiaries of the Company.
  27.1  Financial Data Schedule (for SEC use only).
     *  Denotes a management contract or compensatory plan or arrangement.

REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March  15,  1999

                                    AMERICAN  BINGO  &  GAMING  CORP.
                                    ---------------------------------
                                    (Registrant)
                                    By:  /s/  Andre  M.  Hilliou
                                    ---------------------------------
                                              Andre  M.  Hilliou
                                    Chairman of the Board, President and Chief
                                    Executive  Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                     DATE
---------------------------  --------------------------------  --------------
/s/ Andre M. Hilliou         Chairman of the Board, President
---------------------------
Andre M. Hilliou             and Chief Executive Officer       March 15, 1999


/s/ Richard M. Kelley        Vice President, Treasurer and
---------------------------
Richard M. Kelley            Chief Financial Officer           March 15, 1999


/s/ George M. Harrison, Jr.  Vice Chairman of the Board and
---------------------------
George M. Harrison, Jr.      Vice President                    March 05, 1999


/s/ James L. Hall
---------------------------
James L. Hall                Director                          March 15, 1999


/s/ A. Joe Willis
---------------------------
A. Joe Willis                Director                          March 07, 1999


/s/ Grover C. Seaton III
---------------------------
Grover C. Seaton III         Director                          March 08, 1999


/s/ Michael W. Mims
---------------------------
Michael W. Mims              Director                          March 11, 1999

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                                DECEMBER 31, 1998



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                                        Page No
----------------------------------------------------  -----------


INDEPENDENT AUDITORS' REPORT                                 F-2


FINANCIAL STATEMENTS:

  Consolidated Balance Sheet as of December 31, 1998         F-3


  Consolidated Statements of Operations
    Years Ended December 31, 1998 and 1997                   F-4


  Consolidated Statements of Stockholders' Equity
    Years Ended December 31, 1998 and 1997                   F-5


  Consolidated Statements of Cash Flows
    Years Ended December 31, 1998 and 1997             F-6 - F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            F-8 - F-29

SCHEDULE II - Valuation and Qualifying Accounts             F-30

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board  of  Directors
American  Bingo  &  Gaming  Corp.

We have audited the accompanying consolidated balance sheet of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. Our audits also included the financial statement schedule listed in the Index at F-1. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/  King  Griffin  &  Adamson  P.C.
------------------------------------
     King  Griffin  &  Adamson  P.C.


Dallas,  Texas
February  12,  1999



                    AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET

                                   DECEMBER 31, 1998


                                        ASSETS
                                        ------

Current Assets:
  Cash and cash equivalents                                               $ 3,953,401
  Accounts receivable net of allowance for
    doubtful accounts of $109,595                                             379,396
  Notes receivable - current portion ($81,999 to related parties),
    net of allowance for doubtful accounts of $195,595                        464,260
  Prepaid license expense - current portion                                 1,059,628
  Other prepaid expenses                                                      542,105
                                                                          ------------
      Total Current Assets                                                  6,398,790
                                                                          ------------

Property and Equipment - at cost, net of accumulated
    depreciation and amortization                                           6,257,849

Other Assets:
  Notes receivable, net of current portion ($468,654 to related parties)      876,631
  Prepaid license expense, net of current portion                             439,764
  Intangible assets, net                                                    4,837,874
  Other non-current assets                                                    171,664
                                                                          ------------
      Total Other Assets                                                    6,325,933
                                                                          ------------

TOTAL ASSETS                                                              $18,982,572
                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------

Current Liabilities:
  Notes payable - current portion                                         $   846,211
    ($93,199 to related parties)
  Capital leases payable - current portion                                    411,891
  Trade accounts payable                                                      140,310
  Accrued expenses and other current liabilities                              398,928
                                                                          ------------
      Total Current Liabilities                                             1,797,340
                                                                          ------------

Long-term Liabilities:
  Notes payable, net of current portion
    ($248,689 to related parties)                                             942,793
  Capital leases payable, net of current portion                              147,405
                                                                          ------------
      Total Long-term Liabilities                                           1,090,198
                                                                          ------------

Stockholders' Equity:
  Common stock, $.001 par value,
    authorized 20,000,000 shares,
    issued 9,849,582 shares                                                     9,850
  Additional paid-in-capital                                               23,166,076
  Treasury stock - 231,300 shares                                            (686,399)
  Accumulated deficit                                                      (6,394,493)
                                                                          ------------
      Total Stockholders' Equity                                           16,095,034
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $18,982,572
                                                                          ============


     See  notes  to  consolidated  financial  statements.


                          AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Years  Ended
                                                                               December  31,
                                                                        --------------------------

                                                                            1998          1997
                                                                        ------------  ------------
REVENUES:
  Video gaming                                                          $ 9,738,085   $ 8,874,257
  Bingo                                                                   4,855,532     2,921,386
  Other                                                                     851,839       427,492
                                                                        ------------  ------------

TOTAL REVENUES                                                           15,445,456    12,223,135
                                                                        ------------  ------------

COSTS AND EXPENSES:
  Direct salaries and other compensation                                  2,150,424     2,028,874
  Rent and utilities ($105,240 and $76,930 to related parties)            2,352,043     1,851,228
  Direct operating costs                                                  2,375,751     1,586,824
  Depreciation and amortization                                           2,087,477     1,103,952
  License expense                                                         1,398,636       852,317
  Write-offs of future operating lease obligations
    related to idle or unprofitable bingo centers                           282,270             -
  Write-offs and provisions for doubtful accounts                         1,202,467             -
  Write-offs for impairment of goodwill and leasehold improvements        1,109,845             -
  General and administrative                                              4,838,085     3,568,915
                                                                        ------------  ------------

TOTAL COSTS AND EXPENSES                                                 17,796,998    10,992,110
                                                                        ------------  ------------

OPERATING INCOME (LOSS)                                                  (2,351,542)    1,231,025

OTHER INCOME AND EXPENSES:
  Interest and investment income ($34,000 and $0 from related parties)      518,400       115,301
  Interest expense ($23,201 and $0 to related parties)                     (313,206)      (47,113)
  Other income and (expense)                                               (190,730)      189,331
                                                                        ------------  ------------

TOTAL OTHER INCOME AND EXPENSES                                              14,464       257,519

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY ITEM                                               (2,337,078)    1,488,544

PROVISION FOR INCOME TAXES                                                  263,144       203,688
                                                                        ------------  ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              (2,600,222)    1,284,856

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt of $602,327,
    net of income taxes of $204,791                                             ---       397,536
                                                                        ------------  ------------

NET INCOME (LOSS)                                                       $(2,600,222)  $ 1,682,392
                                                                        ============  ============

EARNINGS PER SHARE:
  Basic
    Net income (loss) before extraordinary item                         $      (.29)  $       .17
    Extraordinary item                                                          ---           .06
                                                                        ------------  ------------
      Net income (loss)                                                 $      (.29)  $       .23
                                                                        ============  ============
  Diluted
    Net income (loss) before extraordinary item                         $      (.29)  $       .16
    Extraordinary item                                                          ---           .05
                                                                        ------------  ------------
      Net income (loss)                                                 $      (.29)  $       .21
                                                                        ============  ============

  Weighted average shares outstanding - basic                             9,299,908     7,160,612

  Weighted average shares outstanding - diluted                           9,299,908     8,133,786


     See  notes  to  consolidated  financial  statements.

                                        AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Addtl.
                                                                           Addtl.        Paid-in
                                               -  Common  Stock  -        Paid-in        Capital-    Treasury     Preferred
Description                                    Shares        Value        Capital       Warrants       Stock         Stock
-------------------------------------------  -----------  ------------  ------------  ------------  ------------  ------------
Balance at 1/1/97                             6,792,622   $     6,348   $10,024,002   $ 1,026,750

Issuance of common stock pursuant to
Employee Stock Purchase Plan                     10,767            11        20,439

Issuance of common stock for services            74,000            74        86,871

Issuance of common stock for stock
purchase agreement                              300,000           300       205,950

Exercise of employee stock options              200,000           200       347,133

Issuance of common stock to employees            50,000            50        46,825

Subsidiary owner distributions

Purchase of subsidiary treasury stock          (444,448)                   (651,300)

Issuance of preferred stock                                               1,829,880                                         20

Issuance of common stock for purchase
of bingo halls                                    9,969            10        49,990

Preferred dividends paid in cash

Redemption of warrants                        2,293,995         2,294    12,150,332    (1,026,750)

Net income for the year ended 12/31/97
                                             -----------  ------------  ------------  ------------  ------------  ------------

  Balance at December 31, 1997                9,286,905         9,287    24,110,122           ---           ---            20
                                             -----------  ------------  ------------  ------------  ------------  ------------

Issuance of common stock pursuant to
Employee Stock Purchase Plan                      2,381             2         6,071

Issuance of warrants for services                                           221,616

Exercise of employee stock options               33,733            34        38,934

Cancellation of common stock                     (1,666)           (2)            2

Redemption of preferred stock and preferred
  stock dividends for cash and issuance of
  common stock                                  498,599           499    (1,063,182)                                      (20)

Preferred dividends paid in cash

Repurchase and cancellation of warrants
  and other warrant costs                                                   (48,561)

Issuance of common stock for purchase
of bingo halls                                   29,630            30        89,970

Repurchase of common stock under stock
buyback program                                (359,300)                                             (1,075,295)

Purchase of bingo halls with treasury stock     128,000                    (188,896)                    388,896

Net loss for the year ended 12/31/98
                                             -----------  ------------  ------------  ------------  ------------  ------------

  Balance at  December 31, 1998               9,618,282   $     9,850   $23,166,076           ---   $  (686,399)          ---
                                             ===========  ============  ============  ============  ============  ============


                                             Accumulated
Description                                    Deficit        Total
-------------------------------------------  ------------  -----------
Balance at 1/1/97                            $(4,941,637)  $ 6,115,463

Issuance of common stock pursuant to                            20,450
Employee Stock Purchase Plan

Issuance of common stock for services                           86,945

Issuance of common stock for stock                             206,250
purchase agreement

Exercise of employee stock options                             347,333

Issuance of common stock to employees                           46,875

Subsidiary owner distributions                  (402,169)     (402,169)

Purchase of subsidiary treasury stock                         (651,300)

Issuance of preferred stock                                  1,829,900

Issuance of common stock for purchase
of bingo halls                                                  50,000

Preferred dividends paid in cash                 (35,000)      (35,000)

Redemption of warrants                                      11,125,876

Net income for the year ended 12/31/97         1,682,392     1,682,392
                                             ------------  -----------

  Balance at December 31, 1997                (3,696,414)   20,423,015
                                             ------------  -----------

Issuance of common stock pursuant to
Employee Stock Purchase Plan                                     6,073

Issuance of warrants for services                              221,616

Exercise of employee stock options                              38,968

Cancellation of common stock                                       ---

Redemption of preferred stock and preferred
  stock dividends for cash and issuance of
  common stock                                    (1,983)   (1,064,686)

Preferred dividends paid in cash                 (95,874)      (95,874)

Repurchase and cancellation of warrants
  and other warrant costs                                      (48,561)

Issuance of common stock for purchase
of bingo halls                                                  90,000

Repurchase of common stock under stock
buyback program                                             (1,075,295)

Purchase of bingo halls with treasury stock                    200,000

Net loss for the year ended 12/31/98          (2,600,222)   (2,600,222)
                                             ------------  -----------

  Balance at  December 31, 1998              $(6,394,493)  $16,095,034
                                             ============  ===========



                 See notes to consolidated financial statements.


                            AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years  Ended  December  31,
                                                                           --------------------------

                                                                               1998          1997
                                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                                        $(2,600,222)  $ 1,682,392
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Write-off of long-lived assets                                             1,349,862           ---
  Depreciation and amortization                                              2,087,477       926,481
  Provision for uncollectible receivables                                      109,595           ---
  Loss (gain) on disposal of property and equipment                            858,397      (158,903)
  Compensation for common stock and warrant issues                             221,616       133,822
  Gain on debt extinguishment                                                      ---      (602,327)
  Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
      Accounts receivable                                                       89,913      (444,767)
      Prepaid licenses                                                         (50,551)     (622,967)
      Other prepaid expenses and current assets                               (396,802)      (47,863)
      Trade accounts payable                                                   (72,023)       24,321
      Accrued expenses and other current liabilities                          (775,568)      310,439
                                                                           ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITES                                       821,694     1,200,628
                                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions                                                (3,360,000)          ---
  Intangible expenditures                                                          ---      (909,768)
  Property and equipment expenditures                                       (2,539,630)   (1,364,839)
  Repayments of notes receivable ($81,999 and $0 from related parties)         246,540       190,505
  Issuance of notes receivable ($281,786 and $245,996 to related parties)     (498,391)     (355,782)
  Reductions of notes receivable allowance                                     (35,800)      (58,978)
  Proceeds from sale of property and equipment                                 420,135           ---
                                                                           ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                       (5,767,146)   (2,498,862)
                                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                       (404,945)     (346,735)
  Payments on notes payable ($62,931 and $0 from related parties)             (916,505)     (526,316)
  Proceeds from notes payable                                                  520,833       100,000
  Proceeds from issuance of common stock                                           ---       367,783
  Proceeds from warrant call, net of conversion costs                              ---    11,125,876
  Repurchase and cancellation and other warrant costs                          (48,561)          ---
  Purchase and cancellation of subsidiary treasury stock                           ---      (251,300)
  Purchase of treasury stock                                                (1,075,295)          ---
  Distribution and dividends to stockholders                                   (95,874)     (437,169)
  Proceeds from employee stock purchase plan issuances                           6,073           ---
  Proceeds from options exercises                                               38,968           ---
  Payments related to redemption of preferred stock                         (1,062,703)          ---
  Proceeds from issuance of preferred stock                                        ---     1,829,900
                                                                           ------------  ------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                            (3,038,009)   11,862,039
                                                                           ------------  ------------

NET INCREASE (DECREASE) IN CASH                                             (7,983,461)   10,563,805

CASH AT BEGINNING OF YEAR                                                   11,936,862     1,373,057
                                                                           ------------  ------------

CASH AT END OF YEAR                                                        $ 3,953,401   $11,936,862
                                                                           ============  ============


                 See notes to consolidated financial statements.

                      AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                         Years  Ended
                                                                         December  31,
                                                                      --------------------
                                                                        1998       1997
                                                                      --------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash payments:

    Interest                                                          $313,206  $   47,113
                                                                      ========  ==========

    Income taxes                                                      $624,889  $  442,005
                                                                      ========  ==========


  Non-cash transactions:

    Issuance of common stock and warrants for employment, services,
      and consulting fees                                             $221,616  $  133,822
                                                                      ========  ==========

    Acquisition of business in exchange for note payable
      ($400,000 and $0 from related parties)                          $400,000  $  400,000
                                                                      ========  ==========

    Acquisition of property and equipment in exchange
      for notes payable                                               $439,007  $1,093,140
                                                                      ========  ==========

    Gain on extinguishment of debt                                    $    ---  $  602,327
                                                                      ========  ==========

    Acquisition of property under capital leases                      $    ---  $1,235,812
                                                                      ========  ==========

    Acquisition of businesses in exchange for common stock            $290,000  $  256,250
                                                                      ========  ==========

    Purchase of treasury stock through asset distribution             $    ---  $  400,000
                                                                      ========  ==========



See  notes  to  consolidated  financial  statements.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1  -  BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES.


American Bingo & Gaming Corp. actively participates in the non-casino gaming market and U.S. Charitable bingo market. The Company's corporate headquarters is located in West Columbia, South Carolina, and the Company operates primarily through wholly owned subsidiaries in South Carolina, Texas and Alabama. The Company generates the majority of its revenues from video gaming operations in South Carolina, and also earns revenues from bingo centers in all three states.

PRINCIPLES  OF  CONSOLIDATION:
-----------------------------

The accompanying consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its subsidiaries (herein collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated on consolidation.

RECLASSIFICATIONS:
-----------------

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

MANAGEMENT  ESTIMATES:
---------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH  AND  CASH  EQUIVALENTS:
----------------------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts (approximately $2 million at December 31, 1998). To minimize concentration and credit risk, the Company places its cash with high credit quality institutions.

ACCOUNTS  RECEIVABLE:
--------------------

Accounts receivable consist principally of amounts due from charitable organizations which conduct bingo events at the Company's various bingo centers, and are generally payable within one month of the event. Receivables also include rent due from operators of concessions located within bingo centers. Video gaming receivables generally consist of temporary advances in connection with video gaming route locations. Accounts receivable are not secured. Management provides an allowance for doubtful accounts, which reflects its estimate of the uncollectable receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of receivables, net of allowance for doubtful accounts, at the balance sheet date.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED).


PREPAID  LICENSES:
-----------------

Prepaid licenses consist of video gaming, bingo and other operational licenses which are reviewed periodically to ensure their continued usefulness and ongoing commercial value. Video gaming licenses, the largest component of the Company's prepaid licenses, are required for the Company to operate its South Carolina video gaming machines. Video gaming licenses currently cost $4,000 per license for a two-year period, and are expensed over this period. The value of such licenses can be affected by regulatory issues and changes. The Company has recorded the net unrealized cost of its licenses as prepaid assets.

PROPERTY  AND  EQUIPMENT:
------------------------

The cost of equipment, furniture and fixtures is depreciated over the estimated useful lives of the assets ranging from four to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the lease or the esti-mated useful lives. The buildings are amortized over thirty-nine years, which approximates their estimated useful lives. Building improvements are amortized over their estimated useful lives ranging from seven to fifteen years. Upon sale, retirement or abandonment of assets, the related cost and accumulated deprecia-tion are eliminated from the accounts and gains or losses are re-flected in income. Repairs and maintenance expenditures, which do not extend asset lives, are expensed as incurred.

INTANGIBLE  ASSETS:
------------------

Intangible assets, which primarily consist of goodwill and non-compete covenants resulting from the acquisition of bingo entities, are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their recorded values. Goodwill, which represents the excess of the cost of assets acquired over the fair market value of those tangible assets on the date of their acquisition, is amortized over various periods ranging from three to ten years, consistent with the estimated useful life of the goodwill. Non-compete covenants are amortized over the periods of the stated benefits, ranging from one to five years, and are monitored for contractual compliance. If the projected undiscounted future cash flows related to the intangible assets are less than the recorded value, the intangible asset is written down to fair value.

REVENUE  RECOGNITION:
--------------------

The  Company  generates  revenues  from  the  following  sources:

(I)     VIDEO  GAMING:

     Video gaming revenues are recorded from the net "handle" of the Company's video gaming machines. The net "handle" is the total player spend less prizes paid by the machines. Video gaming revenues are derived from video gaming machines in bingo centers, freestanding locations and route operations. The video gaming revenues are split with route location owners, and operators of bingo centers and freestanding locations. The Company retains a percentage of all video gaming revenues generated in accordance with Coin Machine Agreements between the Company and the owners and operators. Video gaming revenues can vary depending on customer attendance and spending, games available, and the timing of prize payouts, which occur at random.

(ii)     BINGO:

     Bingo rents, paper sales and head tax payments are received from charitable organizations through various sub-lease agreements of the Company's bingo centers. Revenues are determined by customer attendance, spending and prize payouts, as well as state regulations which may dictate the number of bingo sessions a charity can conduct and rent limits that can be paid to a commercial lessor, such as the Company.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED).


(iii)     OTHER:

     Other revenues are earned from gaming license fee collections, concessions, vending machines, bingo supplies, pool tables and jukebox proceeds, and other sources.

INCOME  TAXES:
-------------

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases and financial reporting carrying amounts of assets and liabilities. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the "more-likely-than-not" recognition criteria.

PER  SHARE  DATA:
----------------

Basic earnings (loss) per share of common stock is calculated by dividing income
(loss) from continuing operations by the weighted average number of common shares actually outstanding during each period. Diluted earnings (loss) per share of common stock is calculated by dividing net income (loss) by the fully diluted weighted average number of common shares outstanding during each period, which includes dilutive stock options and convertible shares.

STOCK  BASED  COMPENSATION:
--------------------------

The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires companies that continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied (see Note 14).

COMPREHENSIVE  INCOME:
---------------------

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

NEW  ACCOUNTING  STANDARDS:
--------------------------

SFAS No. 133: In June 1998, the Financial Accounting Standards Board issued Standard No. 133 ("SFAS 133") - "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning in 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

SOP 98-5: In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities". This statement is required to be adopted for fiscal years beginning after December 15, 1998 and requires the expensing of all start-up costs, as defined, as they are incurred. The Company has voluntarily applied accounting policies consistent with SOP 98-5 for the years ended December 31, 1998 and 1997.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2  -  MATERIAL  ACQUISITIONS,  OPENINGS,  CLOSINGS  AND  REORGANIZATIONS.


On December 18, 1998, the Company acquired West Texas Bingo, Inc. for $60,000 cash. At the same time, the Company entered into a three year property lease in Abilene, Texas, commencing in February 1999. The Company is currently renovating this lease location and anticipates charitable bingo operations to begin near the end of the first quarter of 1999. The $60,000 purchase price was allocated to the fair value of the bingo license. The acquisition has been accounted for under the purchase method of accounting.

On November 9, 1998, the Company reorganized its South Carolina video gaming operations. The Company entered into a three year Master Coin Machine Agreement ("Agreement") with a third party operator that served to outsource the operations of the Company's non-route video gaming operations at eight video game machine centers. Under the agreement, the Company has agreed to provide the video game machines to be used at these video game centers and to lease or sublease such centers to the operator where appropriate. In return, the Company receives a fixed percentage of the gross revenues earned from these operations. The operator assumes all financial responsibility and liability for these operations under the Agreement, while the Company retains all ownership rights to the underlying video game machines and all related assets.

On October 30, 1998, the Company acquired six bingo centers in Texas. Three of the centers are in Lubbock, two in Amarillo, and one in Odessa. The total purchase price for this acquisition was $3.0 million which included $2.8 million cash and 128,000 shares of the Company's Common Stock valued at $200,000, based on the closing share price on October 30, 1998. The fair value of assets acquired and liabilities assumed included net operating assets of $284,640, goodwill of $2,515,360 and non-compete agreements of $200,000. The acquisitions have been accounted for under the purchase method of accounting.

On March 25, 1998, the Company acquired Ambler Bingo, a bingo center in Abilene, Texas. Total consideration for the acquisition was $990,000, and included $500,000 cash, $400,000 of notes, and 29,630 shares of Company Common Stock valued at $90,000 based on the closing price on March 25, 1998. The fair value of assets acquired and liabilities assumed resulted in net operating assets of $31,923, goodwill of $833,077, and a non-compete agreement of $125,000. The acquisition has been accounted for under the purchase method of accounting.

Unaudited pro forma financial information for the years ended December 31, 1998 and 1997, as though the Ambler and the six Texas halls acquisitions had occurred January 1, 1997, is as follows:

                                        1998         1997
                                    ------------  -----------
  Revenues                          $16,969,657   $14,185,556
                                    ============  ===========
  Net income (loss)                 $(2,049,043)  $ 1,942,762
                                    ============  ===========
  Basic earnings (loss) per share   $      (.22)  $       .27
                                    ============  ===========

At the end of 1997, the Company closed its double bingo center in Brownsville, Texas and sublet the property to a federal government agency for the balance of the lease life.

On December 18, 1997, the Company acquired Darlington Music Company, Inc. ("DMC"), a South Carolina video gaming route business. The acquisition was consummated in a stock-for-stock transaction, with the Company exchanging 1,000,000 shares of its common stock for 100% of the issued and outstanding shares of DMC. There was no cash or other consideration. This acquisition was accounted for as a pooling of interests, and DMC's historical financial results have been combined with the Company's financial results. A principal in this acquisition is a director of the Company.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2  -  MATERIAL  ACQUISITIONS,  OPENINGS,  CLOSINGS  AND  REORGANIZATIONS
------------------------------------------------------------------------------
(CONTINUED).
------------


In November of 1997, the Company cancelled a stock purchase agreement with the manager of its West Columbia, South Carolina bingo and gaming property due to poor financial performance and construction cost over-runs on new developments. The Company and the manager mutually agreed to reduce the Company's note payable balance to the manager from $657,000 to $100,000, plus past due payments of $45,000, resulting in a one-time extraordinary gain of approximately $602,000 for the Company. The gain on extinguishment of debt is reflected as an extraordinary item net of income taxes of approximately $205,000. The Company also canceled the employment agreement with this manager. In exchange, the Company agreed to reduce the lock-up on this manager's 300,000 shares of Company stock from two years to one year. The Company retained all other assets acquired in the original stock purchase agreement. The Company originally entered into this stock purchase agreement in early 1997, while at the same time acquiring a South Carolina corporation, related equipment and minority lease ownership rights. In exchange, the Company provided the manager with $1.0 million of consideration, including a note for $740,000, 300,000 shares of Company Common Stock valued at $206,000, and cash of $50,000. The purchase price exceeded the net tangible asset value acquired, resulting in goodwill of approximately $1,016,000, which is being amortized on a straight-line basis over five years.

On October 9, 1997, the Company acquired Lucky 4, Inc. ("Lucky 4") a South Carolina corporation engaged in the video gaming business. This acquisition was consummated in a stock-for-stock transaction, with the Company exchanging 358,000 shares of its common stock for 100% of the issued and outstanding shares of Lucky 4. There was no cash or other consideration. This acquisition was accounted for as a pooling of interests, and Lucky 4's historical financial results have been combined with the Company's financial results.

In August of 1997 the Company acquired two bingo centers in Charleston, South Carolina, Beacon I and Beacon II, for cash and stock consideration totaling
$175,000. The Company recorded this acquisition as a purchase. The Company closed the Beacon II center at the end of 1997 due to lack of profitability. The Company wrote off the remaining goodwill during 1998 due to poor performance of Beacon I.

On August 25, 1997, the Company acquired Gold Strike, Inc. ("Gold Strike"), a South Carolina corporation engaged in the video gaming business. This acquisition was consummated in a stock-for-stock transaction, with the Company exchanging 827,680 shares of its common stock for 100% of the issued and outstanding shares of Gold Strike. There was no cash or other consideration. This acquisition was accounted for as a pooling of interests, and Gold Strike's historical financial results have been combined with the Company's financial results. A principal in this acquisition is a director of the Company.

In June of 1997 the Company acquired four bingo centers in Charleston, South Carolina. The Company acquired the Lucky, Shipwatch, Ponderosa and Sea Galley bingo centers for $1.2 million, comprised of $750,000 in cash, $400,000 in notes, and 9,969 shares of Company stock valued at $50,000. The Company recorded these acquisitions as purchases. The purchase price exceeded the net tangible asset value resulting in the recording of goodwill of approximately $1.0 million, amortized on a straight-line basis over three to five years, consistent with the remaining property lease periods. The Company subsequently closed the Sea Galley center due to lack of profitability. During the fourth quarter of 1998, the Company reassessed the value of the goodwill based on expected future cash flows. As a result of this analysis, in conjunction with considered cash flow projections, market and business risks, the Company wrote off the residual goodwill associated with the Shipwatch and Ponderosa bingo centers at December 31, 1998. The remaining goodwill, related to the Lucky bingo center, is not considered to be impaired and will continue to be amortized, on a straight-line basis, over the remaining property lease period.

All acquisitions accounted for as purchases reflect the operations of the acquired entities from the respective dates of acquisition. The results of operations for all entities accounted for as poolings are included for all periods presented.

------
                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  3  -  PROPERTY  AND  EQUIPMENT.


     Property  and  equipment  at  December  31, 1998 consists of the following:

    Land                                              $   189,671
    Buildings                                             379,342
    Building and leasehold improvements                 2,350,265
    Video gaming machines and bingo equipment           7,044,703
    Equipment, furniture and fixtures                   1,040,743
    Automobiles                                           302,425
                                                      ------------
                                                       11,307,149
    Less:  Accumulated depreciation and amortization   (5,049,300)
                                                      ------------

  Property and equipment, net                         $ 6,257,849
                                                      ============

Property and equipment at December 31, 1998 includes $1.3 million of assets held under capital leases, related accumulated amortization of $293,000. Related amortization expense charged to operations for the years ended December 31, 1998 and 1997 was $184,000 and $109,000, respectively.

Depreciation and amortization expense charged to operations for the years ended December 31, 1998 and 1997 was $1,445,000 and $798,000, respectively.



NOTE  4  -  INTANGIBLE  ASSETS.


Amortization expense charged to operations for the years ended December 31, 1998 and 1997 was $642,000 and $306,000, respectively.

     Intangible  assets  at  December  31,  1998  consists  of  the  following:

    Goodwill                                          $5,095,436
    Covenants not to compete                             553,891
                                                      -----------
                                                       5,649,327
    Less:  Accumulated amortization                     (811,453)
                                                      -----------

  Intangible assets, net of accumulated amortization  $4,837,874
                                                      ===========

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  5  -  NOTES  RECEIVABLE.

Receivables from the sale of the Company's Florida bingo centers:
-----------------------------------------------------------------
A promissory note due in equal monthly installments of $21,000 for 6 months of the year and $11,000 for 6 months of the year, including interest at 12% per
annum, maturing October 2001, secured by certain assets                               $  815,514

Various other promissory notes due in monthly installments of $5,400 to $13,300, including interest at 9% to 12% per annum, due on demand,
secured by certain assets and personal property                                           47,150

Other Receivables:
------------------
A promissory note, with a related party, due on maturity, including interest at 7%
per annum, maturing May 2001, secured by pledged Company common stock                    296,353

Three promissory notes, with related parties, due in equal annual installments of
81,999, plus simple interest 8%, maturing May 2001, un-secured                          163,997

A promissory note, with a third party, due on maturity, including interest at 10%
per annum, maturing May 1999, secured by personal property                                80,667

Various other promissory notes, with third parties, due in monthly installments of
100 to $4,000, including interest at 6% to 10% per annum, maturing from May
1999 to September 2001, secured by personal property                                     132,805
                                                                                      -----------
                                                                                       1,536,486

Less: Allowance for doubtful accounts                                                   (195,595)
                                                                                      -----------

Notes receivable, net of allowance for doubtful accounts                              $1,340,891
                                                                                      ===========

The financial statements include an allowance for collectibility of the Florida notes receivable of $195,595. The creditor is depositing note payments into an escrow account pending resolution of litigation (see Note 16). At December 31, 1998 the amount held in escrow is $126,517. If the Company were unable to collect on the notes, and is unable to sell the underlying assets at their estimated fair market value, the amount realized could be substantially less than net amount of $493,402 (which is the note balance at December 31, 1998 of $815,514 less the allowance and escrow accounts).

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  6  -  WRITE-OFFS  AND  CHARGES.


In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company recognizes impairment losses when facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the difference between management's estimate of discounted future cash flows and carrying value of the asset is recorded as an impairment.

In the second and fourth quarters of 1998, the Company recorded approximately $4 million of asset write-downs related to future operating lease obligations on idle or unprofitable bingo centers, corporate office relocation, and other unusual charges to reduce non-performing assets to their net realizable values.


  Asset  write-offs  recorded  in 1998 in accordance with SFAS 121 consist of the  following:
    Leasehold improvements                                                   $  660,000
    Goodwill                                                                    436,000
    Future operating lease obligations                                          555,000
  Discontinued "8-Liner" gaming machines                                        204,000
                                                                             ----------
         Total asset write-offs                                               1,855,000
                                                                             ----------

  Other significant unusual charges recorded in 1998 include the following:

  Uncollectible bingo advances, deposits and receivables                      1,054,000
  Allowance for doubtful bingo accounts receivable                              110,000
  Uncollectible gaming advances, deposits and receivables                        87,000
  Expense recognition for company stock warrants issued in
    February 1998 for consulting and investment banking services                221,000
  Previously capitalized legal, financial relations costs,
    and realized, unrecognized investment losses                                340,000
  Travel, recruiting and personnel costs due to relocations                     370,000
                                                                             ----------
         Total unusual charges                                                2,182,000
                                                                             ----------

         Total unusual charges                                               $4,037,000
                                                                             ==========


The asset write-offs increased general and administrative expenses by $204,000. The unusual charges increased general and administrative expenses by $931,000.



NOTE  7  -  EXTRAORDINARY  ITEM.


In November 1997, the Company and a former bingo and gaming center manager in South Carolina mutually agreed to amend their stock purchase agreement. Under this agreement, the Company's note payable to this manager was reduced from $657,000 to $100,000, and $45,000 of past due payments were forgiven, creating a one-time extraordinary gain of $602,000, ($398,000 net of taxes) in 1997. In exchange, the Company agreed to reduce the lockup on the manager's 300,000 shares of Company stock from two years to one year. The Company retained all other assets acquired in this acquisition.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8  -  NOTES  PAYABLE.


Notes  payable  at  December  31,  1998  consist  of  the  following:

Installment note payable to a third party, due in monthly installments of $17,728,
including interest at 6%, maturing June 1999                                          $  104,533

Installment note payable to a financial institution, due in monthly installments of
15,615, including interest at 7.75%, maturing December 1999, secured by certain
equipment                                                                                175,874

Installment note payable to a third party, due in monthly installments of $13,570,
including interest at 13.6%, maturing January 2001, secured by certain equipment         334,165

Installment note payable to a third party, due in monthly installments of $5,009,
including interest at 13.5%, maturing January 2001, secured by certain equipment         104,842

Installment note payable to a third party, due in monthly installments of $1,525,
including interest at 13.3%, maturing March 2001, secured by certain equipment            35,234

Installment note payable to a third party, due in monthly installments of $2,240,
including interest at 13.9%, maturing April 2001, secured by certain equipment            53,340

Installment note payable to a third party, due in monthly installments of $4,220,
including interest at 12.7%, maturing June 2001, secured by certain equipment            107,919

Installment note payable to a third party, due in monthly installments of $10,162,
including interest at 13.1%, maturing December 2001, secured by certain equipment        295,803

Installment note payable to a third party, due in monthly installments of $7,069,
including interest at 12.5%, maturing January 2002, secured by certain equipment         208,345

Installment note payable to a related party, due in monthly installments of $9,765,
including interest at 8%, maturing May 2002                                              338,949

Installment note payable to an individual, due on demand, non-interest bearing,
unsecured                                                                                 30,000
                                                                                      -----------
                                                                                       1,789,004
  Less current installments                                                             (846,211)
                                                                                      -----------
  Notes payable, net of current portion                                               $  942,793
                                                                                      ===========






Principle payments on notes payable for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,
-------------------------
1999                       $  846,211
2000                          553,101
2001                          356,424
2002                           33,268
Thereafter                        ---
                           ----------
                           $1,789,004
                           ==========

======
                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  9  -  OBLIGATIONS  UNDER  CAPITAL  LEASES.


In 1997, the Company entered into obligations under capital leases totaling $1,235,812. The capital lease obligations are due in monthly and quarterly installments ranging from $991 to $57,450, including interest at 11.67% to 14.3%, and final maturity of June 2000.

     Future minimum payments due under capital lease obligations are as follows:

Years Ending December 31,
-------------------------
1999                                                      $ 456,079
2000                                                        169,537
                                                          ----------
Total future minimum lease payments                         625,616

Less amount representing interest                           (66,320)
                                                          ----------

Present value of minimum lease payments                     559,296

Less current installments                                  (411,891)
                                                          ----------

Obligations under capital leases, net of current portion  $ 147,405
                                                          ==========

NOTE  10  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS.


SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.

The carrying amount and fair value of notes receivable and notes payable at December 31, 1998 are as follows:

                        Carrying Amount   Fair Value
                        ----------------  -----------
Notes receivable        $      1,340,891  $ 1,362,935
Capital leases payable           559,296      559,296
Notes payable                  1,789,004    1,767,653

The fair values of the Company's fixed rate notes receivable and notes payable have been estimated based upon relative changes in the Company's borrowing rates since origination of the fixed rate debt.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  11  -  INCOME  TAXES.


A reconciliation of the expected federal income tax (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 1998 and 1997 is as follows:


                                                                  1998        1997
                                                             ----------  ----------
    Expected income tax (benefit)                            $(884,075)  $ 506,105
    Amounts not deductible for federal income tax purposes      53,730      11,631
    State income taxes, net of federal income tax              163,806      63,036
    Exercise of stock options                                      ---    (204,000)
    Effective tax on unincorporated business acquired              ---    (207,860)
    Additional income taxes related to DMC (acquisition
      accounted for as a pooling)                               99,336         ---
    Effect of change in 1997 net operating loss                207,374         ---
    Change in valuation allowance                              622,973      34,776
                                                             ----------  ----------
                                                             $ 263,144   $ 203,688
                                                             ==========  ==========

The provision for income taxes consists of the following:

                                                                  1998        1997
                                                             ----------  ----------
    Current year income taxes:
      Federal                                                $  99,336   $ 140,652
      State                                                    163,808      63,036
    Deferred income taxes:
      Federal                                                      ---         ---
      State                                                        ---         ---
                                                             ----------  ----------
                                                             $ 263,144   $ 203,688
                                                             ==========  ==========

Deferred  tax  assets  and  liabilities  as of December 31, 1998 are as follows:

    Current deferred tax asset                              $   110,900
    Current deferred tax liability                                  ---
    Valuation allowance for current deferred tax asset      $  (110,900)
                                                            ------------
      Net current deferred tax asset                                ---
                                                            ============

    Non-current deferred tax asset                          $ 1,377,063
    Non-current deferred tax liability                          (30,103)
    Valuation allowance for non-current deferred tax asset   (1,346,960)
                                                            ------------
      Net non-current deferred tax asset                    $       ---
                                                            ============

The current deferred tax asset results primarily from differences in contingency and valuation reserves for financial and federal income tax reporting purposes. The non-current deferred tax asset results from differences in amortization of goodwill and the non-compete agreements, and asset write-off and reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses. The non-current deferred tax liability results from differences in depreciation of fixed assets for financial reporting purposes and federal income tax purposes. The net deferred tax asset has a 100% valuation allowance due to the uncertainty of generating future taxable income.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  11  -  INCOME  TAXES  (CONTINUED).


At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2.1 million that begin expiring in the year 2009. The utilization of the net operating loss is subject to limitations in accordance with 382 of the Internal Revenue Code.

During 1997, the Company deducted, for income tax purposes, approximately $600,000 related to employee stock options exercised which were not deductible for financial reporting purposes. The related tax benefit of this permanent tax difference, approximately $204,000, has been recorded as additional paid-in capital. However, a valuation allowance has been established for the benefit due to the uncertainty of generating future taxable income, which is included in the above valuation allowance for non-current deferred tax assets. In the event that the Company generates future taxable income, the related allowance will be reduced and the full benefit will be recognized as an increase to equity.



NOTE  12  -  SHAREHOLDERS'  EQUITY.


During 1998 the Company issued 498,599 shares of its common stock and paid $1,062,703 in cash and $1,983 derived from converted preferred dividends in connection with the redemption of all outstanding preferred shares to common stock. These common shares were issued at the $4.00 per share floor price or at the existing fair market value above the floor price accumulated deficit. The Company recorded a reduction of $1,063,182 to additional paid-in capital related to these conversions and redemptions. Preferred stock dividends of $95,874 were paid during 1998 and recorded against accumulated deficit for preferred share dividends due prior to the redemption dates.

During 1998 the Company repurchased and cancelled 76,475 warrants for $38,237 and incurred additional warrant exercise costs of $10,321 related to the 1997 warrant call.

On October 30, 1998, the Company issued 128,000 shares of treasury stock related to the acquisition of the six bingo centers in Texas. These shares were valued at the existing fair market value of $1.56 per share, totaling $200,000. The net effect of the issuance of treasury stock was recorded as a $388,896 reduction of treasury stock and a $188,896 reduction to additional paid-in capital. All of the shares issued are subject to Company re-sale lockup agreements of one to three years.

The Company issued 2,381 shares of its common stock in July 1998 pursuant to purchases under the Company's Employee Stock Purchase Plan. These shares were issued at $2.55 per share, pursuant to the Plan purchase price for the six-month plan period of January 1 through June 30, 1998. The Company recognized $6,071 in equity proceeds through voluntary payroll deductions pursuant to these plan purchases.

The Company's Board of Directors authorized the Company to purchase up to 1.0 million shares of its common stock in open market or privately-negotiated transactions over an unlimited period of time, beginning in the second quarter of 1998. The Company repurchased 359,300 of its common shares for $1,075,295 through its stock buyback program during the second and third quarters of 1998. The price per share to repurchase these shares ranged from $2.12 to $3.75. At December 31, 1998, the Company holds 231,300 treasury shares with a cost of $686,399 which equates to an average price per share of approximately $2.97.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  12  -  SHAREHOLDERS'  EQUITY  (CONTINUED).


On March 25, 1998, the Company issued 29,630 shares of common stock as partial consideration related to the acquisition of Ambler Bingo. These shares were valued at the existing fair market value of $3.04 per share, totaling $90,000.

During the first quarter of 1998 the Company issued 33,733 shares of its common stock pursuant to employee stock option exercises. These option shares were exercised and issued at $1.17 per share and resulted in an increase to additional paid-in capital of $38,968.

In February 1998, the Company entered into a one year agreement for financial consulting and investment banking services in exchange for warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.88 per share. The warrants vest and become fully exercisable on February 6, 1999 and expire on February 4, 2004. The Company recorded expense of $221,616 during 1998 related to these warrants. This amount represents managements estimate of the fair value of these warrants at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 84%; and an expected life of the warrant of 3 years.

In December 1997, the Company redeemed 2,293,995 of its Redeemable Common Stock Purchase Warrants pursuant to the Company's warrant call in November of 1997. Each warrant was converted into one share of Company common stock at the price of $5.00 per share. The Company grossed $11.5 million from this transaction, and netted $11.1 million after associated financing costs.

The Company issued 2,495,649 shares of its common stock in 1997 for various acquisitions in South Carolina. In December, the Company issued 1,000,000 shares in the stock-for-stock acquisition of the Darlington Music Company video gaming route business. In October, the Company issued 358,000 shares in the stock-for-stock acquisition of the Lucky 4 video gaming business. In September, the Company issued 827,680 shares in the stock-for-stock acquisition of Gold Strike video gaming business, and issued 9,969 shares in the acquisition of two bingo centers. Early in the first quarter of 1997, the Company issued 300,000 shares in a stock purchase acquisition of a bingo center, equipment and various corporations. All of the shares issued for these acquisitions, excluding the 9,969 tranche, were subject to Company re-sale lockup agreements of one to three years.

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



NOTE  12  -  SHAREHOLDERS'  EQUITY  (CONTINUED).


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



NOTE  13  -  EARNINGS  PER  SHARE.


A  reconciliation  of  basic to diluted earnings (loss) per share is as follows:


                                                      Years  ended  December  31,
                                        ---------------------------------------------------
                                                   1998                      1997
                                        --------------------------  -----------------------
                                           Basic        Diluted        Basic      Diluted
Numerator:
--------------------------------------
  Net income (loss)                     $(2,600,222)  $(2,600,222)  $1,284,856   $1,284,856
  less preferred dividends                  (97,857)      (97,857)     (58,333)         ---
                                        ------------  ------------  -----------  ----------

  Income (loss) available to
  common stockholders                   $(2,698,079)  $(2,698,079)  $1,226,523   $1,284,856
                                        ============  ============  ===========  ==========

Denominator:
--------------------------------------
  Weighted average shares outstanding     9,299,908     9,299,908    7,160,612    7,160,612
  Effect of dilutive securities:
    Preferred stock                             ---           ---          ---      220,620
    Stock options and warrants                  ---           ---          ---      752,554
                                        ------------  ------------  -----------  ----------

  Weighted average shares outstanding     9,299,908     9,299,908    7,160,612    8,133,786
                                        ============  ============  ===========  ==========

  Earnings (loss) per share before
    extraordinary item                  $      (.29)  $      (.29)  $      .17   $      .16
                                        ============  ============  ===========  ==========

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  14  -  ACCOUNTING  FOR  STOCK  BASED  COMPENSATION.


The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options. At December 31, 1998, the Company has implemented four shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 2,000,000 common shares over ten years from the date of each plan's approval. At December 31, 1998, a total of 1,175,600 options are outstanding under these plans. An additional 141,525 options for shares are outstanding to non-employees outside of these plans as of the end of 1998.

A  summary  of  the  Company's  stock  option  plans  is  as  follows:

                      Employee Stock Plans  Other Compensatory  Combined Total
                         ------------------  ----------------  ---------------
                                    Weighted          Weighted
                                     Average          Average
                                    Exercise          Exercise
                          Options    Price   Options   Price      Options
                         ----------  ------  --------  ------  ---------------
Outstanding at 12/31/96  1,059,999   $ 1.59      ---   $  ---       1,059,999
  Granted                  526,667     1.00  218,000     4.53         744,667
  Exercised               (200,000)    1.72      ---      ---        (200,000)
  Forfeited                    ---      ---      ---      ---             ---
                         ----------  ------  --------  ------  ---------------
Outstanding at 12/31/97  1,386,666     2.89  218,000     4.53       1,604,666

  Granted                  531,000     3.36      ---      ---         531,000
  Exercised                (33,733)    1.18      ---      ---         (33,733)
  Forfeited               (708,333)    3.60  (76,475)    5.50        (784,808)
                         ----------  ------  --------  ------  ---------------
Outstanding at 12/31/98  1,175,600   $ 2.43  141,525   $ 4.00       1,317,125
                         ==========  ======  ========  ======  ===============

The fair value of options issued during 1998 and 1997 was $1,305,753 and $711,591, respectively.

The following table summarizes information about options outstanding at December 31, 1998 and 1997 under the Employee Stock Plan:

                             Options  Outstanding                            Options  Exercisable
                         -----------------------------                   ----------------------------
                                       Weighted  Avg.
           Range of        Number        Remaining       Weighted Avg.     Number      Weighted Avg.
       Exercise Prices   Outstanding  Contractual Life  Exercise Price   Exercisable  Exercise Price
       ----------------  -----------  ----------------  ---------------  -----------  ---------------
1998:  $   0.96 - $6.16    1,175,600         4.7 years  $          2.43      710,422  $          2.19
1997:  $   0.96 - $6.25    1,386,666         3.9 years  $          2.89      430,001  $          1.53

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  14  -  ACCOUNTING  FOR  STOCK  BASED  COMPENSATION  (CONTINUED).


The following table summarizes information about other compensatory stock options outstanding at December 31, 1998 and 1997:

                             Options  Outstanding                            Options  Exercisable
                         -----------------------------                   ----------------------------
                                       Weighted  Avg.
           Range of        Number        Remaining       Weighted Avg.     Number      Weighted Avg.
       Exercise Prices   Outstanding  Contractual Life  Exercise Price   Exercisable  Exercise Price
       ----------------  -----------  ----------------  ---------------  -----------  ---------------
1998:  $   3.00 - $5.50      141,525         3.4 years  $          4.00      141,585  $          3.99
1997:  $   3.00 - $5.50      218,000         3.2 years  $          4.53       85,000  $          3.00

The options granted in 1998 and 1997 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

                                          Years  ended  December  31,
                                           -------------------------
                                               1998          1997
                                           -----------  ------------
Net income (loss)            As reported  $(2,600,222)  $1,682,392
                             Pro forma    $(2,900,623)  $1,069,196

Basic earnings per share     As reported  $      (.29)  $      .23
                             Pro forma    $      (.32)  $      .15

Diluted earnings per share   As reported  $      (.29)  $      .21
                             Pro forma    $      (.32)  $      .13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 1998; dividend yield of 0%, expected volatility of 84%, risk free interest rates estimated at 6.0%, and an expected life of 3 years. The following assumptions were used for grants in 1997; dividend yield at 0%, expected volatility at 76%, risk free interest rates estimated at 6.0%, and an expected life of 1-3 years.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  15  -  RELATED  PARTY  TRANSACTIONS.


At December 31, 1998, notes receivable included promissory notes receivable from related parties totaling $460,000. The interest rates range from 7.0% - 8.0% with maturity dates ranging from December 15, 1998 to May 31, 2001. Interest income related to these notes recorded by the Company was $34,000 for the year ended December 31, 1998.

In March 1998 the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the year ended December 31, 1998, the Company recognized $23,200 of interest expense to this obligation.

In December 1997, as a part of the Company's acquisition of Darlington Music Co., Inc, the Company assumed a related party lease for an office and game machine warehouse facility. The lease is by and between the Company and a Company Director and Officer, and two immediate family members of the related party. The lease originated on January 15, 1990 for a 15 year term with monthly rental payments of $3,500. For the years ended December 31, 1998 and 1997, the Company has expensed $42,000 for rental payments to the related parties under this lease.

As a part of the Company's acquisition of Gold Strike, Inc. and Lucky 4, Inc. the Company assumed an operating lease for gaming properties located in South Carolina. The lessor is a partnership in which a Director of the Company is a 50% general partner. This lease expires November 2001, with renewal options. The monthly rental payments under this lease are $5,270. For the years ended
December 31, 1998 and 1997, the Company has expensed $63,240 and $34,930 respectively for rental payments to the related party under this lease.

On November 9, 1998, the Company reorganized its South Carolina video gaming operations by entering into a three year Agreement with an operator, effectively outsourcing the operations of the Company's non-route video gaming operations at eight video gaming machine centers. The operator is owned and managed by a shareholder and former officer, Director and employee of the Company, and a second shareholder and former employee of the Company. In addition, at seven of the eight centers, the Company has entered into a lease or a sublease with the operator which provides for the monthly payment of rent by the operator. Under the Agreement, the Company retains ownership of the underlying video gaming machines and all related assets. In connection with the execution of the Agreement, the Company loaned $80,000 to the operator, due in full, with interest accruing at prime-plus 2%, due upon maturity in May 1999.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  16  -  COMMITMENTS  AND  CONTINGENCIES.


(a)     Operating  Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

Years Ending                   Minimum
December 31,                   Rentals
------------                  ----------
1999                          $2,073,802
2000                           1,815,831
2001                           1,319,310
2002                             710,413
2003 and thereafter            2,012,951
                              ----------
Total minimum annual rentals  $7,932,307
                              ==========

Rent expense for the years ended December 31, 1998 and 1997 amounted to $2.6 million and $1.5 million, respectively.

(b)     Legal:

In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively for purposes of this discussion as "Furtney"). On June 12, 1997, Furtney filed a lawsuit against the Company in the Circuit Court in Florida, alleging breach of contract on these purchases. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. Furtney seeks to recover damages in the amount of $900,000 related to these allegations. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that; Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company re-sold these three bingo centers in December of 1995. In January 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him. There can be no assurance of this result, however, and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  16  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).


In 1997, one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a legal action in the Federal U.S. District
Court in Columbia, South Carolina filed by video poker players. This action alleges various wrongful acts by the defendants, including allegations that certain of the defendants' video gaming operations in South Carolina: i) comprise a lottery, which violates the state constitution; ii) violate the state's daily net video gaming machine payout limit of $125 per player; iii) violate the state's single premise rule which only allows up to five video gaming machines per premise; and iv) violate the state's prohibition against beer and wine permit holders allowing gambling or games of chance. The plaintiffs in this action are attempting to have this action certified as a class action lawsuit. The plaintiffs seek to recover the money lost from playing video poker and to restrict or otherwise limit in various respects the manner in which video gaming operations are conducted in South Carolina. The District Judge certified questions for an advisory opinion of the South Carolina Supreme Court regarding whether video gaming constitutes an illegal lottery in South Carolina. The Supreme Court issued an opinion in November 1998 stating that video gaming does not constitute an illegal lottery. Other issues in this case are still pending in the District Court. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company.

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

Additionally, on June 30, 1998, the South Carolina Department of Revenue announced that as of August 1, 1998, it would no longer allow beer and wine permits at any location that also offers video poker, based on its interpretation of the South Carolina statute noted above. However, in two separate state court cases, two state Circuit Court judges have entered injunctions prohibiting the Department of Revenue from enforcing its interpretation of the South Carolina statute at issue at the current time. At the current time, the Department of Revenue is issuing beer and wine permits for locations which also offer video poker. If this issue were to be decided in favor of the Department of Revenue, it would likely have a material adverse effect on the financial position and operations of the Company.

On September 9, 1998, the Company filed a lawsuit in the Court of Common Pleas for the Fifth Judicial Circuit in Columbia, South Carolina, against two former directors, Greg Wilson and Robert Hersch, Investors Associates, Inc., who previously served as the Company's underwriter, and two former employees, Roy Stevens and Paul Hermelink. On February 26, 1999, the Company and Greg Wilson entered into a settlement with respect to this lawsuit and other issues and thus Greg Wilson has since been dismissed with prejudice from this lawsuit. The lawsuit seeks to recover both actual and punitive damages, as well as the return of profits wrongfully obtained and the return of assets, including common stock of the Company, wrongfully acquired, pursuant to various causes of action. On September 30, 1998, Greg Wilson and various family members filed suit against the Company in the Court of Chancery for the State of Delaware, which lawsuit was also dismissed with prejudice in connection with the settlement with Greg Wilson and various family members discussed above.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  16  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).
----------------------------------------------------------


On December 17, 1998, Roy Stevens, a former employee and current shareholder of the Company, filed a lawsuit against the Company, certain of its subsidiaries, and certain officers, directors and employees of the Company in the Court of Common Pleas for the Eleventh Judicial Circuit in Lexington, South Carolina. The lawsuit alleges that the defendants breached fiduciary duties, breached contracts, maliciously prosecuted the plaintiff, and engaged in various fraudulent and illegal acts. The plaintiff seeks to recover actual and punitive damages of an unspecified amount, seeks the reassignment of a lease agreement which secures a promissory note issued by the Company to the plaintiff, and seeks to have a receiver appointed to take control of the Company during the pendency of this lawsuit. The Company believes that this lawsuit is completely without merit and will defend itself vigorously. This lawsuit is in the early stages and discovery has not yet commenced. If this case were to be decided against the Company it would likely have a material adverse effect on the financial position and operations of the Company.

The South Carolina legislature and the Governor of South Carolina are currently considering proposing legislation that could significantly overhaul the regulatory framework for video poker in South Carolina and impose significantly higher taxes. Although it is anticipated that some legislation will be proposed in 1999, the actual legislation has not yet been presented in the legislature and thus the nature and impact of such legislation is not known at the current time. However, any such legislation, if adopted, could have a material adverse effect on the financial position and operations of the Company.

In the normal course of its business, the Company is subject to litigation. Management of the Company, based on discussions with its outside legal counsel, does not believe any claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position or operations of the Company, except as otherwise stated above.



NOTE  17  -  YEAR  2000.


The Company has conducted a comprehensive review of its computer systems to identify potential problems that could be caused by the Year 2000 issue. This issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Such programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculation. Management currently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems or result in significant costs to become Year 2000 compliant.
However, if the Company's computer systems were subject to undetected system failures or operational problems resultant from the Year 2000 issue, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company is currently in the process of certifying that the vendors and suppliers of its critical components and services are Year 2000 compliant and the Company expects certification to be completed by April 1999. The Company intends to rely on Year 2000 compliance on the part of public utility providers and all state and local regulatory agencies, although non-compliance by those entities could materially adversely affect the Company's financial condition and operations.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  18  -  SEGMENTS.


The Company adopted Statement of Financial Accounting Standards No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

The Company's Chief Operating Decision Maker ("CODM"), the Chairman and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that depreciation and amortization are allocated to each segment from functional department totals based on certain assumptions which include, among other things, revenues. Also, the Company's CODM does not view segment results below operating profit (loss), therefore, net interest income, other income, and the provision for income taxes are not broken out by segment below.

The Company's video gaming segment represents operations of the Company's video gaming machines in South Carolina. The bingo segment encompasses bingo center services provided to charitable organizations. These segments were identified based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services.

A summary of the segment financial information reported to the CODM is as follows:

                                                Year  Ended  December  31,  1998
                                    ---------------------------------------------------------
                                    Video Gaming      Bingo       Adjustment    Consolidated
                                    -------------  ------------  ------------  --------------
  Revenue                           $   9,738,085  $ 4,855,532   $   851,839   $  15,445,456
  Depreciation and Amortization           986,818    1,041,236        59,423       2,087,477
  Segment profit (loss)                 1,643,301   (1,203,841)   (3,039,682)     (2,600,222)
  Segment Assets                        7,380,853   10,754,901       846,818      18,982,572
  Capital expenditures by segment       1,883,194      605,752        50,684       2,539,630


                                               Year  Ended  December  31,  1997
                                    ------------------------------------------------------
                                    Video Gaming     Bingo      Adjustment   Consolidated
                                    -------------  ----------  ------------  -------------
  Revenue                           $   8,874,257  $2,921,386  $   427,492   $  12,223,135
  Depreciation and Amortization           345,102     758,850            -       1,103,952
  Segment profit (loss)                 1,299,664   1,500,639   (1,117,911)      1,682,392
  Capital expenditures by segment       1,551,025     942,095      107,531       2,600,651

The adjustments represent video gaming and bingo concession and other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances. None of the other adjustments are significant.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  19  -  SUBSEQUENT  EVENTS.


On February 26, 1999 the Company entered into a settlement agreement, compromise of claims and mutual release with the Company's former president and chief executive officer and members of his family. Under the terms of the agreement the Company will receive the net proceeds from the sale of 200,000 shares of the Company's common stock owned by the former president and $1,300 as consideration for the founder's stock originally issued to the former president. Also, the former president and family members will sell 1.1 million shares of the Company's common stock over a five year period beginning June 1, 1999 at a predetermined liquidation rate, such proceeds to be received by the Company.

                            AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                            SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS

                            For the Years Ended December 31, 1998 and 1997


                                              Charged     Charged
                                  Balance    to costs &   to other                Balance
                                 January 1,   Expenses    Accounts    Deductions   December 31,
                                 -----------  --------  -----------  -----------  -------------
            1998
-------------------------------
Allowance for notes receivable   $   231,395       ---    35,800(1)          ---  $     195,595

Allowance for doubtful accounts  $       ---   109,595         ---           ---  $     109,595


            1997
-------------------------------

Allowance for notes receivable   $   290,773       ---    59,378(1)          ---  $     231,395

Allowance for doubtful accounts  $       ---       ---         ---           ---  $         ---

     (1)     Allowance  was  reduced  to  reflect  net  realizable  value.

                                      INDEX TO EXHIBITS



Exhibit                                                                           Sequential
Number   Description                                                              Page Number
-------  -----------------------------------------------------------------------  -----------
    3.1  Certificate of  Incorporation  of the Company dated September 8, 1994, as amended  October 17,  1994,  and further  amended July 31, 1997 and
         August 13, 1998.

    3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

    4.1  Rights  Agreement  dated  August 4,  1998,  between  the  Company  and
         American Stock Transfer & Trust Company  (incorporated by reference to
         Exhibit 1 of the Registration Statement on Form 8-A filed by the Company on August 13, 1998).

    4.2 Form of Subscription Agreement used in connection with issuance of Series A Convertible Preferred Stock to Plazacorp Investments Limited,
         P.R.I.F. #4, David Heller and Sam Reisman on August 1, 1997.

   10.1  Amended and Restated 1994 Stock Option Plan.

   10.2  Amended and Restated 1995 Employee Stock Option Plan.

   10.3  1995  Employee  Stock  Purchase  Plan  (incorporated  by  reference to
         Exhibit 10.12 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).

   10.4  Amended and Restated 1996 Employee Stock Option Plan.

   10.5 Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

   10.6 Agreement and Plan of Reorganization dated August 13, 1997, by and among the Company, Gold Strike Acquisition Corporation, Gold Strike,
         Inc. and Michael W. Mims  (incorporated  by reference to Exhibit 10.6.
         of the Quarterly  Report on Form 10-QSB filed by the Company on August
         14, 1998 for the quarter ended June 30, 1998).

   10.7  Agreement and Plan of  Reorganization  dated November 12, 1997, by and
         among  the  Company,   Darlington   Music   Acquisition   Corporation,
         Darlington  Music Co.,  Inc. and George M.  Harrison,  Jr.,  Thomas M.
         Harrison and William W. Harrison (incorporated by reference to Exhibit
         10.7 of the  Quarterly  Report on Form 10-QSB  filed by the Company on
         August 14, 1998 for the quarter ended June 30, 1998).

   10.8  Acquisition  Agreement  dated  October  30,  1998 by and  between  the
         Company and Gary Mike  Ehler,  for the  acquisition  of Strike It Rich
         Bingo, Inc. (excluding the Exhibits thereto, which the Company shall submit supplementally if requested by the SEC), which Acquisition
         Agreement is the same form of contract used for the acquisition by the Company from Gary Mike Ehler of The Samaritan Associates, Inc., Meeks
         Management  Company,  Lavaca Enterprises,  Incorporated,  Lucky Bingo,
         Inc., and Parkway Bingo,  Inc.  (incorporated  by reference to Exhibit
         2.1 of the Quarterly Report on Form 10-QSB filed by the Company on November 12, 1998 for the quarter ended September 30, 1998). Attached to the Acquisition Agreement is a schedule summarizing the significant differences between this Acquisition Agreement and the Acquisition
         Agreements used for the acquisition of the other five entities.

   10.9  Employment  Agreement dated December 18, 1997 with George M. Harrison,
         Jr., as amended February 25, 1998 and as further amended July 27, 1998
         (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

  10.10  Employment  Agreement  dated  April 30,  1998  with Andr Marc  Hilliou
         (incorporated by reference to Exhibit 10.14 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

  10.11 Employment Agreement dated June 19, 1998 with Richard M. Kelley, as amended October 23, 1998.

  10.12  Employment  Agreement  dated  September 28, 1998 with Marie T. Pierson
         (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed by the Company on November 12, 1998 for the quarter ended September 30, 1998).

  10.13  Employment Agreement dated November 2, 1998 with Nancy Pollick.

  10.14  Consulting Agreement dated November 9, 1998 with Michael W. Mims.

  10.15  Mutual  Release and Settlement  Agreement  dated July 24, 1998 with L.
         Gregory Wilson (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the Company on August 4, 1998).

  10.16  Severance  Agreement  dated  July  24,  1998  with L.  Gregory  Wilson
         (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Company on August 4, 1998).

  10.17  Settlement  Agreement,  Compromise of Claims and Mutual  Release dated
         February 26, 1999, by and among Gregory Wilson,  Sally Stewart Wilson,
         Linda Bussey, the Linda Bussey Irrevocable Trust, Len Bussey,  Barbara
         Wilson and the Company (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company on March 4, 1999).

  10.18  Promissory Note dated February 24, 1998, with George M. Harrison,  Jr.
         (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

  10.19  Promissory  Note  and  Security  Agreement  dated  June 4,  1998  with
         Michael W. Mims  (incorporated  by reference  to Exhibit  10.19 of the
         Quarterly  Report on Form  10-QSB  filed by the  Company on August 14,
         1998 for the quarter ended June 30, 1998).

  10.20 Master Coin Machine Agreement dated November 9, 1998, by and among the Company, Gold Strike, Inc., Mims & Dye Enterprises, LLC, Michael
         W. Mims and Danny C. Dye.

  10.21  Promissory Note dated November 9, 1998, between Gold Strike,  Inc. and
         Mims & Dye Enterprises, LLC.

  10.22  Guaranty  Agreement  dated  November 9, 1998 with  Michael W. Mims and
         Danny C. Dye.

  10.23  Promissory  Note dated  February 18, 1999 between the Company and Mims
         & Dye Enterprises, LLC.

  10.24  Settlement  Agreement dated January 27, 1997 with the State of Florida
         (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

  10.25 Form of Stock Purchase Warrant used in connection with warrant grant to Gaines Berland, Inc., Peter Blum, Steven Blumberg and Lisa Evanchuk on February 6, 1998.

  10.26  Form  of  Common  Stock  Purchase  Warrant  used  in  connection  with
         issuance  of  Series  A  Convertible   Preferred  Stock  to  Plazacorp
         Investments  Limited,  P.R.I.F.  #4,  David  Heller and Sam Reisman on
         August 1, 1997.

  10.27  Form  of  Registration   Rights  Agreement  used  in  connection  with
         issuance  of  Series  A  Convertible   Preferred  Stock  to  Plazacorp
         Investments  Limited,  P.R.I.F.  #4,  David  Heller and Sam Reisman on
         August 1, 1997.

   11.1  Computation of Earnings Per Share.

   21.1  Subsidiaries of the Company.

   27.1  Financial Data Schedule (for SEC use only).