Form 10KSB/A
period 1998-12-31
AMERICAN BINGO & GAMING CORP
filed 1999-04-07
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB/A
                                  Amendment No. 1

   [x]   Annual Report Under Section 13 Amendment No. 1 or 15(d) of the
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

This Amendment No. 1 to the Annual Report on Form 10-KSB has been filed solely To correct a misstatement in Note 19 on page F-29 of the Company's Consolidated financial statements.


                                     PART II


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

Dated:  April  6,  1999

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


On February 26, 1999 the Company entered into a settlement agreement, compromise of claims and mutual release with the Company's former president and chief executive officer and members of his family. Under the terms of the agreement the Company will receive the net proceeds from the sale of 200,000 shares of the Company's common stock owned by the former president and $1,300 as consideration for the founder's stock originally issued to the former president. Also, the former president and family members will sell 1.1 million shares of the Company's common stock over a five year period beginning June 1, 1999 at a predetermined liquidation rate.

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