Form 10QSB
period 1999-03-31
AMERICAN BINGO & GAMING CORP
filed 1999-05-14
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission  file  No.  0-13530
                     ---------

                          AMERICAN BINGO & GAMING CORP.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                        74-2723809
--------------------------------------------------------------------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


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

As of April 30, 1999, the Issuer had 9,945,590 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  YES  [ ]     NO  [X]

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

AMERICAN BINGO & GAMING CORP.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                        ASSETS
                                        ------
                                                                           March 31, 1999
                                                                          ----------------
Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $     4,372,742
  Accounts receivable net of allowance for doubtful
    accounts of $136,566 . . . . . . . . . . . . . . . . . . . . . . . .          513,044
  Notes receivable - current portion ($165,204 to related parties),
    net of allowance for doubtful accounts of $162,699 . . . . . . . . .          388,103
  Prepaid license expense - current portion. . . . . . . . . . . . . . .        1,187,486
  Other prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .          410,659
                                                                          ----------------
      Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .        6,872,034
                                                                          ----------------

Property and Equipment - at cost, net of accumulated
    depreciation and amortization. . . . . . . . . . . . . . . . . . . .        6,595,768

Other Assets:
  Notes receivable, net of current portion ($383,695 to related parties)          835,458
  Prepaid license expense, net of current portion. . . . . . . . . . . .          325,202
  Intangible assets, net of accumulated amortization . . . . . . . . . .        4,607,827
  Other non-current assets . . . . . . . . . . . . . . . . . . . . . . .          177,603
                                                                          ----------------
      Total Other Assets . . . . . . . . . . . . . . . . . . . . . . . .        5,946,090
                                                                          ----------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    19,413,892
                                                                          ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current Liabilities:
  Notes payable - current portion ($47,888 to related parties) . . . . .  $       824,463
  Capital leases payable - current portion . . . . . . . . . . . . . . .          416,507
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . .           99,606
  Accrued expenses and other current liabilities . . . . . . . . . . . .          327,883
                                                                          ----------------
      Total Current Liabilities. . . . . . . . . . . . . . . . . . . . .        1,668,459
                                                                          ----------------

Long-term Liabilities:
  Notes payable, net of current portion ($271,392 to related parties). .        1,046,990
  Capital leases payable, net of current portion . . . . . . . . . . . .          111,687
                                                                          ----------------
      Total Long-term Liabilities. . . . . . . . . . . . . . . . . . . .        1,158,677
                                                                          ----------------

Stockholders' Equity:
  Common stock, $.001 par value,
    authorized 20,000,000 shares,
    issued 10,176,890 shares . . . . . . . . . . . . . . . . . . . . . .           10,177
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . .       23,481,630
  Treasury stock - 231,300 shares. . . . . . . . . . . . . . . . . . . .         (686,399)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .       (6,218,652)
                                                                          ----------------
      Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .       16,586,756
                                                                          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . .  $    19,413,892
                                                                          ================

                 See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                        1999          1998
                                                                                     -----------  ------------
REVENUES:
  Video gaming. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,974,322   $ 2,599,154
  Bingo . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,372,361       981,766
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     274,445       136,355
                                                                                     -----------  ------------

TOTAL REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,621,128     3,717,275
                                                                                     -----------  ------------

COSTS AND EXPENSES:
  Direct salaries and other compensation. . . . . . . . . . . . . . . . . . . . . .     289,547       540,028
  Rent and utilities ($26,310 and $26,310, respectively to related parties) . . . .     536,393       498,402
  Direct operating costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     619,019       527,513
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .     727,430       424,800
  License expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     356,491       315,815
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . .     885,298     1,003,979
                                                                                     -----------  ------------

TOTAL COSTS AND EXPENSES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,414,178     3,310,537
                                                                                     -----------  ------------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     206,950       406,738

OTHER INCOME AND EXPENSES:
  Interest and investment income ($7,265 and $0, respectively from related parties)      59,443       180,541
  Interest expense ($6,688 and $0, respectively to related parties) . . . . . . . .     (71,304)      (91,755)
  Other income and (expense). . . . . . . . . . . . . . . . . . . . . . . . . . . .     170,321        35,104
                                                                                     -----------  ------------

TOTAL OTHER INCOME AND EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . .     158,460       123,890

NET INCOME BEFORE PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . . . . . .     365,410       530,628

PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     189,568        76,403
                                                                                     -----------  ------------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  175,842   $   454,225
                                                                                     ===========  ============


EARNINGS PER SHARE:

  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      .02   $       .05
                                                                                     ===========  ============

  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      .02   $       .04
                                                                                     ===========  ============


  Weighted average shares outstanding - basic . . . . . . . . . . . . . . . . . . .   9,851,316     9,353,518

  Weighted average shares outstanding - diluted . . . . . . . . . . . . . . . . . .   9,851,975    10,577,657

                 See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                              1999          1998
                                                                           -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  175,842   $    454,225
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .     724,186        740,615
  Provision for uncollectible receivables                                      75,631            ---
  Unrealized investment losses                                                    ---        (40,112)
  Gain on litigation settlement                                                 1,300            ---
  Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .    (209,279)      (159,183)
      Prepaid licenses. . . . . . . . . . . . . . . . . . . . . . . . . .     (13,296)      (329,696)
      Deposits                                                                 (5,918)           ---
      Other prepaid expenses and current assets . . . . . . . . . . . . .     131,446        (32,967)
      Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .     (40,704)      (356,630)
      Accrued expenses and other current liabilities                           57,548            ---
                                                                           -----------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITES. . . . . . . . . . . . . . . . .     896,756        276,252
                                                                           -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Intangible expenditures                                                         ---       (509,391)
  Property and equipment expenditures . . . . . . . . . . . . . . . . . .    (404,998)      (571,672)
  Collections of notes receivable . . . . . . . . . . . . . . . . . . . .     170,226         43,472
  Issuance of notes receivable. . . . . . . . . . . . . . . . . . . . . .     (20,000)            --
  Reductions of notes receivable allowance                                    (32,896)           ---
  Proceeds from sale of property and equipment                                  7,335            ---
                                                                           -----------  -------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . .   ( 280,333)   ( 1,037,591)
                                                                           -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations . . . . . . . . . . . . . . . . .    (113,778)       (87,610)
  Payments on notes payable . . . . . . . . . . . . . . . . . . . . . . .    (397,885)      (216,666)
  Proceeds from issuance of common stock                                          ---         39,000
  Payments related to warrant financing costs                                     ---       (354,422)
  Dividend payments to preferred stockholders                                     ---        (31,828)
  Proceeds from issuance of common stock for employee stock purchase plan       3,000            ---
  Proceeds from option exercises                                              311,581            ---
  Proceeds from margin line of credit                                             ---        651,613
                                                                           -----------  -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . .    (197,082)            87
                                                                           -----------  -------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . .     419,341       (761,252)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .   3,953,401     11,936,862
                                                                           -----------  -------------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .  $4,372,742   $ 11,175,610
                                                                           ===========  =============

                 See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                         Three Months Ended March 31,
                                                               1999      1998
                                                             --------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash payments:

    Interest. . . . . . . . . . . . . . . . . . . . . . . .  $ 71,304  $138,887
                                                             ========  ========

    Income taxes. . . . . . . . . . . . . . . . . . . . . .  $102,203  $126,649
                                                             ========  ========

  Non-cash transactions:

    Acquisition of business in exchange for note payable
      ($0 and $400,000, respectively from related parties)   $    ---  $400,000
                                                             ========  ========

    Acquisition of property and equipment in exchange
      for notes payable . . . . . . . . . . . . . . . . . .  $434,415  $439,007
                                                             ========  ========

    Acquisition of businesses in exchange for common stock   $    ---  $ 90,000
                                                             ========  ========

                 See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999

--------------------------------------------------------------------------------
NOTE  1  -  PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION.
--------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its wholly owned subsidiaries, hereafter collectively referred to as the "Company". The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments and inter-company eliminations considered necessary for a fair presentation of the interim financial statements have been included. Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
NOTE  2  -  PROPERTY  AND  EQUIPMENT.
--------------------------------------------------------------------------------

  Property  and  equipment  at  March  31,  1999  consists  of the following:

    Land . . . . . . . . . . . . . . . . . . . . . . .  $   189,671
    Buildings. . . . . . . . . . . . . . . . . . . . .      379,342
    Building and leasehold improvements. . . . . . . .    2,655,750
    Video gaming machines and bingo equipment. . . . .    7,545,446
    Equipment, furniture and fixtures. . . . . . . . .    1,042,661
    Automobiles. . . . . . . . . . . . . . . . . . . .      326,356
                                                        ------------
                                                         12,139,226

      Less:  Accumulated depreciation and amortization   (5,543,458)
                                                        ------------

  Property and equipment, net. . . . . . . . . . . . .  $ 6,595,768
                                                        ============

Property and equipment at March 31, 1999 includes $1.3 million of assets held under capital leases and related accumulated amortization of $347,000. Related amortization expense charged to operations for the three months ended March 31, 1999 and 1998 was $54,000 each period.

Total depreciation and amortization expense, for owned and leased assets, charged to operations for the three months ended March 31, 1999 and 1998 was $494,000 and $342,000, respectively.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999

--------------------------------------------------------------------------------
NOTE  3  -  INTANGIBLE  ASSETS.
--------------------------------------------------------------------------------

Intangible assets at March 31, 1999 consists of the following:

    Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,095,436
    Covenants not to compete . . . . . . . . . . . . . . . . .      553,891
                                                                ------------
                                                                  5,649,327

      Less:  Accumulated amortization. . . . . . . . . . . . .   (1,041,500)
                                                                ------------

  Intangible assets, net . . . . . . . . . . . . . . . . . . .  $ 4,607,827
                                                                ============

Amortization expense charged to operations for the three months ended March 31, 1999 and 1998 was $230,000 and $83,000, respectively.

--------------------------------------------------------------------------------
NOTE  4  -  SHAREHOLDERS'  EQUITY.
--------------------------------------------------------------------------------

The Company issued 327,308 shares of its common stock in the first quarter of 1999, including 325,000 shares pursuant to stock options exercised and 2,308 shares pursuant to purchases under the Company's Employee Stock Purchase Plan. The Company received proceeds of $310,781 and $3,000 related to these purchases, respectively. The Company also recognized $1,300 in equity proceeds for the reimbursement of Founders Shares related to litigation settlement.

--------------------------------------------------------------------------------
NOTE  5  -  EARNINGS  PER  SHARE.
--------------------------------------------------------------------------------

A  reconciliation  of  basic  to  diluted  earnings  per  share  is  as follows:

                                               Three  months  ended  March  31,
                                               --------------------------------
                                                    1999                   1998
                                           ----------------------  ------------------------
                                             Basic       Diluted      Basic       Diluted
Numerator:
-----------------------------------------
  Net income. . . . . . . . . . . . . . .  $  175,842  $  175,842  $  454,225   $   454,225
  less preferred dividends                        ---         ---     (31,228)          ---
                                           ----------  ----------  -----------  -----------
  Income available to common stockholders  $  175,842  $  175,842  $  422,997   $   454,225
                                           ==========  ==========  ===========  ===========

Denominator:
-----------------------------------------
  Weighted average shares outstanding . .   9,851,316   9,851,316   9,353,518     9,353,518
  Effect of dilutive securities:
    Preferred stock                               ---         ---         ---       543,153
    Stock options and warrants                    ---         659         ---       680,986
                                           ----------  ----------  -----------  -----------
  Weighted average shares outstanding . .   9,851,316   9,851,975   9,353,518    10,577,657
                                           ==========  ==========  ===========  ===========

  Earnings per share. . . . . . . . . . .  $      .02  $      .02  $      .05   $       .04
                                           ==========  ==========  ===========  ===========

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999

--------------------------------------------------------------------------------
NOTE  6  -  INCOME  TAXES
--------------------------------------------------------------------------------

The Company recorded approximately $190,000 and $76,000 of state income tax expense, respectively, for the three months ended March 31, 1999 and 1998. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carryforwards, which totaled approximately $2.4 million at March 31, 1999. The utilization of the net operating loss is subject to limitations in accordance with section 382 of the Internal Revenue Code.

--------------------------------------------------------------------------------
NOTE  7  -  RELATED  PARTY  TRANSACTIONS.
--------------------------------------------------------------------------------

At March 31, 1999, notes receivable included promissory notes receivable from related parties totaling $549,000. The interest rates range from 7.0% - 8.0% with maturity dates ranging from May 9, 1999 to May 31, 2001. Interest income related to these notes recorded by the Company was $7,265 for the three months ended March 31, 1999.

In conjunction with the purchase of Ambler Bingo in March 1998, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the three months ended March 31, 1999, the Company recognized $6,688 of interest expense related to this obligation.

As a part of the Company's acquisition of Darlington Music Co., Inc, the Company assumed a related party lease for an office and game machine warehouse facility. The lease is by and between the Company and a Company Director and Officer, and two immediate family members of the related party. The lease originated on January 15, 1990 for a 15 year term with monthly rental payments of $3,500. For the three months ended March 31, 1999 and 1998, the Company has expensed $10,500 for rental payments to the related parties under this lease.

As a part of the acquisition of Gold Strike, Inc. and Lucky 4, Inc. the Company assumed an operating lease for gaming properties located in South Carolina. The lessor is a partnership in which a Director of the Company is a 50% general partner. This lease expires November 2001, and contains renewal options. The monthly rental payments under this lease are $5,270. For the three months ended March 31, 1999 and 1998, the Company has expensed $15,810 for rental payments to the related party under this lease.

An entity owned and managed by one person who is a shareholder and Director of the Company, and a second person who is a shareholder of the Company, entered into a three year Agreement with the Company in November, 1998 to operate the Company's non-route video gaming operations at eight video gaming machine centers. In connection with this Agreement, the Company entered into a lease or sublease with the operator at seven of the eight video gaming machine centers which provide for the monthly payment of rent by the operator. The Company has recognized a benefit of $89,583 for the three months ended March 31, 1999 related to these lease and subleases.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999

--------------------------------------------------------------------------------
NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES
--------------------------------------------------------------------------------

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

In 1997, one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a legal action in the Federal U.S. District
Court in Columbia, South Carolina filed by video poker players. This action alleges various wrongful acts by the defendants, including allegations that certain of the defendants' video gaming operations in South Carolina: i) comprise a lottery, which violates the state constitution; ii) violate the state's daily net video gaming machine payout limit of $125 per player; iii) violate the state's single premise rule which only allows up to five video gaming machines per premise; and iv) violate the state's prohibition against beer and wine permit holders allowing gambling or games of chance. The plaintiffs in this action are attempting to have this action certified as a class action lawsuit. The plaintiffs seek to recover the money lost from playing video poker and to restrict or otherwise limit in various respects the manner in which video gaming operations are conducted in South Carolina. The District Judge certified questions for an advisory opinion of the South Carolina Supreme Court regarding whether video gaming constitutes an illegal lottery in South Carolina. The Supreme Court issued an opinion in November 1998 stating that video gaming does not constitute an illegal lottery. In addition, in April 1999 the District Court ruled that video gaming cash payouts are limited to $125 per day per player based on the existing law in South Carolina. Other issues in this case are still pending in the District Court. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company. Refer, also, to Note 10.

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

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999

--------------------------------------------------------------------------------
NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).
--------------------------------------------------------------------------------

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

On September 9, 1998, the Company filed a lawsuit in the Court of Common Pleas for the Fifth Judicial Circuit in Columbia, South Carolina, against two former directors, Greg Wilson and Robert Hersch, Investors Associates, Inc., who previously served as the Company's underwriter, and two former employees, Roy Stevens and Paul Hermelink. On February 26, 1999, the Company and Greg Wilson entered into a settlement with respect to this lawsuit and other issues and thus Greg Wilson has since been dismissed with prejudice from this lawsuit. Also on April 14, 1999, the Company and Robert Hersch entered into a settlement with respect to this lawsuit and other issues and thus Robert Hersch has since been dismissed with prejudice from this lawsuit. The lawsuit seeks to recover both actual and punitive damages, as well as the return of profits wrongfully obtained and the return of assets, including common stock of the Company, wrongfully acquired, pursuant to various causes of action. On September 30, 1998, Greg Wilson and various family members filed suit against the Company in the Court of Chancery for the State of Delaware, which lawsuit was also dismissed with prejudice in connection with the settlement with Greg Wilson and various family members discussed above. Refer, also, to Note 10.

On December 17, 1998, Roy Stevens, a former employee and current shareholder of the Company, filed a lawsuit against the Company, certain of its subsidiaries, and certain officers, directors and employees of the Company in the Court of Common Pleas for the Eleventh Judicial Circuit in Lexington, South Carolina. The lawsuit alleged that the defendants breached fiduciary duties, breached contracts, maliciously prosecuted the plaintiff, and engaged in various fraudulent and illegal acts. In April 1999, the Court dismissed this lawsuit without prejudice due to the pending litigation between the parties discussed above. The possibility exists that Mr. Stevens may re-file these allegations as a counterclaim to the pending litigation. The plaintiff sought to recover actual and punitive damages of an unspecified amount, the reassignment of a lease agreement which secures a promissory note issued by the Company to the plaintiff, and to have a receiver appointed to take control of the Company during the pendency of this lawsuit. The Company believes that the allegations are completely without merit and the Company will defend itself vigorously if the allegations are re-filed in any manner. If such allegations were to be decided against the Company they would likely have a material adverse effect on the financial position and operations of the Company. Refer, also, to Note 10.

Under the existing regulatory requirements in South Carolina, each video gaming machine ("VGM") is required to be connected to the state's computer monitoring system by May 31, 1999. Any VGM not connected to this online reporting system by the deadline must be turned off until it is upgraded and connected to the system. At this time, the Company is attempting to comply with the online reporting requirements. However, it is uncertain whether the Company will be able to meet the May 31, 1999 deadline due to uncertainties facing the video gaming industry regarding such issues as (i) the timing of the State's certification of the various types of machines, which certification must occur before the machines may be connected to the online reporting system, (ii) the availability of the equipment required to upgrade the VGMs for connection to the online reporting system, and (iii) the availability of the public utilities to perform the work necessary to connect the VGMs to the online reporting system. The May 31, 1999 deadline may significantly impact the video gaming industry in South Carolina as it is anticipated that most of the video gaming operators in South Carolina will not meet the deadline with respect to some or all of their VGMs. In the absence of legislative or judicial action, the May 31, 1999 deadline will likely not be extended. If the Company is unable to meet the May 31, 1999 deadline with respect to some or all of its VGMs, such event would likely have a material adverse effect on the financial position and operations of the Company.

The Company has identified the equipment that will be required to connect its existing VGMs to the online reporting system. The equipment necessary includes both hardware and software upgrades. The Company has allocated approximately $1.9 million of its 1999 budget to cover these upgrades, including $700,000 in VGM purchases, $600,000 for software upgrades, and $400,000 for peripheral online connection equipment.

The South Carolina legislature is currently considering proposed legislation that would significantly overhaul the regulatory framework for video poker in South Carolina and would impose significantly higher taxes. The legislation currently proposed in the South Carolina House of Representatives differs significantly from the legislation currently proposed in the South Carolina Senate. Accordingly, there is uncertainty as to whether any legislation will be adopted in the current year and, if adopted, the nature and impact of such legislation. However, any such legislation, if adopted, could have a material adverse effect on the financial position and operations of the Company.

In the normal course of its business, the Company is subject to litigation. Management of the Company does not believe any claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position or operations of the Company, except as otherwise stated above.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999

--------------------------------------------------------------------------------
NOTE  9  -  SEGMENTS
--------------------------------------------------------------------------------

The Company's Chief Operating Decision Maker ("CODM"), the Chairman and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

The Company has identified two operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services. The video gaming segment represents operations of the Company's video gaming machines in South Carolina. The bingo segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama.

A summary of the segment financial information reported to the CODM is as follows:

                                                     March  31,  1999
                                    -------------------------------------------------------
                                    Video Gaming      Bingo      Adjustment   Consolidated
                                    -------------  -----------  ------------  -------------
  Revenue. . . . . . . . . . . . .  $   1,974,322  $ 1,372,361  $   274,445   $   3,621,128
  Depreciation and Amortization. .        342,446      378,807        6,177         727,430
  Segment profit (loss). . . . . .        529,146      129,707     (483,011)        175,842
  Segment Assets . . . . . . . . .      7,854,800   11,186,487      372,605      19,413,892
  Capital expenditures by segment.        544,573      286,023        8,817         839,413

                                                     March  31,  1998
                                    -------------------------------------------------------
                                    Video Gaming     Bingo      Adjustment   Consolidated
                                    -------------  ----------  ------------  -------------
  Revenue. . . . . . . . . . . . .  $   2,599,154  $  981,766  $   136,355   $   3,717,275
  Depreciation and Amortization. .        211,828     191,885       21,087         424,800
  Segment profit (loss). . . . . .        641,062     157,048     (343,887)        454,223
  Segment Assets . . . . . . . . .      6,961,445   6,699,889   11,400,276      25,061,610
  Capital expenditures by segment.        974,339      28,101        8,239       1,010,679

The adjustments represent video gaming and bingo concession and other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances. None of the other adjustments are significant.

--------------------------------------------------------------------------------
NOTE  10  -  SUBSEQUENT  EVENTS.
--------------------------------------------------------------------------------

In April 1999 the Federal U.S. District Court in Columbia, South Carolina ruled that video gaming cash payouts are limited to $125 per day per player based on the existing law in South Carolina. This ruling was issued in connection with the lawsuit filed by video poker players against various video gaming operators which is discussed in Note 8. The ruling was issued against five specific video gaming operators, but did not include the Company or any of its subsidiaries. However, the ruling could ultimately have a material adverse effect on the entire video gaming industry in South Carolina.

On April 14, 1999, the Company and Robert Hersch entered into a settlement with respect to the pending lawsuit filed by the Company against Robert Hersch and others, which lawsuit is discussed in Note 8. As a result of the settlement, Robert Hersch has been dismissed with prejudice from the lawsuit.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999

--------------------------------------------------------------------------------
NOTE  10  -  SUBSEQUENT  EVENTS  (CONTINUED).
--------------------------------------------------------------------------------

 In April 1999, the Court of Common Pleas for the Eleventh Judicial Circuit in Lexington, South Carolina, dismissed without prejudice the lawsuit filed by Roy Stevens against the Company, certain of its subsidiaries, and certain officers, directors and employees of the Company. The lawsuit is discussed in Note 8. The lawsuit was dismissed primarily due to the other pending litigation between the parties. The possibility exists that Mr. Stevens may re-file the allegations as a counterclaim to the pending litigation. The Company believes that the allegations are completely without merit and will defend itself vigorously if the allegations are re-filed in any manner. If such allegations were to be decided against the Company, they would likely have a material adverse effect on the financial position and operations of the Company.

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

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended December 31, 1998 and 1997; the Company's Form 10-QSB for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998; and the consolidated financial statements and related notes, for the quarter ended March 31, 1999. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 1998 Annual report on Form 10-KSB.

RESULTS  OF  OPERATIONS

The Company generated consolidated revenues of $3.6 million during the first fiscal quarter ended March 31, 1999 as compared with $3.7 million in the comparable period of the prior fiscal year, representing a decrease of $96,000 or less than 3%. Revenues were led by video gaming operations, which produced $2 million or 55% of total revenue for the first quarter of 1999, compared to $2.6 million, or 70%, in the comparable quarter of the prior year. The decrease in video gaming revenues was primarily a result of the re-organization of the free-standing video gaming machine ("VGM") operations into route operations in the fourth quarter of 1998. Bingo rental and other revenues totaled $1.6 million or 45% of revenues for the first quarter of 1999, as compared to $1.1 million or 30% of total revenues for the first quarter of 1998. Bingo rental and other revenues increased primarily due to seven additional Texas bingo centers which were open in the first quarter of 1999 that were not open in the first quarter of 1998, offset partially by decreased bingo and other revenues in South Carolina. Approximately 62% of first quarter 1999 total revenues were generated in South Carolina, with 24% in Texas and 14% in Alabama, as compared to first quarter 1998 revenues of 81% in South Carolina, 7% in Texas, and 12% in Alabama. This shifting of revenues by region is a reflection of the reorganization of the free-standing VGM operations in South Carolina as well as the additional seven bingo halls in Texas contributing to operating revenues in the first quarter 1999.

Total costs and expenses were $3.4 million in the first quarter of 1999 versus $3.3 million in the first quarter of 1998, an increase of $104,000 or 4%. The increase in total costs and expenses is primarily attributable to increased operating costs, consistent with the increase in revenues, from operating seven additional bingo centers in Texas, which, in part, offset expense reductions resulting from the reorganization of the Company's freestanding VGM's into effectively route locations.

Depreciation, amortization and license expense totaled $1.1 million in the first quarter of 1999, an increase of $343,000 from the first quarter of 1998. The expense includes the depreciation of the Company's South Carolina video gaming machines and related license expenses as well as the amortization of the Company's intangible assets which consist primarily of goodwill related to the acquisition of the seven bingo halls in Texas.

General and administrative expenses totaled $885,000 in the first quarter of 1999, compared to $1,004,000 in 1998, a decrease of approximately $119,000 or 12%.

First quarter 1999 rent and utilities for the Company's freestanding video gamerooms and bingo centers totaled $536,000, compared to $498,000 for the same period in 1998, an increase of 8%. The Company is continuing its efforts to minimize rent expenses by subletting, converting, or terminating leases for idle and unperforming properties.

Direct operating costs for the first quarter of 1999 totaled $619,000 as compared to $528,000 for the same period in 1998, an increase of approximately $91,000 or 17%. This increase in direct operating costs is primarily attributable to increased operating costs, consistent with the increase in revenues, from operating seven additional bingo centers in Texas.

AMERICAN  BINGO  &  GAMING  CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS  OF  OPERATIONS  (CONTINUED)

Net other income totaled $158,000 for the first quarter of 1999, as compared to $124,000 for the first quarter of 1998. Other income for the first quarter of 1998 was primarily comprised of interest income of $59,000 on the Company's short-term investments. Other income for the first quarter of 1999 was primarily derived from proceeds received from the liquidation of Company common stock owned by the former Company president and members of his family of $237,000, less related legal costs of $100,000. As a result of the settlement agreement entered into on February 26, 1999 with the Company's former president and chief executive officer and members of his family, the Company will receive the net proceeds from the sale of up to 200,000 shares of the Company's common stock, and $1,300 as consideration for the founder's stock originally issued to the former president.

Net income for the first quarter of 1999 was $176,000, which equated to a basic and fully diluted earnings per share of $.02. Net income for the first quarter of 1998 was $454,000 which equated to a basic and fully diluted earnings per share of $.05 and $.04, respectively. The weighted average number of basic Common Stock shares outstanding totaled 9.9 million in the first quarter of 1999 as compared to 9.4 million in the first quarter of 1998. The change is primarily due to the issuance of Common Stock in the second half of 1998 in connection with the redemption of preferred stock, the issuance of 128,000 shares of Common Stock in October 1998 related to the acquisition of six bingo halls in Texas, the issuance of 325,000 shares of Common Stock in January 1999 in connection with the exercise of stock options, less the repurchase of approximately 360,000 shares of Common Stock under the Company's buyback program during 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents at March 31, 1999 totaled $4.4 million and represented approximately 23% of the Company's total assets of $19.4 million. Cash flows from operating activities for the first quarter of 1999 totaled $897,000 compared to $276,000 during the first quarter of 1998, an increase of approximately 225%. Cash flows from operating activities in the first quarter of 1999 were comprised of the Company's net income of $176,000, adjusted for non-cash amounts of depreciation expense and intangible asset amortization of $724,000, and $76,000 related to a decrease in the provision for uncollectible receivables, reduced by net changes in operating assets and liabilities of approximately $80,000.

Net cash used in investing activities totaled $280,000 for the three month period ending March 31, 1999 compared to $1,038,000 in the first quarter of 1998. Cash used in investing activities consisted primarily of $405,000 related to property and equipment purchases, offset by $170,000 from the repayment of notes receivable. Cash used in investing activities in the first quarter of 1998 were primarily related to capital and intangible asset expenditures.

Cash used in financing activities in the first quarter of 1999 totaled $197,000, as compared to net cash flows from financing activities in the first quarter of 1998 of less than $100.00. Cash used related to financing activities in 1999 included $512,000 of net cash paid to reduce notes payable and capital lease obligations. Cash received relating to financing activities included $315,000 primarily related to stock options exercised during the first quarter 1999, and stock purchases under the Employee Stock Purchase Plan.

At March 31, 1999 the Company had $19.4 million in total assets with total liabilities of $2.8 million and $16.6 million of shareholders equity. Total assets include $4.4 million in cash, $1.7 million of net accounts and notes receivable, $6.6 million of property and equipment, $4.6 million of intangible assets, $1.5 million in prepaid video gaming licenses, and $0.6 million of other assets. Total liabilities primarily consist of notes and capital lease obligations of $2.4 million.

Net property and equipment totaled $6.6 million at the end of the first quarter of 1999. The majority of property and equipment is comprised of video gaming machines. Intangible assets, net of accumulated amortization, totaled $4.6 million at the end of the first quarter of 1999 of which 73% is comprised of goodwill and covenants not to compete associated with the Company's acquisition of seven bingo centers in Texas during 1998.

Current liabilities totaled $1.7 million and long-term liabilities totaled $1.1 million at the end of the first quarter of 1999. The majority of liabilities were comprised of $2.4 million of notes payable and capital lease obligations related to the Company's acquisition of video gaming machines.

AMERICAN  BINGO  &  GAMING  CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

Current assets totaled $6.9 million at the end of the first quarter of 1999, providing the Company with working capital of approximately $5.2 million and a current ratio of over 4 to 1. Cash and cash equivalents totaled $4.4 million and represented 23% of the Company's total assets. Net accounts receivable totaled $513,000 and were primarily comprised of operating receivables and short-term advances to video gaming route location owners. Total current notes receivable, less provision for doubtful collectability, totaled $388,000 at March 31, 1999. Note receivables are primarily comprised of a note balance due on the Company's sale of a Florida bingo center at the end of 1995, and notes receivable with related parties. Total prepaid licenses of $1.5 million represent the Company's portfolio of video gaming licenses for VGM's in South Carolina. Video gaming parts and bingo supplies are expensed at the time of purchase, therefore no inventory is recorded for operations.

The Company's ongoing operational funding requirements include video gaming licenses on new and existing machines which are funded by cash at a cost of $4,000 for a two year license and is required for each of the Company's VGM's. There are currently no additional taxes on VGM's in South Carolina, although it is possible that variable taxes and other regulations may be implemented in the future to replace or modify the current licensing structure. The operating lease obligations of the Company's bingo segment will continue to use cash derived from operations and the Company expects to renegotiate existing leases, where possible, and to structure future lease obligations consistent with expected future cash flows from the leased center's operations and fair market rental rates.

YEAR  2000  ISSUE

The Company has conducted a comprehensive review of its computer systems to identify potential problems that could be caused by the Year 2000 issue. This issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Such programs may recognize a date using "00" as the year 1900 rather than year 2000, which could result in a system failure or miscalculation. Management currently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems or result in significant costs to become Year 2000 compliant.
However, if the Company's computer systems were subject to undetected system failures or operational problems resultant from the Year 2000 issue, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company is currently in the process of certifying that the vendors and suppliers of its critical components and services are Year 2000 compliant and the Company expects certification to be completed by May 1999. The Company intends to rely on Year 2000 compliance on the part of public utility providers and all state and local regulatory agencies, although non-compliance by those entities could materially adversely affect the Company's financial condition and operations.

AMERICAN  BINGO  &  GAMING  CORP.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

For a discussion of material pending legal proceedings, see Note 8 to the unaudited Consolidated Financial Statements included in Part I hereof, which
Note  8  is  incorporated  herein  by  reference.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On January 15, 1999, the Company issued 2,308 unregistered shares of Common Stock pursuant to the Company's Employee Stock Purchase Plan, which stock was issued at a price of $1.30 per share. In addition, on January 26, 1999, the Company issued 325,000 unregistered shares of Common Stock to Courtland L. Logue, Jr. pursuant to the exercise of outstanding stock options, which options had an exercise price of $0.96 per share. Both of these issuances of stock were considered by the Company to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction by an issuer not involving a public offering.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS.

10.1 Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1998).

10.2 Amended and Restated 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1998).

10.3 Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1998).

10.4 Settlement Agreement, Compromise of Claims and Mutual Release dated February 26, 1999, by and among Gregory Wilson, Sally Stewart Wilson, Linda Bussey, the Linda Bussey Irrevocable Trust, Len Bussey, Barbara Wilson and the Company (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company on March 4, 1999).

10.5 Promissory Note dated February 18, 1999 between the Company and Mims & Dye Enterprises, LLC (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31,
1998).

27.1     Financial  Data  Schedule  (for  SEC  use  only).

(B)     REPORTS  ON  FORM  8-K.

During the quarter ended March 31, 1999, the Company filed one report on Form 8-K. On March 4, 1999, the Company filed a Form 8-K to report the Settlement Agreement, Compromise of Claims and Mutual Release entered into with Greg Wilson, the Company's former President and Chief Executive Officer, and various members of his family. Through this Agreement, the parties settled all pending litigation between themselves.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   American  Bingo  &  Gaming  Corp.

                                   May  5,  1999


                                   By:

                                   /s/  Andre  M.  Hilliou
                                   -----------------------
                                   Andre  M.  Hilliou
                                   Chairman  of  the  Board,  President
                                   and  Chief  Executive  Officer


                                   /s/  Richard  M.  Kelley
                                   ------------------------
                                   Richard  M.  Kelley
                                   Vice  President,  Chief  Financial  Officer
                                   and  Treasurer

                                          INDEX TO EXHIBITS

Exhibit                                                                                  Sequential
Number   Description                                                                     Page Number
-------  ------------------------------------------------------------------------------  -----------
   10.1  Amended and Restated 1994 Stock Option Plan (incorporated by reference to
         Exhibit 10.1 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1998).

   10.2  Amended and Restated 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB filed by the
         Company for the year ended December 31, 1998).

   10.3  Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB filed by the
         Company for the year ended December 31, 1998).

   10.4  Settlement Agreement, Compromise of Claims and Mutual Release dated
         February 26, 1999, by and among Gregory Wilson, Sally Stewart Wilson, Linda
         Bussey, the Linda Bussey Irrevocable Trust, Len Bussey, Barbara Wilson and the
         Company (incorporated by reference to Exhibit 99.1 of the Current Report on
         Form 8-K filed by the Company on March 4, 1999).

   10.5  Promissory Note dated February 18, 1999 between the Company and Mims &
         Dye Enterprises, LLC (incorporated by reference to Exhibit 10.23 of the Annual
         Report on Form 10-KSB filed by the Company for the year ended
         December 31, 1998).

   27.1  Financial Data Schedule (for SEC use only).