Form 10QSB/A
period 1999-03-31
AMERICAN BINGO & GAMING CORP
filed 1999-07-30
CIK 931683

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

                              CHANGES TO THE 10-QSB

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 1999



This Quarterly Report on Form 10-QSB/A amends the Company's Quarterly Report on Form 10-QSB previously filed for the quarter ended March 31, 1999. This Quarterly Report on Form 10-QSB/A is filed in connection with the Company's restatement of its financial statements for the periods presented to reflect an adjustment for an error in the computation of prepaid license expenses and to disclose the gain on settlement with a related party as a separate line item in the consolidated statement of operations.

As a result of the error in the computation of the prepaid license expense, the financial statements have been adjusted to reflect a decrease in prepaid license expense of approximately $105,000 at March 31, 1999 on the consolidated Balance Sheet and an increase to license expense of approximately $105,000 for the three months ended March 31, 1999 on the consolidated statement of operations. A further adjustment was made to reflect a decrease in state income tax payables of approximately $5,500 at March 31, 1999 on the consolidated balance sheet and a decrease to state income tax expense of approximately $5,500 for the three months ended March 31, 1999 on the consolidated statement of operations. These changes result in a $99,500 decrease to earnings. Net income for the first quarter of 1999 is amended to $76,342 which equates to a basic and fully diluted earnings per share of $.01. The gain on settlement with a related party has been reclassified out of other income and expenses to a separate line item for the three months ended March 31, 1999. Except as otherwise noted, information contained in this Quarterly Report is as of March 31, 1999.

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)

                                          ASSETS
                                          ------


                                                                           March 31, 1999
                                                                          ----------------
Current Assets:
     Cash and cash equivalents                                            $     4,372,742
  Accounts receivable net of allowance for doubtful
    accounts of $136,566                                                          513,044
  Notes receivable - current portion ($165,204 to related parties),
    net of allowance for doubtful accounts of $162,699                            388,103
  Prepaid license expense - current portion                                     1,187,486
  Other prepaid expenses                                                          410,659
                                                                          ----------------
      Total Current Assets                                                      6,872,034
                                                                          ----------------

Property and Equipment - at cost, net of accumulated
    depreciation and amortization                                               6,595,768

Other Assets:
  Notes receivable, net of current portion ($383,695 to related parties)          835,458
  Prepaid license expense, net of current portion                                 220,202
  Intangible assets, net of accumulated amortization                            4,607,827
  Other non-current assets                                                        177,603
                                                                          ----------------
      Total Other Assets                                                        5,841,090
                                                                          ----------------

TOTAL ASSETS                                                              $    19,308,892
                                                                          ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current Liabilities:
  Notes payable - current portion ($47,888 to related parties)            $       824,463
  Capital leases payable - current portion                                        416,507
  Trade accounts payable                                                           99,606
  Accrued expenses and other current liabilities                                  322,383
                                                                          ----------------
      Total Current Liabilities                                                 1,662,959
                                                                          ----------------

Long-term Liabilities:
  Notes payable, net of current portion ($271,392 to related parties)           1,046,990
  Capital leases payable, net of current portion                                  111,687
                                                                          ----------------
      Total Long-term Liabilities                                               1,158,677
                                                                          ----------------

Stockholders' Equity:
  Common stock, $.001 par value,
    authorized 20,000,000 shares,
    issued 10,176,890 shares                                                       10,177
  Additional paid-in-capital                                                   23,481,630
  Treasury stock - 231,300 shares                                                (686,399)
  Accumulated deficit                                                          (6,318,152)
                                                                          ----------------
      Total Stockholders' Equity                                               16,487,256
                                                                          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    19,308,892
                                                                          ================


                 See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENT  OF  OPERATIONS  (UNAUDITED)

                                                                                   Three  Months  Ended  March  31,
                                                                                         1999          1998
REVENUES:
     Video Gaming                                                                     $1,974,322   $ 2,599,154
     Bingo                                                                             1,372,361       981,766
     Other                                                                               274,445       136,355
                                                                                      -----------  ------------

TOTAL REVENUES                                                                         3,621,128     3,717,275
                                                                                      -----------  ------------

COSTS AND EXPENSES:
     Direct salaries and other compensation                                              289,547       540,028
     Rent and utilities ($26,310 and $26,310, respectively to related parties)           536,393       498,402
     Direct operating costs                                                              619,019       527,513
     Depreciation and amortization                                                       727,430       424,800
     License expense                                                                     461,491       315,815
     General and administrative                                                          885,298     1,003,979
                                                                                      -----------  ------------

TOTAL COSTS AND EXPENSES                                                               3,519,178     3,310,537
                                                                                      -----------  ------------

OPERATING INCOME                                                                         101,950       406,738

OPERATING INCOME AND EXPENSES:
     Interest and investment income ($7,265 and $0, respectively to related parties)      59,443       180,541
     Interest expense ($6,688 and $0, respectively to related parties)                   (71,304)      (91,755)
     Gain on settlement with a related party, net of legal expenses of $100,000          137,321           ---
     Other income and (expense)                                                           33,000        35,104
                                                                                      -----------  ------------

TOTAL OTHER INCOME AND EXPENSES                                                          158,460       123,890
                                                                                      -----------  ------------

NET INCOME BEFORE PROVISION FOR INCOME TAXES                                             260,410       530,628

PROVISION FOR INCOME TAXES                                                               184,068        76,403
                                                                                      -----------  ------------

NET INCOME                                                                            $   76,342   $   454,225
                                                                                      ===========  ============


EARNINGS PER SHARE:

    Basic                                                                             $      .01   $       .05
                                                                                      ===========  ============

    Diluted                                                                           $      .01   $       .04
                                                                                      ===========  ============

Weighted average shares outstanding - basic                                            9,851,316     9,353,518

Weighted average shares outstanding - diluted                                          9,851,975    10,577,657


                 See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                                        Three  Months  Ended  March  31,
                                                                              1999          1998
                                                                           -----------  -------------

CASH FLOWS FROM OPERATING ACTIVITES:
  Net income                                                               $   76,342   $    454,225
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                                               724,186        740,615
  Provision for uncollectible receivables                                      75,631            ---
  Unrealized investment losses                                                    ---        (40,112)
  Gain on litigation settlement                                                 1,300            ---
  Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
      Accounts receivable                                                    (209,279)      (159,183)
      Prepaid licenses                                                         91,704       (329,696)
      Deposits                                                                 (5,918)           ---
      Other prepaid expenses and current assets                               131,446        (32,967)
      Trade accounts payable                                                  (40,704)      (356,630)
      Accrued expenses and other current liabilities                           52,048            ---
                                                                           -----------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITES                                      896,756        276,252
                                                                           -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Intangible expenditures                                                         ---       (509,391)
  Property and equipment expenditures                                        (404,998)      (571,672)
  Collections of notes receivable                                             170,226         43,472
  Issuance of notes receivable                                                (20,000)            --
  Reductions of notes receivable allowance                                    (32,896)           ---
  Proceeds from sale of property and equipment                                  7,335            ---
                                                                           -----------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                       ( 280,333)   ( 1,037,591)
                                                                           -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                      (113,778)       (87,610)
  Payments on notes payable                                                  (397,885)      (216,666)
  Proceeds from issuance of common stock                                          ---         39,000
  Payments related to warrant financing costs                                     ---       (354,422)
  Dividend payments to preferred stockholders                                     ---        (31,828)
  Proceeds from issuance of common stock for employee stock purchase plan       3,000            ---
  Proceeds from option exercises                                              311,581            ---
  Proceeds from margin line of credit                                             ---        651,613
                                                                           -----------  -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (197,082)            87
                                                                           -----------  -------------

NET INCREASE (DECREASE) IN CASH                                               419,341       (761,252)

CASH AT BEGINNING OF PERIOD                                                 3,953,401     11,936,862
                                                                           -----------  -------------

CASH AT END OF PERIOD                                                      $4,372,742   $ 11,175,610
                                                                           ===========  =============


                 See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                       Three  Months  Ended  March  31,
                                                               1999      1998
                                                             --------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash payments:

    Interest                                                 $ 71,304  $138,887
                                                             ========  ========

    Income taxes                                             $102,203  $126,649
                                                             ========  ========


  Non-cash transactions:

    Acquisition of business in exchange for note payable
      ($0 and $400,000, respectively from related parties)   $    ---  $400,000
                                                             ========  ========

    Acquisition of property and equipment in exchange
      for notes payable                                      $434,415  $439,007
                                                             ========  ========

    Acquisition of businesses in exchange for common stock   $    ---  $ 90,000
                                                             ========  ========



                 See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999


NOTE  1  -  PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION.
------------------------------------------------------------------------


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


NOTE  2  -  PROPERTY  AND  EQUIPMENT.
-------------------------------------


Property and equipment at March 31, 1999 consists of the following:

    Land                                                             $   189,671
    Buildings                                                            379,342
    Building and leasehold improvements                                2,655,750
    Video gaming machines and bingo equipment                          7,545,446
    Equipment, furniture and fixtures                                  1,042,661
    Automobiles                                                          326,356
                                                                     ------------
                                                                      12,139,226

      Less:  Accumulated depreciation and amortization                (5,543,458)
                                                                     ------------

  Property and equipment, net                                        $ 6,595,768
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

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999


NOTE  3  -  INTANGIBLE  ASSETS.
-------------------------------


Intangible assets at March 31, 1999 consists of the following:
    Goodwill                                                    $ 5,095,436
    Covenants not to compete                                        553,891
                                                                ------------
                                                                  5,649,327

      Less:  Accumulated amortization                            (1,041,500)
                                                                ------------

  Intangible assets, net                                        $ 4,607,827
                                                                ============


Amortization expense charged to operations for the three months ended March 31, 1999 and 1998 was $230,000 and $83,000, respectively.


NOTE  4  -  SHAREHOLDERS'  EQUITY.
----------------------------------


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


NOTE  5  -  EARNINGS  PER  SHARE.
---------------------------------


A  reconciliation  of  basic  to  diluted  earnings  per  share  is  as follows:

                                                    Three  months  ended  March  31,
                                           ------------------------------------------------
                                                    1999                     1998
                                           ----------------------  ------------------------
                                             Basic      Diluted       Basic       Diluted

Numerator:
-----------------------------------------
  Net income                               $   76,342  $   76,342  $  454,225   $   454,225
  less preferred dividends                        ---         ---     (31,228)          ---
                                           ----------  ----------  -----------  -----------
  Income available to common stockholders  $   76,342  $   76,342  $  422,997   $   454,225
                                           ==========  ==========  ===========  ===========

Denominator:
-----------------------------------------
  Weighted average shares outstanding       9,851,316   9,851,316   9,353,518     9,353,518
  Effect of dilutive securities:
    Preferred stock                               ---         ---         ---       543,153
    Stock options and warrants                    ---         659         ---       680,986
                                           ----------  ----------  -----------  -----------
  Weighted average shares outstanding       9,851,316   9,851,975   9,353,518    10,577,657
                                           ==========  ==========  ===========  ===========

  Earnings per share                       $      .01  $      .01  $      .05   $       .04
                                           ==========  ==========  ===========  ===========

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999


NOTE  6  -  INCOME  TAXES
-------------------------


The Company recorded approximately $184,000 and $76,000 of state income tax expense, respectively, for the three months ended March 31, 1999 and 1998. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carryforwards, which totaled approximately $2.4 million at March 31, 1999. The utilization of the net operating loss is subject to limitations in accordance with 382 of the Internal Revenue Code.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS.
-----------------------------------------


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


NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------


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


NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).
---------------------------------------------------------


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

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  1999


NOTE  9  -  SEGMENTS
--------------------


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

A summary of the segment financial information reported to the CODM is as follows:

                                                       March  31,  1999
                                    ---------------------------------------------------------
                                    Video Gaming      Bingo       Adjustment    Consolidated
                                    -------------  -----------  --------------  -------------
  Revenue                           $   1,974,322  $ 1,372,361  $     274,445   $   3,621,128
  Depreciation and Amortization           342,446      378,807          6,177         727,430
  Segment profit (loss)                   429,646      129,707       (483,011)         76,342
  Segment Assets                        7,749,800   11,186,487        372,605      19,308,892
  Capital expenditures by segment         544,573      286,023          8,817         839,413

                                                       March  31,  1998
                                    ---------------------------------------------------------
                                    Video Gaming      Bingo       Adjustment    Consolidated
                                    -------------  -----------  --------------  -------------

  Revenue                           $   2,599,154  $   981,766  $     136,355   $   3,717,275
  Depreciation and Amortization           211,828      191,885         21,087         424,800
  Segment profit (loss)                   641,062      157,048       (343,887)        454,223
  Segment Assets                        6,961,445    6,699,889     11,400,276      25,061,610
  Capital expenditures by segment         974,339       28,101          8,239       1,010,679


The adjustments represent video gaming and bingo concession and other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances. None of the other adjustments are significant.


NOTE  10  -  SUBSEQUENT  EVENTS.


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


NOTE  10  -  SUBSEQUENT  EVENTS  (CONTINUED).


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

Total costs and expenses were $3.5 million in the first quarter of 1999 versus $3.3 million in the first quarter of 1998, an increase of $209,000 or 6%. The increase in total costs and expenses is primarily attributable to increased operating costs, consistent with the increase in revenues, from operating seven additional bingo centers in Texas, which, in part, offset expense reductions resulting from the reorganization of the Company's freestanding VGM's into effectively route locations.

Depreciation, amortization and license expense totaled $1.2 million in the first quarter of 1999, an increase of $448,000 from the first quarter of 1998. The expense includes the depreciation of the Company's South Carolina video gaming machines and related license expenses as well as the amortization of the Company's intangible assets which consist primarily of goodwill related to the acquisition of the seven bingo halls in Texas.

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

AMERICAN  BINGO  &  GAMING  CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net other income totaled $158,000 for the first quarter of 1999, as compared to $124,000 for the first quarter of 1998. Other income for the first quarter of 1998 was primarily comprised of interest income of $59,000 on the Company's short-term investments. Included in operating income and expenses for the first quarter of 1999 were proceeds received from the liquidation of Company common stock by the former Company president Greg Wilson and members of his family of $237,000, less related legal costs of $100,000. As a result of the settlement agreement entered into on February 26, 1999, the Company will receive the net proceeds from the sale of up to 200,000 shares of the Company's common stock, and $1,300 as consideration for the founder's stock originally issued to the former president.

Net income for the first quarter of 1999 was $76,000, which equated to a basic and fully diluted earnings per share of $.01. Net income for the first quarter of 1998 was $454,000 which equated to a basic and fully diluted earnings per share of $.05 and $.04, respectively. The weighted average number of basic Common Stock shares outstanding totaled 9.9 million in the first quarter of 1999 as compared to 9.4 million in the first quarter of 1998. The change is primarily due to the issuance of Common Stock in the second half of 1998 in connection with the redemption of preferred stock, the issuance of 128,000 shares of Common Stock in October 1998 related to the acquisition of six bingo halls in Texas, the issuance of 325,000 shares of Common Stock in January 1999 in connection with the exercise of stock options, less the repurchase of approximately 360,000 shares of Common Stock under the Company's buyback program during 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents at March 31, 1999 totaled $4.4 million and represented approximately 23% of the Company's total assets of $19.3 million. Cash flows from operating activities for the first quarter of 1999 totaled $897,000 compared to $276,000 during the first quarter of 1998, an increase of approximately 225%. Cash flows from operating activities in the first quarter of 1999 were comprised of the Company's net income of $76,000, adjusted for non-cash amounts of depreciation expense and intangible asset amortization of $724,000, and $76,000 related to a decrease in the provision for uncollectible receivables, increased by net changes in operating assets and liabilities of approximately ($19,000).

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

At March 31, 1999 the Company had $19.3 million in total assets with total liabilities of $2.8 million and $16.5 million of shareholders equity. Total assets include $4.4 million in cash, $1.7 million of net accounts and notes receivable, $6.6 million of property and equipment, $4.6 million of intangible assets, $1.4 million in prepaid video gaming licenses, and $0.6 million of other assets. Total liabilities primarily consist of notes and capital lease obligations of $2.4 million.

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

AMERICAN  BINGO  &  GAMING  CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

Current assets totaled $6.9 million at the end of the first quarter of 1999, providing the Company with working capital of approximately $5.2 million and a current ratio of over 4 to 1. Cash and cash equivalents totaled $4.4 million and represented 23% of the Company's total assets. Net accounts receivable totaled $513,000 and were primarily comprised of operating receivables and short-term advances to video gaming route location owners. Total current notes receivable, less provision for doubtful collectability, totaled $388,000 at March 31, 1999. Note receivables are primarily comprised of a note balance due on the Company's sale of a Florida bingo center at the end of 1995, and notes receivable with related parties. Total prepaid licenses of $1.4 million represent the Company's portfolio of video gaming licenses for VGM's in South Carolina. Video gaming parts and bingo supplies are expensed at the time of purchase, therefore no inventory is recorded for operations.

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

27.1     Restated  Financial  Data  Schedule  (for  SEC  use  only).

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


                              American  Bingo  &  Gaming  Corp.

                              July  29,  1999


                              By:

                              /s/  Daniel  W.  Deloney
                              ------------------------
                              Daniel  W.  Deloney
                              Chairman  of  the  Board,  President
                              and  Chief  Executive  Officer


                              /s/  Larry  D.  Kasufkin
                              ------------------------
                              Larry  D.  Kasufkin
                              Secretary  and  Treasurer

                                               INDEX TO EXHIBITS


Exhibit                                                                                             Sequential
Number   Description                                                                                Page Number
-------  -----------------------------------------------------------------------------------------  -----------
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

   27.1  Restated Financial Data Schedule (for SEC use only).