Form 10QSB
period 1999-06-30
AMERICAN BINGO & GAMING CORP
filed 1999-08-16
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1999


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

As of August 4, 1999, the Issuer had 9,910,590 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  YES  [ ]         NO  [X]

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

AMERICAN BINGO & GAMING  CORP.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                          ASSETS
                                          ------

                                                                         June 30, 1999
                                                                         --------------
Current Assets:
  Cash and cash equivalents                                              $    4,095,584
  Accounts receivable net of allowance for doubtful
    accounts of $136,566                                                        520,253
  Notes receivable - current portion ($81,998 to related parties),
    net of allowance for doubtful accounts of $165,361                          304,389
  Prepaid license expense - current portion                                   1,413,704
  Other prepaid expenses and current assets                                     399,814
                                                                         --------------
      Total Current Assets                                                    6,733,744
                                                                         --------------

Property and Equipment - at cost, net of accumulated
    depreciation and amortization                                             6,387,785

Other Assets:
  Notes receivable, net of current portion ($27,333 to related parties)         486,771
  Prepaid license expense, net of current portion                               932,167
  Intangible assets, net of accumulated amortization                          4,413,642
  Other non-current assets                                                      178,664
                                                                         --------------
      Total Other Assets                                                      6,011,244
                                                                         --------------

TOTAL ASSETS                                                             $   19,132,773
                                                                         ==============

                 LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                 ---------------------------------------

Current Liabilities:
  Notes payable - current portion ($24,828 to related parties)         $    68,076
  Capital leases payable - current portion                                 303,354
  Trade accounts payable                                                   228,771
  Accrued expenses and other current liabilities                           771,330
                                                                       ------------
      Total Current Liabilities                                          1,371,531
                                                                       ------------

Long-term Liabilities:
  Notes payable, net of current portion ($271,389 to related parties)    1,536,916
     Capital leases payable, net of current portion                         68,272
                                                                       ------------
      Total Long-term Liabilities                                        1,605,188
                                                                       ------------

Stockholders' Equity:
  Common stock, $.001 par value,
    authorized 20,000,000 shares,
    issued 10,176,890 shares                                                10,177
  Additional paid-in-capital                                            23,481,630
  Treasury stock - 266,300 shares                                         (732,337)
  Accumulated deficit                                                   (6,603,416)
                                                                       ------------
      Total Stockholders' Equity                                        16,156,054
                                                                       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $19,132,773
                                                                       ============

                    See  notes  to  consolidated  financial  statements.

AMERICAN BINGO & GAMING  CORP.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                    Three Months Ended June 30,
                                                                                        1999          1998
                                                                                     -----------  -------------
REVENUES:
  Video gaming                                                                       $1,968,310   $  2,407,881
  Bingo                                                                               1,286,935      1,090,255
  Other                                                                                 295,397        237,961
                                                                                     -----------  -------------

TOTAL REVENUES                                                                        3,550,642      3,736,097
                                                                                     -----------  -------------

COSTS AND EXPENSES:
  Direct salaries and other compensation                                                283,270        603,674
  Rent and utilities ($26,310 and $26,310, respectively to related parties)             410,520      1,089,525
  Direct operating costs                                                                343,341      1,478,075
  Depreciation and amortization                                                         639,913        573,527
  License expense                                                                       636,302        272,059
  Severance expense                                                                     580,000            ---
  General and administrative                                                            966,155      1,588,874
                                                                                     -----------  -------------

TOTAL COSTS AND EXPENSES                                                              3,859,501      5,605,734
                                                                                     -----------  -------------

OPERATING INCOME                                                                       (308,859)    (1,869,637)

OTHER INCOME AND EXPENSES:
  Interest and investment income ($4,472 and $0, respectively from related parties)      60,250        264,187
  Interest expense ($6,232 and $0, respectively to related parties)                     (60,659)       (76,815)
   Gain on settlement with a related party                                               53,809            ---
  Other income and (expense)                                                             (2,921)      (104,152)
                                                                                     -----------  -------------

TOTAL OTHER INCOME AND EXPENSES                                                          50,479         83,220

NET INCOME BEFORE PROVISION FOR INCOME TAXES                                           (258,380)    (1,786,417)

PROVISION FOR INCOME TAXES                                                               26,882         38,500
                                                                                     -----------  -------------

NET INCOME                                                                            ($285,262)   ($1,824,917)
                                                                                     ===========  =============

EARNINGS PER SHARE:

  Basic                                                                                   ($.03)         ($.19)
                                                                                     ===========  =============

  Diluted                                                                                 ($.03)         ($.19)
                                                                                     ===========  =============

  Weighted average shares outstanding - basic                                         9,910,590      9,528,869

  Weighted average shares outstanding - diluted                                       9,910,590      9,528,869

                        See  notes  to  consolidated  financial  statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENT  OF  OPERATIONS  (UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                         1999           1998
                                                                                      -----------  -------------
REVENUES:
  Video gaming                                                                        $3,942,633   $  5,007,035
  Bingo                                                                                2,659,297      2,072,021
  Other                                                                                  569,842        374,316
                                                                                      -----------  -------------

TOTAL REVENUES                                                                         7,171,772      7,453,372
                                                                                      -----------  -------------

COSTS AND EXPENSES:
  Direct salaries and other compensation                                                 572,817      1,143,702
  Rent and utilities ($52,620 and $52,620, respectively to related parties)              946,912      1,587,927
  Direct operating costs                                                                 962,479      2,005,588
  Depreciation and amortization                                                        1,367,343        998,328
  License expense                                                                      1,097,793        587,873
  Severance expense                                                                      580,000            ---
  General and administrative                                                           1,851,453      2,592,853
                                                                                      -----------  -------------

TOTAL COSTS AND EXPENSES                                                               7,378,797      8,916,271
                                                                                      -----------  -------------

OPERATING INCOME                                                                        (207,025)    (1,462,899)

OTHER INCOME AND EXPENSES:
  Interest and investment income ($11,737 and $0, respectively from related parties)     119,694        533,205
  Interest expense ($12,920 and $0, respectively to related parties)                    (131,963)      (130,188)
   Gain on settlement with a related party, net of legal expenses of $100,000            191,127            ---
  Other income and (expense)                                                              30,077       (195,907)
                                                                                      -----------  -------------

TOTAL OTHER INCOME AND EXPENSES                                                          208,935        207,110

NET INCOME BEFORE PROVISION FOR INCOME TAXES                                               1,910     (1,255,789)

PROVISION FOR INCOME TAXES                                                               210,950        114,903
                                                                                      -----------  -------------

NET INCOME                                                                             ($209,040)   ($1,370,692)
                                                                                      ===========  =============

EARNINGS PER SHARE:

  Basic                                                                                    ($.02)         ($.15)
                                                                                      ===========  =============

  Diluted                                                                                  ($.02)         ($.15)
                                                                                      ===========  =============

  Weighted average shares outstanding - basic                                          9,863,714      9,450,966

  Weighted average shares outstanding - diluted                                        9,863,714      9,450,966

                            See notes to consolidated financial statements

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                               Six Months Ended June 30,
                                                                   1999          1998
                                                               -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                      ($209,040)   ($1,370,692)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
  Depreciation and amortization                                 1,367,343        998,328
  Non-cash write-offs and charges                                     ---      1,727,532
  Provision for uncollectible receivables                          75,631            ---
  Gain on litigation settlement                                     1,300            ---
   Gain on receipt of treasury stock                              (45,938)           ---
  Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
      Accounts receivable                                        (140,740)      (116,118)
      Prepaid licenses                                           (846,479)    (1,480,085)
      Deposits                                                     (7,000)           ---
      Other prepaid expenses and current assets                   142,311       (203,549)
      Trade accounts payable and accrued expenses                  88,461        777,009
      Accrued expenses and other current liabilities              362,042            ---
                                                               -----------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITES                          787,891        332,425
                                                               -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Intangible expenditures                                             ---       (509,391)
  Property and equipment expenditures                            (655,006)    (1,178,047)
  Collections of notes receivable                                 599,966        179,014
  Issuance of notes receivable                                    (20,000)      (197,767)
  Reductions of notes receivable allowance                       (105,865)           ---
  Proceeds from sale of property and equipment                     24,714            ---
                                                               -----------  -------------
NET CASH USED IN INVESTING ACTIVITIES                           ( 154,191)   ( 1,706,191)
                                                               -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                          (187,671)      (185,321)
  Payments on notes payable                                      (618,428)      (413,734)
  Proceeds from issuance of common stock                              ---         39,000
  Payments related to warrant financing costs                         ---       (354,422)
  Dividend payments to preferred stockholders                         ---        (61,108)
   Repurchase of common stock                                         ---       (182,971)
  Preferred stock conversions                                         ---       (208,674)
  Proceeds from employee stock purchase plan issuances              3,000            ---
  Proceeds from option exercises                                  311,581            ---
  Proceeds from margin line of credit                                 ---      1,489,647
                                                               -----------  -------------
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES            (491,518)       122,417
                                                               -----------  -------------

NET INCREASE (DECREASE) IN CASH                                   142,182     (1,251,349)

CASH AT BEGINNING OF PERIOD                                     3,953,401     11,936,862
                                                               -----------  -------------

CASH AT END OF PERIOD                                          $4,095,583   $ 10,685,513
                                                               ===========  =============

                   See  notes  to  consolidated  financial  statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                           Six Months Ended June 30,
                                                                1999        1998
                                                             -----------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments:

    Interest                                                 $   131,963  $130,188
                                                             ===========  ========

    Income taxes                                             $   122,878  $290,838
                                                             ===========  ========

  Non-cash transactions:

    Acquisition of business in exchange for note payable
      ($0 and $400,000, respectively from related parties)   $       ---  $400,000
                                                             ===========  ========

    Acquisition of property and equipment in exchange
      for notes payable                                      $   434,415  $439,007
                                                             ===========  ========

    Acquisition of businesses in exchange for common stock   $       ---  $ 90,000
                                                             ===========  ========

                     See  notes  to  consolidated  financial  statements.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
JUNE  30,  1999

--------------------------------------------------------------------------------
NOTE  1  -  PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION.
--------------------------------------------------------------------------------


The accompanying unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its wholly owned subsidiaries, hereafter collectively referred to as the "Company". The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments and inter-company eliminations considered necessary for a fair presentation of the interim financial statements have been included. Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
NOTE  2  -  PROPERTY  AND  EQUIPMENT.
--------------------------------------------------------------------------------

     Property and equipment at June 30, 1999 consists of the following:

    Land                                                $   189,671
    Buildings                                               379,342
    Building and leasehold improvements                   2,855,077
    Video gaming machines and bingo equipment             7,528,680
    Equipment, furniture and fixtures                     1,090,729
    Automobiles                                             326,357
                                                        ------------
                                                         12,369,856

      Less:  Accumulated depreciation and amortization   (5,982,071)
                                                        ------------

  Property and equipment, net                           $ 6,387,785
                                                        ============

Property and equipment at June 30, 1999 includes $1.3 million of assets held under capital leases and related accumulated amortization of $401,000. Related amortization expense charged to operations for the six months ended June 30, 1999 and 1998 was $108,000 each period.

Depreciation and amortization expense charged to operations for the six months ended June 30, 1999 and 1998 was $943,000 and $720,000, respectively.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
JUNE  30,  1999


--------------------------------------------------------------------------------
NOTE  3  -  INTANGIBLE  ASSETS.
--------------------------------------------------------------------------------

Intangible  assets  at  June  30,  1999  consists  of  the  following:

    Goodwill                           $ 5,095,436
    Covenants not to compete               553,891
                                       ------------
                                         5,649,327

      Less:  Accumulated amortization   (1,235,685)
                                       ------------

  Intangible assets, net               $ 4,413,642
                                       ============

Amortization expense charged to operations for the six months ended June 30, 1999 and 1998 was $424,000 and $287,000, respectively.


--------------------------------------------------------------------------------
NOTE  4  -  SHAREHOLDERS'  EQUITY.
--------------------------------------------------------------------------------

The Company has issued 327,308 shares of its common stock since the beginning of 1999, including 325,000 shares pursuant to stock options exercised and 2,308 shares pursuant to purchases under the Company's Employee Stock Purchase Plan. The Company received proceeds of $310,781 and $3,000 related to these purchases, respectively. The Company also recognized $1,300 in equity proceeds for the reimbursement of founders shares. The Company received 35,000 shares from the former President Greg Wilson and members of his family, during the second quarter, in connection with the settlement of lawsuits and other issues between the parties. These shares have been accounted for as treasury stock.


--------------------------------------------------------------------------------
NOTE  5  -  EARNINGS  (LOSS)  PER  SHARE.
--------------------------------------------------------------------------------

A  reconciliation  of  basic  to  diluted  earnings  per  share  is  as follows:

                                                   Three  months  ended  June  30,
                                                   -------------------------------
                                                    1999                      1998
                                            ----------------------  --------------------------
                                               Basic     Diluted      Basic         Diluted
Numerator:
----------

  Net loss                                  ($285,262)  ($285,262)  ($1,824,917)  ($1,824,917)
  Add preferred dividends                         ---         ---       (29,283)          ---
                                            ----------  ----------  ------------  ------------
  Loss attributable to common stockholders  ($285,262)  ($285,262)  ($1,854,200)  ($1,824,917)
                                            ==========  ==========  ============  ============

Denominator:
------------
  Weighted average shares outstanding       9,910,590   9,910,590     9,528,869     9,528,869
  Effect of dilutive securities:
    Preferred stock                               ---         ---           ---           ---
    Stock options and warrants                    ---         ---           ---           ---
                                            ----------  ----------  ------------  ------------
  Weighted average shares outstanding       9,910,590   9,910,590     9,528,869     9,528,869
                                            ==========  ==========  ============  ============

  Earnings (Loss) per share                     ($.03)      ($.03)        ($.19)        ($.19)
                                            ==========  ==========  ============  ============

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
JUNE  30,  1999

--------------------------------------------------------------------------------
NOTE  5  -  EARNINGS  (LOSS)  PER  SHARE  (CONTINUED)
--------------------------------------------------------------------------------

                                                       Six  months  ended  June  30,
                                                       -----------------------------
                                                    1999                     1998
                                            ----------------------  --------------------------
                                              Basic      Diluted        Basic        Diluted
                                            ----------  ----------  ------------  ------------
Numerator:
----------

  Net loss                                  ($209,040)  ($209,040)  ($1,370,692)  ($1,370,692)
  Add preferred dividends                         ---         ---       (61,108)          ---
                                            ----------  ----------  ------------  ------------
  Loss attributable to common stockholders  ($209,040)  ($209,040)  ($1,431,800)  ($1,370,692)
                                            ==========  ==========  ============  ============

Denominator:
------------
  Weighted average shares outstanding       9,863,714   9,863,714     9,450,966     9,450,966
  Effect of dilutive securities:
    Preferred stock                               ---         ---           ---           ---
    Stock options and warrants                    ---         ---           ---           ---
                                            ----------  ----------  ------------  ------------
Weighted average shares outstanding         9,863,714   9,863,714     9,450,966     9,450,966
                                            ==========  ==========  ============  ============

  Earnings (Loss) per share                     ($.02)      ($.02)        ($.15)        ($.15)
                                            ==========  ==========  ============  ============


--------------------------------------------------------------------------------
NOTE  6  -  OTHER  CHARGES  AND  WRITE-OFFS
--------------------------------------------------------------------------------

In July 1999, the Company announced the resignations of several members of management and several members of its Board of Directors. See note 11. In accordance with contractual agreements with the resigning members of management, the Company incurred severance charges resulting in a $580,000 charge to second quarter 1999 earnings. In addition, in connection with the resignations a note from a related party in the amount of $55,000 was forgiven, resulting in a charge to second quarter 1999 earnings for that amount.

The Company recorded approximately $2.0 million of asset write-downs, reorganization charges and other unusual items in the second quarter of 1998. Management determined that certain write-offs were necessary to reduce non-performing assets to their net realizable values. Other charges were also taken to reflect expected losses from future lease payments on idle or unprofitable bingo properties and expected costs for the Company's management reorganization and corporate office relocation in the second quarter of 1998.

Second quarter 1998 write-offs included $460,000 for leasehold improvement costs for idle or unprofitable bingo centers acquired in 1997; $204,000 for discontinued "8-Liner" gaming machines acquired in 1997; $163,000 for uncollectible bingo advances, receivables and deposits from 1997; and $100,000 for previously capitalized legal, public relations and other related costs. Charges in the second quarter included $500,000 for future rent obligations on idle or unprofitable bingo centers acquired in 1997 and $300,000 for management reorganization, legal and corporate office relocation expenses. The Company also recorded over $270,000 of costs in the second quarter for unusually high legal expenses, travel, recruiting, relocation, and other expenses.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
JUNE  30,  1999


--------------------------------------------------------------------------------
NOTE  7  -  INCOME  TAXES
--------------------------------------------------------------------------------

The Company recorded approximately $27,000 and $211,000 of state income tax expense for the three and six month periods ended June 30, 1999, respectively. The Company does not expect to incur material federal income tax liabilities until the depletion of its accumulated federal income tax loss carryforwards, which totaled approximately $2.4 million at June 30, 1999. The utilization of the net operating loss is subject to limitations in accordance with 382 of the Internal Revenue Code.


--------------------------------------------------------------------------------
NOTE  8  -  RELATED  PARTY  TRANSACTIONS.
--------------------------------------------------------------------------------

At June 30, 1999, notes receivable included promissory notes receivable from related parties totaling $109,000. The maturity dates range from December 15, 1999 to December 15, 2000 with an interest rate of 8%. Interest income related to these notes recorded by the Company was $4,472 and $11,737 for the three and six months ended June 30, 1999, respectively.

In conjunction with the purchase of Ambler Bingo in March 1998, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the three and six months ended June 30, 1999, the Company recognized $6,232 and $12,920, respectively, of interest expense related to this obligation.

As a part of the Company's acquisition of Darlington Music Co., Inc, the Company assumed a related party lease for an office and game machine warehouse facility. The lease is by and between the Company and a former director and officer, and two immediate family members of the related party, all of whom are shareholders of the Company. The lease originated on January 15, 1990 for a 15 year term with monthly rental payments of $3,500. For the three and six months ended June 30, 1999, the Company has expensed $10,500 and $21,000, respectively for rental payments to the related parties under this lease.

As a part of the acquisition of Gold Strike, Inc. and Lucky 4, Inc. the Company assumed an operating lease for gaming properties located in South Carolina. The lessor is a partnership in which a shareholder and former director of the Company is a 50% general partner. This lease expires November 2001, with renewal options. The monthly rental payments under this lease are $5,270. For the three and six months ended June 30, 1999, the Company has expensed $15,810 and $31,620, respectively, for rental payments to the related party under this lease.

An entity owned and managed by one person who is a shareholder and former director of the Company, and a second person who is a shareholder of the Company, entered into a three year Agreement with the Company in November, 1998 to operate the Company's non-route video gaming operations at eight video gaming machine centers. In connection with this Agreement, the Company entered into a lease or sublease with the operator at seven of the eight video gaming machine centers which provide for the monthly payment of rent by the operator. The Company has recognized a benefit of $179,166 for the six months ended June 30, 1999 related to these lease and subleases.

In July 1999, the Company entered into an arrangement with a person who is a shareholder and former director of the Company to manage and supervise the Company's bingo operations in South Carolina. The arrangements provide for the Company to pay the related party $1 per day as consideration for services, and such future compensation as the Company shall decide in its absolute discretion. The Company may terminate the arrangement on twenty-four hours notice. See Note 11.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
JUNE  30,  1999


--------------------------------------------------------------------------------
NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES
--------------------------------------------------------------------------------

In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively for purposes of this discussion as "Furtney"). On June 12, 1997, Furtney filed a lawsuit against the Company in the Circuit Court in Florida, alleging breach of contract on these purchases. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. Furtney seeks to recover damages in the amount of $900,000 related to these allegations. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office and that Furtney was fully aware of this investigation. The State of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company re-sold these three bingo centers in December of 1995. In January 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him. There can be no assurance of this result, however, and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

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

On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit in the Court of Common Pleas in Charleston County, South Carolina against the Company, Richard Henry, a former employee and officer of the Company, Wayne Coats and Coats and Coats Rental Amusements. The lawsuit alleges that the defendants engaged in civil conspiracy and tortiously interfered with the plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Company believes that this lawsuit is completely without merit and the Company will defend itself vigorously. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

On September 9, 1998, the Company filed a lawsuit in the Court of Common Pleas for the Fifth Judicial Circuit in Columbia, South Carolina, against two former directors, Greg Wilson and Robert Hersch, Investors Associates, Inc., who previously served as the Company's underwriter, and two former employees, Roy Stevens and Paul Hermelink. On February 26, 1999,

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
JUNE  30,  1999


--------------------------------------------------------------------------------
NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).
--------------------------------------------------------------------------------

the Company and Greg Wilson entered into a settlement with respect to this lawsuit and other issues and thus Greg Wilson has since been dismissed with prejudice from this lawsuit. Also, on April 14, 1999, the Company and Robert Hersch entered into a settlement with respect to this lawsuit and other issues and thus Robert Hersch has since been dismissed with prejudice from this lawsuit. The lawsuit seeks to recover both actual and punitive damages, as well as the return of profits wrongfully obtained and the return of assets, including common stock of the Company, wrongfully acquired, pursuant to various causes of action.

On April 16, 1999, Steve Carroll and Wilson Reed, individually and on behalf of S.C. Music Masters, Inc., filed a lawsuit in the Court of Common Pleas for the Ninth Judicial Circuit in Charleston County, South Carolina against the Company and one of its subsidiaries. The lawsuit alleges that the defendants breached fiduciary duties, breached contracts, engaged in various fraudulent acts, negligently made false statements and engaged in unfair trade practices. The plaintiffs seek to recover actual and punitive damages of an unspecified amount or, in the alternative, to recover incidental damages as well as to have certain contracts and transactions rescinded or reformed. The Company believes that this lawsuit is completely without merit and the Company will defend itself vigorously. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

On May 14, 1999, Roy Stevens, a former employee and current shareholder of the Company, filed a lawsuit against the Company, certain of its subsidiaries, and certain officers, directors and employees of the Company in the Court of Common Pleas for the Fifth Judicial Circuit in Columbia, South Carolina. The lawsuit alleges that the defendants breached fiduciary duties, breached contracts, maliciously prosecuted the plaintiff, and engaged in various fraudulent and illegal acts. The plaintiff seeks to recover actual and punitive damages of an unspecified amount, the reassignment of a lease agreement that secures a promissory note issued by the Company to the plaintiff and to have a receiver appointed to take control of the Company during the pendency of this lawsuit. The Company believes that the lawsuit is completely without merit and the Company will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company.

On July 8, 1999, Paul Hermelink, a former employee of the Company, filed a lawsuit in the Court of Common Pleas in the Eleventh Judicial Circuit in Lexington County, South Carolina against the Company and Michael Mims, a former director and current shareholder of the Company. The lawsuit alleges defamation and slander for statements made by Mr. Mims in The State newspaper. The
                                                       ---------
plaintiff seeks to recover actual and punitive damages of an unspecified amount. The Company believes that this lawsuit is completely without merit and the Company will defend itself vigorously. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

The South Carolina Department of Revenue has performed an audit of the state income tax returns filed by the Company and its subsidiaries for 1995 and 1996. As a result of these audits, the Company was notified by the Department of Revenue that the Company may have additional tax liability relating to these audits for South Carolina state income taxes for 1995 and 1996, including interest, of up to $100,000. The Company is in the process of providing additional information to the Department of Revenue to support its calculation of income taxes for 1995 and 1996. If this case were to be decided against the Company, it could have a material adverse effect on the financial position of the Company.

Under the regulatory requirements in South Carolina, each video gaming machine ("VGM") is required to be connected to the state's computer monitoring system by February 1, 2000. Any VGM not connected to this online reporting system by the deadline must be turned off until it is upgraded and connected to the system. At this time, the Company is attempting to comply with the online reporting requirements. It is uncertain, however, whether the Company will be able to meet the February 1, 2000 deadline due to uncertainties facing the video gaming industry regarding such issues as (i) the timing of the State's certification of the various types of machines, which certification must occur before the machines may be connected to the online reporting system, (ii) the availability of the equipment required to upgrade the VGMs for connection to the online reporting system, and (iii) the availability of the public utilities to perform the work necessary to connect the VGMs to the online reporting system. If the Company is unable to meet the February 1, 2000 deadline with

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
JUNE  30,  1999


--------------------------------------------------------------------------------
NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).
--------------------------------------------------------------------------------

respect to some or all of its VGMs, such event would likely have a material adverse effect on the financial position and operations of the Company.

The Company has identified the equipment that will be required to connect its existing VGMs to the online reporting system. The equipment necessary includes both hardware and software upgrades. The Company has allocated approximately $1.9 million of its 1999 budget to cover these upgrades, including, among other expenditures, $700,000 in VGM purchases, $600,000 for software upgrades, and $400,000 for peripheral online connection equipment.

On July 2, 1999, the Governor of South Carolina signed into law legislation taxing and regulating video poker in South Carolina. The new law requires a referendum to be held on November 2, 1999, in which South Carolina voters will decide whether video poker payouts should remain legal. If video poker payouts are banned as a result of the referendum, payouts will be illegal after June 30, 2000. If video poker payouts are supported by the referendum, however, then payouts will remain legal and other provisions in the new law will take effect. One provision which would take effect if voters decide to keep payouts legal is a 25% tax on net machine income after payouts. The tax would become effective beginning on December 1, 1999.

If video poker payouts are banned in South Carolina as a result of the referendum, the Company's financial position and operations will be materially adversely affected. Even if video poker payouts remain legal, however, the new law will likely have a materially adverse effect on the financial position and operations of the Company due to the increased taxes and other regulations that will be imposed on the video poker industry in South Carolina. See, Note 11.

In the normal course of its business, the Company is subject to litigation and regulatory assessments and fines. Management of the Company does not believe any claims, assessments or fines, individually or in the aggregate, will have a material adverse effect on the Company's financial position or operations of the Company, except as otherwise stated above.


--------------------------------------------------------------------------------
NOTE  10  -  SEGMENTS
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

A summary of the segment financial information reported to the CODM is as follows:

                                             Three  Months  Ended  June  30,  1999
                                    --------------------------  ----------------------------
                                     Video Gaming     Bingo      Adjustment    Consolidated
                                    --------------  ----------  ------------  --------------
  Revenue                           $   1,968,310   $1,286,935  $   295,397   $   3,550,642
  Depreciation and Amortization           307,998      327,977        3,938         639,913
  Segment profit (loss)                   683,472      301,315   (1,270,049)       (285,262)
  Capital expenditures by segment           1,717      214,807       14,106         230,630

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
JUNE  30,  1999


--------------------------------------------------------------------------------
NOTE  10  -  SEGMENTS  (CONTINUED)
--------------------------------------------------------------------------------

                                                    Three Months Ended June 30, 1998
                                     ----------------------------  --------------------------------
                                      Video Gaming      Bingo          Adjustment      Consolidated
                                     --------------  ------------  ----------------  --------------
  Revenue                            $   2,407,881   $ 1,090,255   $       237,960   $   3,736,097
  Depreciation and Amortization            256,860       257,005            59,662         573,527
  Segment profit (loss)                    (19,936)     (642,630)       (1,162,351)     (1,824,917)
  Capital expenditures by segment          554,011        47,285             5,079         606,375

                                                   Six Months Ended June 30, 1999
                                                   -------------------------------
                                      Video Gaming      Bingo         Adjustment      Consolidated
                                     --------------  ------------  ----------------  --------------
  Revenue                            $   3,942,633   $ 2,659,297   $      569,842    $   7,171,772
  Depreciation and Amortization            473,742       257,005         (157,220)       1,367,343
        Segment profit (loss)            1,113,118       431,022       (1,753,180)        (209,040)
  Segment Assets                         6,996,274    11,571,174          565,325       19,132,773
  Capital expenditures by segment          546,289       525,200           17,932        1,089,421

                                                   Six Months Ended June 30, 1998
                                                   -------------------------------
                                      Video Gaming      Bingo         Adjustment      Consolidated
                                     --------------  ------------  ----------------  --------------
  Revenue                            $   5,007,035   $ 2,072,021   $     374,316     $   7,453,372
  Depreciation and Amortization            466,127       448,889          83,312           998,328
  Segment profit (loss)                    621,130      (485,585)     (1,506,237)       (1,370,692)
  Segment Assets                         7,103,189     7,317,293      10,074,095        24,494,577
  Capital expenditures by segment        1,350,653       252,724          13,677         1,617,054

The adjustments represent video gaming and bingo concession and other income, depreciation and amortization related to corporate assets, corporate losses, and corporate capital expenditures to reconcile segment balances to consolidated balances. None of the other adjustments are significant.


--------------------------------------------------------------------------------
NOTE  11  -  SUBSEQUENT  EVENTS.
--------------------------------------------------------------------------------

On July 2, 1999, the Company announced the resignation of the following members of its Board of Directors and members of management: James L. Hall, formerly a Director; George M. Harrison, Jr., formerly a Director and Vice President; Andre
M. Hilliou, formerly Chairman of the Board, President and Chief Executive Officer; Michael W. Mims, formerly a Director; Grover C. Seaton III, formerly a Director; A. Joe Willis, formerly a Director; Richard M. Kelley, formerly Chief Financial Officer, Vice President and Treasurer; and Nancy J. Pollick, formerly Vice President of Operations. Each individual resigned from any and all positions held with the Company and its subsidiaries. On July 6, 1999, the Company announced that at a meeting of the Board of Directors, the Board elected Jeffrey L. Minch as a new Director to fill a vacancy on the Board, joining
Kenneth R. Adams and Daniel W. Deloney on the Board. At the meeting of the Board of Directors, the Board also elected Mr. Deloney as Chairman of the Board and President and Chief Executive Officer of the Company. In addition to these Board and management changes, on July 9, 1999, Brock Henning, a former South Carolina bingo area manager, and Connie Ryan, former Controller, resigned from the Company.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
JUNE  30,  1999


--------------------------------------------------------------------------------
NOTE  11  -  SUBSEQUENT  EVENTS  (CONTINUED)
--------------------------------------------------------------------------------

On July 2, 1999, the Governor of South Carolina signed into law legislation taxing and regulating video poker in South Carolina. The law requires a referendum to be held on November 2, 1999, in which South Carolina voters will decide whether video poker payouts should remain legal. If video poker payouts are banned as a result of the referendum, payouts will be illegal after June 30, 2000. If video poker payouts are supported by the referendum, however, then payouts will remain legal and other provisions in the new law will take effect.

If video poker payouts remain legal, beginning December 1, 1999, the bet limit will be $3 per hand and the payout limit will be $500 per sitting. Video poker operators will only be able to provide the $500 payout to video poker players, however, if the operators certify to the South Carolina Department of Revenue before December 1, 1999, that their machines are prepared for connection to the Department of Revenue central monitoring system or they have ordered the necessary equipment required for connection to the system. Until then, the current law regarding the $125 payout limit will remain in effect. Pursuant to the new law, all video poker machines must be connected to the Department of Revenue central monitoring system by February 1, 2000, in order to be able to continue to operate after that date. If voters decide to keep payouts legal, a 25% tax on net machine income after payouts will become effective beginning on December 1, 1999. Under the new law, casinos, which are video poker locations with more than 5 video poker machines, will not be licensed to operate after July 1, 2004. After July 1, 2004, casinos may only continue to operate if the county in which the casino is operating adopts an ordinance authorizing casinos to operate. No casino may be licensed to operate if it was not in operation on May 31, 1999.

If video poker payouts are banned in South Carolina as a result of the referendum, the Company's financial position and operations will be materially adversely affected. Even if video poker payouts remain legal, however, the new law will likely have a material adverse effect on the financial position and operations of the Company due to the increased taxes and other regulations that will be imposed on the video poker industry in South Carolina.

On July 13, 1999, the South Carolina Supreme Court ruled that video poker players cannot win more that $125 in a 24-hour period. In addition, the Court warned that advertising or offering jackpots over $125 could be a federal racketeering offense. Advertising or offering jackpots over $125 could also be criminal offenses under state law. The Court's ruling was issued in a case filed by several plaintiffs who claim that the activities of some video poker operators were illegal under current South Carolina law. Even though the Company is not a party to this case, the Court's ruling will likely affect the entire video poker industry in South Carolina and is expected to have a material adverse effect on the operations of the Company.

In July 1999, the Company entered into an arrangement with a person who is a shareholder and former director of the Company to manage and supervise the Company's bingo operations in South Carolina. The arrangements provide for the Company to pay the related party $1 per day as consideration for the services, and such future consideration as the Company shall decide in its absolute discretion. The Company may terminate the arrangement on twenty-four hours notice.

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

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended December 31, 1998 and 1997; the Company's Form 10-QSB for the quarters ended June 30, 1998, September 30, 1998 and March 31, 1999; and the consolidated financial statements and related notes for the period ended June 30, 1999. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 1998 Annual report on Form 10-KSB.

RESULTS  OF  OPERATIONS

The Company generated consolidated revenues of $3.6 million during the second fiscal quarter of 1999, ended June 30, 1999, as compared with $3.7 million in the comparable period of the prior fiscal year, representing a decrease of $185,000 or less than 5%. Second quarter revenues were led by video gaming operations, which produced $2.0 million, or 55% of total revenues, compared to $2.4 million, or 64%, in the comparable quarter of the prior year. The decrease in video gaming revenues was primarily a result of the re-organization of the free-standing video gaming machine ("VGM") operations in the fourth quarter of 1998. Bingo rental and other revenues totaled $1.6 million, or 45% of revenues, for the second quarter of 1999, compared to $1.3 million, or 36% of total revenue, for the second quarter of 1998. Bingo rental and other revenues increased primarily due to seven additional Texas bingo centers which were open in the second quarter of 1999 that were not open in the second quarter of 1998. Approximately 62% of second quarter revenues were generated in South Carolina, with 27% in Texas and 11% in Alabama, as compared to second quarter 1998 revenues of 78% in South Carolina, 11% in Texas, and 11% in Alabama. This shifting of revenues by region is a reflection of the reorganization of the free-standing VGM operations in South Carolina as well as the additional seven bingo halls in Texas contributing to operating revenues in the second quarter 1999. Revenues for the first half of 1999 totaled $7.2 million as compared to $7.5 million in the comparable period of the prior fiscal year, a decrease of 282,000 or 4%. Year-to-date revenues were again led by video gaming operations, which comprised 55% of total first half 1999 revenues.

Total costs and expenses were $3.9 million in the second quarter of 1999 versus $5.6 million in the second quarter of 1998, a decrease of $1.7 million or 31%. The decrease in total costs and expenses is primarily attributable to asset write-offs and charges of nearly $2.0 million for the second quarter of 1998. This decrease was offset by an accrual for severance payments of $580,000 which was recorded in the second quarter of 1999. See Note 6 to the consolidated financial statements. For the first six months of 1999, total costs and expenses were $7.4 million versus $8.9 million in the comparable period of 1998, a decrease of more than $1.5 million or a decrease of 17%. Total costs and expenses for the first six months of 1998 include approximately $2.0 million of non-cash write-offs and charges recorded in the second quarter of 1998.

Depreciation, amortization and license expense totaled $1.3 million in the second quarter of 1999, an increase of $430,000 from the second quarter of 1998. For the first six months of 1999, depreciation, amortization and license expenses were $2.5 million versus $1.6 million in the comparable period of 1998, an increase of $900,000 or 55%. The expense includes the depreciation of the Company's South Carolina video gaming machines and related license expenses as well as the amortization of the Company's intangible assets which consist primarily of goodwill related to the acquisition of the seven bingo halls in Texas.

General and administrative charges totaled $966,000 in the second quarter of 1999, compared to $1.6 million in 1998. For the first six months of 1998, general and administrative expenses were $1.9 million versus $2.6 million in the comparable period of 1998, a decrease of $742,000 or 29%. The change is primarily due to second quarter 1998 write-offs which include $300,000 for relocation and reorganization reserves and over $200,000 of abnormally high legal, travel, marketing and accounting costs.

Second quarter 1999 rent and utilities for the Company's freestanding video gamerooms and bingo centers totaled $411,000, compared to $1.1 million for the same period in 1998, a decrease of 62%. The change is primarily composed of second quarter 1998 write-offs which include a $500,000 accrual for lease payments on unprofitable and idle bingo centers. The

AMERICAN  BINGO  &  GAMING  CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS  OF  OPERATIONS  (CONTINUED)

Company is continuing its efforts to minimize rent expenses by subletting, converting, or terminating leases for idle and unperforming properties.

Direct operating costs for the second quarter of 1999 totaled $343,000, as compared to $1,478,000 for the same period in 1998, a decrease of approximately $1.1 million, or 77%. This decrease in direct operating costs is primarily attributable to second quarter 1998 write-offs and expense reductions resulting from the reorganization of the Company's freestanding VGM's into route locations which occurred in the forth quarter of 1998.

Net other income totaled $50,000 for the second quarter of 1999, as compared to $83,000 for the second quarter of 1998. Other income for the second quarter of 1999 included $8,000 received from the liquidation of Company common stock owned by the former Company president and members of his family in connection with the settlement of lawsuits and other issues between the parties. Pursuant to this settlement, the Company received 35,000 shares of Common Stock and realized a gain of $46,000. See Note 4.

Net loss for the second quarter of 1999 was ($285,262), which equated to a basic and fully diluted earnings per share of ($.03). Net loss for the second quarter of 1998 was ($1,824,917), which equated to a basic and fully diluted earnings per share of ($.19). Net loss for the first six months of 1999 was ($209,040), which equated to a basic and fully-diluted earnings per share of ($.02) per share. Net loss for the first six months of 1998 was ($1,370,692), which equated to a basic and fully-diluted earnings per share of ($.15).

The weighted average number of basic Common Stock shares outstanding totaled 9.9 million in the second quarter of 1999 as compared to 9.5 million in the second quarter of 1998. The change is primarily due to the issuance of Common Stock in the second half of 1998 in connection with the redemption of preferred stock, the issuance of 128,000 shares of Common Stock in October 1998 related to the acquisition of six bingo halls in Texas, and the issuance of 325,000 shares of Common Stock in January 1999 in connection with the exercise of stock options, less the repurchase of approximately 360,000 shares of Common Stock under the Company's buyback program during 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents at June 30, 1999 totaled $4.1 million and represented approximately 21% of the Company's total assets of $19.1 million. Cash flows from operating activities for the second quarter of 1999 totaled $788,000 compared to $332,000 during the second quarter of 1998, an increase of approximately 137%. Cash flows from operating activities for the first six months of 1999 were comprised of the Company's net loss of ($209,000), adjusted for non-cash costs of depreciation, gaming license expense and intangible asset amortization of $1.4 million, $76,000 related to a decrease in the provision for uncollectible receivables, a gain on receipt of treasury stock, reduced by net changes in operating assets and liabilities of approximately ($402,000).

Net  cash  used  in  investing  activities  for  the  first half of 1999 totaled
$154,000, compared to $1,706,000 in 1998. Cash used in investing activities consist primarily of $655,000, related to property and equipment purchases, offset by $600,000 from the repayment of notes receivable. Cash flows from investing activities in the first quarter of 1998 were primarily related to capital and intangible asset expenditures.

Cash used in financing activities for the first half of 1999 totaled $492,000. Cash used related to financing activities in 1999 included $806,000 of net cash paid to reduce notes payable and capital lease obligations. Cash received relating to financing activities included $315,000 primarily related to stock options exercised during the first quarter 1999, and stock purchases under the Employee Stock Purchase Plan. Cash flows from financing activities in the first quarter of 1998 netted to a nominal amount.

At June 30, 1999 the Company had $19.1 million in total assets with total liabilities of $3.0 million and $16.2 million of shareholders equity. Total assets include $4.1 million in cash, $1.3 million of net accounts and notes receivable, $6.4 million of property and equipment, $4.4 million of intangible assets, $2.3 million in prepaid video gaming licenses, and $578,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of $2.0 million.

AMERICAN  BINGO  &  GAMING  CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

Net  property  and  equipment  totaled $6.4 million at the end of June 30, 1999.
The majority of property and equipment is comprised of video gaming machines. Intangible assets, net of accumulated amortization, totaled $4.4 million at the end of June 30, 1999 and were primarily comprised of goodwill associated with the Company's acquisition of seven bingo centers in Texas during 1998.

Current liabilities totaled $1.4 million and long-term liabilities totaled $1.6 million at the end of June 30, 1999. The majority of liabilities were comprised of $2.0 million of notes payable and capital lease obligations related to the Company's acquisition of video gaming machines.

Current assets totaled $6.7 million at June 30, 1999, providing the company with working capital of approximately $5.4 million and a current ratio of almost 5 to
1. Net accounts receivable totaled $520,000 and were primarily comprised of operating receivables and short-term advances to video gaming route location owners. Total current notes receivable, less provision for doubtful collectability, totaled $520,000 at June 30, 1999. Note receivables are primarily comprised of a note balance due on the Company's sale of a Florida bingo center at the end of 1995, and notes receivable with related parties. Total prepaid licenses of $2.3 million represent the Company's portfolio of video gaming licenses for VGM's in South Carolina. Video gaming parts and bingo supplies are expensed at the time of purchase, therefore no inventory is recorded for operations.

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

The Company has conducted a comprehensive review of its computer systems to identify potential problems that could be caused by the Year 2000 issue. This issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Such programs may recognize a date using "00" as the year 1900 rather than year 2000, which could result in a system failure or miscalculation. Management currently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems or result in significant costs to become Year 2000 compliant.
However, if the Company's computer systems were subject to undetected system failures or operational problems resultant from the Year 2000 issue, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company has completed the process of certifying that the vendors and suppliers of its critical components and services are Year 2000. The Company intends to rely on Year 2000 compliance on the part of public utility providers and all state and local regulatory agencies, although non-compliance by those entities could materially adversely affect the Company's financial condition and operations.

AMERICAN  BINGO  &  GAMING  CORP.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which
Note  9  is  incorporated  herein  by  reference.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its Annual Meeting of Stockholders on May 27, 1999, at which meeting all seven of management's nominees for the Board of Directors were elected for a one-year term. The individuals elected were as follows: Kenneth
R. Adams, receiving 7,619,322 votes for and 1,627,127 votes against, with no votes abstaining; James L. Hall receiving 7,619,322 votes for and 1,627,127 votes against, with no votes abstaining; George M. Harrison, Jr. receiving 7,619,322 votes for and 1,627,127 votes against, with no votes abstaining; Andre
M. Hilliou receiving 7,619,322 votes for and 1,627,127 votes against, with no votes abstaining; Michael W. Mims receiving 7,426,339 votes for and 1,820,110 votes against, with no votes abstaining; Grover C. Seaton, III receiving 7,435,799 votes for and 1,810,650 votes against, with no votes abstaining; and
A. Joe Willis receiving 7,617,014 votes for and 1,629,435 votes against, with no votes abstaining.

At the meeting, management's proposal to approve the Company's Stock Option Plan was approved with 2,949,001 votes for, 2,596,060 votes against and 39,416 votes abstaining. Management's proposal to ratify the appointment of King Griffin & Adamson P.C. as independent auditors for the 1999 fiscal year was also approved with 7,569,701 votes for, 1,552,168 votes against and 124,580 votes abstaining.

Management had solicited votes to amend the Company's Certificate of Incorporation and Bylaws to divide the Board of Directors into two classes. At the meeting, management made a motion to table this proposal, which motion to table was approved with 3,027,310 votes for and 779,100 votes against, with no votes abstaining. Management had also solicited votes to amend the Company's Certificate of Incorporation to include stockholder licensing provisions. At the meeting, management made a motion to table this proposal, which motion to table was approved with 3,051,810 votes for and 754,600 votes against, with no votes abstaining.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS.

3.1      Amended  and  Restated  Bylaws  of  the  Company.

10.1     American  Bingo  &  Gaming  Corp.  Stock  Option  Plan.

10.2 Severance Agreement with James L. Hall dated July 1, 1999 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.3 Severance Agreement with George M. Harrison Jr. dated July 2, 1999 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.4 Severance Agreement with Andre M. Hilliou dated July 2, 1999 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.5 Severance Agreement with Michael W. Mims dated July 2, 1999 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.6 Severance Agreement with Grover C. Seaton III dated June 30, 1999 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.7 Severance Agreement with Richard M. Kelley dated July 2, 1999 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.8 Severance Agreement with Nancy J. Pollick dated July 2, 1999 (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

AMERICAN  BINGO  &  GAMING  CORP.

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  (CONTINUED)

27.1     Financial  Data  Schedule  (for  SEC  use  only).

(B)     REPORTS  ON  FORM  8-K.

There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  American  Bingo  &  Gaming  Corp.


                                  August  10,  1999


                                  By:

                                  /s/  Daniel  W.  Deloney
                                  ------------------------
                                  Daniel  W.  Deloney
                                  Chairman  of  the  Board,  President
                                  and  Chief  Executive  Officer


                                  /s/  Larry  D.  Kasufkin
                                  ------------------------
                                  Larry  D.  Kasufkin
                                  Secretary  and  Treasurer

                                                   INDEX TO EXHIBITS

Exhibit Sequential
Number  Description                                                                                          Page Number
------  -----------                                                                                          -----------
   3.1  Amended and Restated Bylaws of the Company.

  10.1  American Bingo & Gaming Corp. Stock Option Plan.

  10.2  Severance Agreement with James L. Hall dated July 1, 1999 (incorporated by reference to
        Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

  10.3  Severance Agreement with George M. Harrison, Jr. dated July 2, 1999 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

  10.4  Severance Agreement with Andr  M. Hilliou dated July 2, 1999 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

  10.5  Severance Agreement with Michael W. Mims dated July 2, 1999 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

  10.6  Severance Agreement with Grover C. Seaton III dated June 30, 1999 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

  10.7  Severance Agreement with Richard M. Kelley dated July 2, 1999 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

  10.8  Severance Agreement with Nancy J. Pollick dated July 2, 1999 (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

  27.1  Financial Data Schedule (for SEC use only).