Form 10QSB
period 1999-09-30
AMERICAN BINGO & GAMING CORP
filed 1999-11-15
CIK 931683

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999


                                       OR


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission  file  No.  0-13530
                     ---------

                          AMERICAN BINGO & GAMING CORP.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                              74-2723809
                --------                              ----------
     (State or other jurisdiction of                (I.R.S.Employer
     incorporation  or organization)              Identification No.)



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

The number of shares outstanding of each class of the issuer's common stock as of November 10, 1999 was 9,910,590.

Transitional  Small  Business  Disclosure  Format:  YES  [ ]     NO  [X]

                          AMERICAN BINGO & GAMING CORP.

                                   FORM 10-QSB

                    For the Quarter Ended September 30, 1999

                                      INDEX

Part  I.  Financial  Information

          Item  1.  Financial  Statements


          a)  Consolidated  Statement  of  Operations  for  the
              Three  Months  Ended  September  30,  1998  and  1999         2

          b)  Consolidated  Statement  of  Operations  for  the
              Nine  Months  Ended  September  30,  1998  and  1999          3

          c)   Consolidated  Balance  Sheet as of September 30, 1999        4

          d)  Consolidated  Statements  of  Cash  Flows  for  the
              Nine  Months  Ended  September  30,  1998  and  1999          5

          e)  Notes  to  Consolidated  Financial  Statements                7

          Item  2.  Management's Discussion and Analysis of Financial
                    Condition  and  Results  of  Operations                15

Part  II.     Other  Information

          Item  1.  Legal  Proceedings                                     18

          Item  2.  Changes  in  Securities  and  Use of Proceeds          18

          Item  5.  Other  Information                                     18

          Item  6.  Exhibits  and  Reports on Form 8-K                     19


Signatures                                                                 21

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

AMERICAN  BINGO  &  GAMING  CORP.

CONSOLIDATED  STATEMENT  OF  OPERATIONS  (UNAUDITED)

                                                                         Three Months Ended September 30,
                                                                         --------------------------------
                                                                                1999         1998
                                                                             -----------  -----------
REVENUES:
  Video gaming. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,366,613   $2,551,380
  Bingo . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,351,057    1,446,919
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     323,975      285,496
                                                                             -----------  -----------

TOTAL REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,041,645    4,283,795
                                                                             -----------  -----------

COSTS AND EXPENSES:
  Direct salaries and other compensation. . . . . . . . . . . . . . . . . .     302,166      693,953
  Rent and utilities ($26,310 and $26,310, respectively to related parties)     623,118      554,483
  Direct operating costs. . . . . . . . . . . . . . . . . . . . . . . . . .     409,136      691,768
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .     673,051      509,552
  License expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     464,576      405,989
  Severance expense and final compensation. . . . . . . . . . . . . . . . .     402,122          ---
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .     629,585      926,520
                                                                             -----------  -----------

TOTAL COSTS AND EXPENSES. . . . . . . . . . . . . . . . . . . . . . . . . .   3,503,754    3,782,265
                                                                             -----------  -----------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (462,109)     501,530

OTHER INCOME AND EXPENSES:
  Interest and investment income. . . . . . . . . . . . . . . . . . . . . .      37,488       50,684
  Interest expense ($5,769 and $7,426, respectively to related parties) . .     (47,033)     (95,856)
  Other income and (expense) . . . . . . . . . . . . . . . . . . . . . . .       (3,074)      34,429
                                                                             -----------  -----------

TOTAL OTHER INCOME AND EXPENSES . . . . . . . . . . . . . . . . . . . . . .     (12,619)     (10,743)

NET INCOME BEFORE PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . .    (474,728)     490,787

PROVISION FOR STATE INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .      37,322      111,450
                                                                             -----------  -----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ($512,050)  $  379,337
                                                                             ===========  ===========


EARNINGS PER SHARE:

  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ($.05)  $      .04
                                                                             ===========  ===========

  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ($.05)  $      .04
                                                                             ===========  ===========


  Weighted average shares outstanding - basic . . . . . . . . . . . . . . .   9,910,590    9,325,499

  Weighted average shares outstanding - diluted . . . . . . . . . . . . . .   9,910,590    9,878,404

          See accompanying notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.

CONSOLIDATED  STATEMENT  OF  OPERATIONS  (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                                      1999          1998
                                                                                  ------------  ------------
REVENUES:
  Video gaming . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,309,246   $ 7,597,009
  Bingo. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,010,353     3,519,940
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      893,817       620,217
                                                                                  ------------  ------------

TOTAL REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,213,416    11,737,166
                                                                                  ------------  ------------

COSTS AND EXPENSES:
  Direct salaries and other compensation . . . . . . . . . . . . . . . . . . . .      874,983     1,840,454
  Rent and utilities ($78,930 and 78,930, respectively to related parties) . . .    1,569,251     2,142,412
  Direct operating costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,372,275     2,484,620
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .    2,040,394     1,507,877
  License expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,562,368       999,764
  Severance expense and final compensation . . . . . . . . . . . . . . . . . . .      982,122           ---
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .    2,481,038     3,519,188
                                                                                  ------------  ------------

TOTAL COSTS AND EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,882,431    12,494,315
                                                                                  ------------  ------------

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (669,015)     (757,149)

OTHER INCOME AND EXPENSES:
  Interest and investment income . . . . . . . . . . . . . . . . . . . . . . . .      157,182       351,573
  Interest expense ($18,708 and $7,426 respectively to related parties). . . . .     (178,996)     (507,754)
  Gain on settlement with a related party, net of legal expenses of $100,000 . .      191,127           ---
  Other income and (expense). . . . . . . . . . . . . . . . . . . . . . . .  . .       27,003       148,327
                                                                                  ------------  ------------

TOTAL OTHER INCOME AND EXPENSES. . . . . . . . . . . . . . . . . . . . . . . . .      196,316        (7,854)

NET INCOME BEFORE PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . .     (472,699)     (765,003)

PROVISION FOR STATE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . .      248,272       226,352
                                                                                  ------------  ------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    ($720,971)    ($991,355)
                                                                                  ============  ============

EARNINGS PER SHARE:

  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ($.07)        ($.12)
                                                                                  ============  ============

  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ($.07)        ($.12)
                                                                                  ============  ============


  Weighted average shares outstanding - basic. . . . . . . . . . . . . . . . . .    9,886,066     9,207,403

  Weighted average shares outstanding - diluted. . . . . . . . . . . . . . . . .    9,886,066     9,207,403

          See accompanying notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.

CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)

                                  ASSETS
                                  ------
                                                                        September 30, 1999
                                                                       --------------------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $        3,408,142
  Accounts receivable net of allowance for doubtful
    accounts of $143,776. . . . . . . . . . . . . . . . . . . . . . .              721,246
  Notes receivable - current portion,
    net of allowance for doubtful accounts of $165,361. . . . . . . .              185,525
  Prepaid license expense - current portion . . . . . . . . . . . . .            1,178,064
  Other prepaid expenses and current assets . . . . . . . . . . . . .              340,336
                                                                       --------------------
      Total Current Assets. . . . . . . . . . . . . . . . . . . . . .            5,833,313
                                                                       --------------------

Property and Equipment - at cost, net of accumulated
    depreciation and amortization . . . . . . . . . . . . . . . . . .            6,117,779

Other Assets:
  Notes receivable, net of current portion. . . . . . . . . . . . . .              493,351
  Prepaid license expense, net of current portion . . . . . . . . . .              818,333
  Intangible assets, net of accumulated amortization. . . . . . . . .            4,220,231
  Other non-current assets. . . . . . . . . . . . . . . . . . . . . .              178,665
                                                                       --------------------
      Total Other Assets. . . . . . . . . . . . . . . . . . . . . . .            5,710,580
                                                                       --------------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        17,661,672
                                                                       ====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current Liabilities:
  Notes payable - current portion . . . . . . . . . . . . . . . . . .  $            37,875
  Capital leases payable - current portion. . . . . . . . . . . . . .              288,984
  Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .              250,733
  Accrued expenses and other current liabilities. . . . . . . . . . .              112,830
                                                                       --------------------
      Total Current Liabilities . . . . . . . . . . . . . . . . . . .              690,422
                                                                       --------------------

Long-term Liabilities:
  Notes payable, net of current portion ($272,690 to related parties)            1,308,018
  Capital leases payable, net of current portion  . . . . . . . . . .               19,247
                                                                       --------------------
      Total Long-term Liabilities . . . . . . . . . . . . . . . . . .            1,327,265
                                                                       --------------------

Stockholders' Equity:
  Common stock, $.001 par value,
    authorized 20,000,000 shares,
    issued 10,176,890 shares. . . . . . . . . . . . . . . . . . . . .               10,177
  Additional paid-in-capital. . . . . . . . . . . . . . . . . . . . .           23,481,630
  Treasury stock - 266,300 shares . . . . . . . . . . . . . . . . . .             (732,337)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .           (7,115,485)
                                                                       --------------------
      Total Stockholders' Equity. . . . . . . . . . . . . . . . . . .           15,643,985
                                                                       --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $        17,661,672
                                                                       ====================

          See accompanying notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                             Nine Months Ended September 30,
                                                                  1999          1998
                                                               -----------  -------------
CASH FLOWS FROM OPERATING ACTIVATES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .   ($720,971)     ($991,355)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .   1,485,625      2,507,641
  Non-cash write-offs and charges . . . . . . . . . . . . . .         ---      1,170,698
  Provision for uncollectible receivables . . . . . . . . . .      82,841            ---
  Gain on litigation settlement . . . . . . . . . . . . . . .       1,300            ---
  Gain on receipt of treasury stock . . . . . . . . . . . . .     (45,938)           ---
  Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
      Accounts receivable . . . . . . . . . . . . . . . . . .    (424,982)      (505,621)
      Prepaid licenses. . . . . . . . . . . . . . . . . . . .    (497,005)      (150,717)
      Deposits. . . . . . . . . . . . . . . . . . . . . . . .      (7,000)           ---
      Other prepaid expenses and current assets . . . . . . .     201,769         38,853
      Trade accounts payable and accrued expenses . . . . . .     110,743       (495,332)
      Accrued expenses and other current liabilities             (286,098)           ---
                                                               -----------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . .     (99,716)     1,574,167
                                                               -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital and intangible expenditures . . . . . . . . . . . .         ---     (1,792,385)
  Acquisition of subsidiary . . . . . . . . . . . . . . . . .         ---       (500,000)
  Property and equipment expenditures . . . . . . . . . . . .    (752,658)    (2,221,417)
  Collections of notes receivable . . . . . . . . . . . . . .     712,249        214,587
  Issuance of notes receivable. . . . . . . . . . . . . . . .     (20,000)      (308,000)
  Reductions of notes receivable allowance. . . . . . . . . .     (30,234)           ---
  Other non-current assets. . . . . . . . . . . . . . . . . .         ---         33,133
  Proceeds from sale of property and equipment. . . . . . . .      24,714            ---
                                                               -----------  -------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .    ( 65,929)   ( 4,574,082)
                                                               -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations . . . . . . . . . . .    (251,084)           ---
  Payments on notes payable . . . . . . . . . . . . . . . . .    (443,111)      (577,870)
  Issuances of employee stock option and purchase plans . . .       3,000         43,560
  Payments related to warrant financing costs . . . . . . . .         ---        (10,323)
  Dividend payments to preferred stockholders . . . . . . . .         ---        (83,010)
  Repurchase of common stock. . . . . . . . . . . . . . . . .         ---     (1,075,296)
  Cash paid in connection with preferred stock conversions. .         ---       (812,365)
  Proceeds from option exercises. . . . . . . . . . . . . . .     311,581            ---
                                                               -----------  -------------
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES . . . .    (379,614)    (2,515,304)

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . .     545,259     (5,515,219)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . .   3,953,401     11,936,862
                                                               -----------  -------------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . .  $3,408,142   $  6,421,643
                                                               ===========  =============

           See accompanying notes to consolidated financial statements

AMERICAN  BINGO  &  GAMING  CORP.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                       Nine Months Ended September 30,
                                                               1999      1998
                                                             --------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash payments:

    Interest. . . . . . . . . . . . . . . . . . . . . . . .  $178,996  $180,872
                                                             ========  ========

    Income taxes. . . . . . . . . . . . . . . . . . . . . .  $160,200  $402,288
                                                             ========  ========


  Non-cash transactions:

    Acquisition of business in exchange for note payable
      ($0 and $400,000, respectively from related parties).  $    ---  $400,000
                                                             ========  ========

    Acquisition of property and equipment in exchange
      for notes payable . . . . . . . . . . . . . . . . . .  $434,415  $439,007
                                                             ========  ========

    Acquisition of businesses in exchange for common stock.  $    ---  $ 90,000
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  1  -  PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION.
--------------------------------------------------------------------------------


The unaudited consolidated condensed financial statements include the accounts of American Bingo & Gaming Corp. and its wholly owned subsidiaries (the "Company"). The financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The financial statements contained herein should be read in conjunction with the notes to the Company's audited consolidated financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates. Where appropriate, items within the consolidated condensed financial statements have been reclassified to maintain consistency and comparability for all periods presented.

The operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 1999. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.

--------------------------------------------------------------------------------
NOTE  2  -  PROPERTY  AND  EQUIPMENT.
--------------------------------------------------------------------------------

     Property  and  equipment  at  September 30, 1999 consists of the following:

    Land . . . . . . . . . . . . . . . . . . . . . . .  $   189,671
    Buildings. . . . . . . . . . . . . . . . . . . . .      379,342
    Building and leasehold improvements. . . . . . . .    3,005,050
    Video gaming machines and bingo equipment. . . . .    6,905,167
    Equipment, furniture and fixtures. . . . . . . . .    1,180,021
    Automobiles. . . . . . . . . . . . . . . . . . . .      375,831
                                                        ------------
                                                         12,035,082

      Less:  Accumulated depreciation and amortization   (5,917,303)
                                                        ------------

  Property and equipment, net. . . . . . . . . . . . .  $ 6,117,779
                                                        ============

Property and equipment as of September 30, 1999 includes $1.3 million of assets held under capital leases and related accumulated amortization of $455,000. Related amortization expense charged to operations for the nine months ended September 30, 1999 and 1998 was $162,000 each period.

Depreciation expense charged to operations for the nine months ended September 30, 1999 and 1998 was $1,428,000 and $1,036,000, respectively.

AMERICAN  BINGO  &  GAMING  CORP.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  3  -  INTANGIBLE  ASSETS.
--------------------------------------------------------------------------------

Intangible  assets  at  September  30,  1999  consists  of  the  following:

    Goodwill. . . . . . . . . . . . .  $ 5,095,436
    Covenants not to compete. . . . .      553,891
                                       ------------
                                         5,649,327

      Less:  Accumulated amortization   (1,429,096)
                                       ------------

  Intangible assets, net. . . . . . .  $ 4,220,231
                                       ============

Amortization expense charged to operations for the nine months ended September 30, 1999 and 1998 was $619,000 and $433,000, respectively.

--------------------------------------------------------------------------------
NOTE  4  -  SHAREHOLDERS'  EQUITY.
--------------------------------------------------------------------------------

The Company has issued 327,308 shares of its common stock since the beginning of 1999, including 325,000 shares pursuant to stock options exercised and 2,308 shares pursuant to purchases under the Company's Employee Stock Purchase Plan. The Company received proceeds of $310,781 and $3,000 related to these purchases, respectively. The Company also recognized $1,300 in equity proceeds for the reimbursement of founders shares. The Company received 35,000 shares from the Company's former President, Greg Wilson, and members of his family in the second quarter of 1999 from the settlement of lawsuits and other issues between the parties. These shares have been accounted for as treasury stock.

--------------------------------------------------------------------------------
NOTE  5  -  EARNINGS  (LOSS)  PER  SHARE.
--------------------------------------------------------------------------------

A  reconciliation  of  basic  to  diluted  earnings  per  share  is  as follows:

                                               Three months ended September 30,
                                        ------------------------------------------------
                                                 1999                   1998
                                        ----------------------  ------------------------
                                          Basic      Diluted       Basic       Diluted
                                        ----------  ----------  -----------  -----------
Numerator:
--------------------------------------
  Net loss . . . . . . . . . . . . . .  ($512,050)  ($512,050)  $  379,337   $  379,337
  Add preferred dividends. . . . . . .        ---         ---      (21,902)         ---
                                        ----------  ----------  -----------  -----------
  Income available/(loss) attributable
        to common stockholders . . . .  ($512,050)  ($512,050)  $  357,435   $  379,337
                                        ==========  ==========  ===========  ===========

Denominator:
--------------------------------------
  Weighted average shares outstanding.  9,910,590   9,910,590    9,325,499    9,325,499
  Add Common Stock Equivalents . . . .        ---         ---          ---      552,905
  Effect of dilutive securities:
    Preferred stock. . . . . . . . . .        ---         ---          ---          ---
    Stock options and warrants . . . .        ---         ---          ---          ---
                                        ----------  ----------  -----------  -----------
  Weighted average shares outstanding.  9,910,590   9,910,590    9,325,499    9,878,404
                                        ==========  ==========  ===========  ===========

  Earnings (Loss) per share. . . . . .      ($.05)      ($.05)  $      .04   $      .04
                                        ==========  ==========  ===========  ===========

AMERICAN  BINGO  &  GAMING  CORP.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  5  -  EARNINGS  (LOSS)  PER  SHARE  (CONTINUED)
--------------------------------------------------------------------------------

                                                    Nine months ended September 30,
                                                    -------------------------------
                                                     1999                      1998
                                                     ----                      ----
                                              Basic      Diluted       Basic        Diluted
                                            ----------  ----------  ------------  ------------
Numerator:
  Net loss . . . . . . . . . . . . . . . .  ($720,971)  ($720,971)    ($991,355)    ($991,355)
  Add preferred dividends. . . . . . . . .        ---         ---       (83,010)      (83,010)
                                            ----------  ----------  ------------  ------------
  Loss attributable to common stockholders  ($720,971)  ($720,971)  ($1,074,365)  ($1,074,365)
                                            ==========  ==========  ============  ============

Denominator:
------------------------------------------
  Weighted average shares outstanding. . .  9,886,066   9,886,066     9,207,403     9,207,403
  Effect of dilutive securities:
    Preferred stock. . . . . . . . . . . .        ---         ---           ---           ---
    Stock options and warrants . . . . . .        ---         ---           ---           ---
                                            ----------  ----------  ------------  ------------
Weighted average shares outstanding. . . .  9,886,066   9,886,066     9,207,403     9,207,403
                                            ==========  ==========  ============  ============

  Earnings (Loss) per share. . . . . . . .      ($.07)      ($.07)        ($.12)        ($.12)
                                            ==========  ==========  ============  ============

--------------------------------------------------------------------------------
NOTE  6  -  NONRECURRING  AND  UNUSUAL  CHARGES
--------------------------------------------------------------------------------

The Company recorded approximately $633,000 of nonrecurring and unusual charges in the third quarter of 1999. The charges included severance and final compensation payments pursuant to existing employment agreements of $402,000 associated with the realignment of the Company's management team and the integration of Darlington Music Co., Inc.'s operations into the Company. In addition, the forgiveness of two promissory notes from former senior managers in accordance with the Company's contractual obligations under existing employment agreements totaled $109,000. Unusual charges included a one-time assessment of $33,000 by the State of South Carolina to fund the video gaming referendum, which, prior to the South Carolina Supreme Court decision discussed in Note 9 and Note 11 that held the referendum unconstitutional, was scheduled for November 2, 1999. The Company also recorded contributions of $73,500 made in support of the industry campaign to support a favorable outcome in the referendum and the payment of $15,000 for bingo violations that occurred in April of 1999.

--------------------------------------------------------------------------------
NOTE  7  -  INCOME  TAXES
--------------------------------------------------------------------------------

The Company recorded approximately $37,322 and $248,272 of state income tax expense for the three and nine-month periods ended September 30, 1999, respectively. The Company does not expect to incur material federal income tax liabilities until the depletion of its accumulated federal income tax loss carryforwards, which totaled approximately $3.1 million at September 30, 1999. The utilization of the net operating loss is subject to limitations in accordance with 382 of the Internal Revenue Code.

AMERICAN  BINGO  &  GAMING  CORP.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  8  -  RELATED  PARTY  TRANSACTIONS.
--------------------------------------------------------------------------------

In conjunction with the purchase of Ambler Bingo in March 1998, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the three and nine months ended September 30, 1999, the Company recognized $5,769 and $18,708, respectively, of interest expense related to this obligation.

As a part of the Company's acquisition of Darlington Music Co., Inc, the Company assumed a related party lease for an office and game machine warehouse facility. The lease is by and between the Company and a former director and two immediate family members, all of whom are shareholders of the Company. The lease originated on January 15, 1990 for a 15 year term with monthly rental payments of $3,500. For the three and nine months ended September 30, 1999, the Company has expensed $10,500 and $31,500, respectively, for rental payments to the related parties under this lease.

As a part of the acquisition of Gold Strike, Inc. and Lucky 4, Inc. the Company assumed an operating lease for gaming properties located in South Carolina. The lessor is a partnership in which a shareholder and former director of the Company is a 50% general partner. This lease expires November 2001 and can be terminated with thirty (30) day notice at any time upon a change in South Carolina gaming laws. The monthly rental payments under this lease are $5,270. For the three and nine months ended September 30, 1999, the Company has expensed $15,810 and $47,430, respectively, for rental payments to the related party under this lease.

An entity owned and managed by one person who is a shareholder and former director of the Company and a second person who is a shareholder of the Company entered into a three year Agreement with the Company in November 1998 to operate the Company's non-route video gaming operations at eight video gaming machine centers. In connection with this Agreement, the Company entered into a lease or sublease with the operator at seven of the eight video gaming machine centers and receives rental income from the operator for the use of these locations. On October 23, 1999, the Company renegotiated this Agreement and now receives all net proceeds from the operations of the video gaming machine centers.

In July 1999, the Company entered into a contract with a person who is a shareholder and former director of the Company to manage and supervise the Company's bingo operations in South Carolina. The Company terminated this arrangement effective October 23, 1999 and the Company is now managing and supervising the South Carolina bingo operations.

--------------------------------------------------------------------------------
NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES
--------------------------------------------------------------------------------

On July 2, 1999, the Governor of South Carolina signed into law legislation taxing and regulating video poker in South Carolina. The new law required a referendum to be held on November 2, 1999, in which South Carolina voters would decide whether video poker payouts should remain legal. If video poker payouts were supported by the referendum, then payouts would remain legal and other provisions in the new law would take effect. If video poker payouts were not supported by the referendum, however, payouts would be illegal after June 30, 2000. One provision, which would take effect if voters decided to keep payouts legal, was a 25% tax on net machine income after payouts. The tax would become effective beginning on December 1, 1999.

On October 14, 1999, the South Carolina Supreme Court ruled that the portion of the new law requiring a referendum to be held on November 2, 1999, was unconstitutional. The Court upheld, however, the portion of the new law that banned video poker payouts as of June 30, 2000, thus effectively outlawing the industry in South Carolina as of June 30, 2000.

AMERICAN  BINGO  &  GAMING  CORP.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).
--------------------------------------------------------------------------------

This Supreme Court ruling and the resulting ban on video poker payouts effective after June 30, 2000, will have a material adverse effect on the Company's financial position and operations as the Company expects that it will be forced to cease its video poker operations which represented approximately 52% of the Company's revenues for the nine month period ended September 30, 1999.

On July 13, 1999, the South Carolina Supreme Court ruled that video poker players cannot win more than $125 in a 24-hour period. In addition, the Court warned that advertising or offering jackpots over $125 could be a federal racketeering offense. Advertising or offering jackpots over $125 could also be criminal offenses under state law. The Court's ruling was issued in a case filed by several plaintiffs who claim that the activities of some video poker operators were illegal under current South Carolina law. Even though the Company is not a party to this case, the Court's ruling will likely affect the entire video poker industry in South Carolina and is expected to have a material adverse effect on the operations of the Company.

Current regulatory requirements in South Carolina require each video gaming machine ("VGM") to be connected via modems to the South Carolina Department of Revenue's computer monitoring system by February 1, 2000. Any VGM not connected to this online reporting system by the above-stated deadline must be turned off until it is upgraded and connected to the system. These requirements would necessitate the expenditure of approximately $2,500 per VGM. The Company has determined that this capital expenditure is not justified given (i) the short duration of time during which the VGMs could be legally operated since payouts will be banned as of June 30, 2000, and (ii) the reduced level of profitability brought about by the $125 per day per player limitation imposed by the South Carolina Supreme Court. The effect of this determination is that the Company will likely cease operating its video gaming segment effective February 1, 2000. As noted above, this is expected to have a material adverse effect on the Company's financial position and operations as the Company's video poker operations represented approximately 52% of the Company's revenues for the nine month period ended September 30, 1999.

In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively for purposes of this discussion as "Furtney"). On June 12, 1997, Furtney filed a lawsuit against the Company in a Florida Circuit Court, alleging breach of contractFurtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. Furtney seeks to recover damages in the amount of $900,000 related to these allegations. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office and that Furtney was fully aware of this investigation. The State of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company re-sold these three bingo centers in December of 1995. In January 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him. There can be no assurance of this result, however, and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

In 1997, one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a legal action in the Federal U.S. District
Court in Columbia, South Carolina filed by video poker players. This action alleges various wrongful acts by the defendants, including allegations that certain of the defendants' video gaming operations in South Carolina: i) comprise a lottery, which violates the state constitution; ii) violate the state's daily net video gaming machine payout limit of $125 per player; iii) violate the state's single premise rule which only allows up to five video gaming machines per premise; and iv) violate the state's prohibition against beer and wine permit holders allowing gambling or games of chance. The plaintiffs in this action are attempting to have this action certified as a class action lawsuit. The plaintiffs seek to recover the money lost from playing video poker and to restrict or otherwise limit in various respects

AMERICAN  BINGO  &  GAMING  CORP.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).
--------------------------------------------------------------------------------

the manner in which video gaming operations are conducted in South Carolina. The District Judge certified questions for an advisory opinion of the South Carolina Supreme Court regarding whether video gaming constitutes an illegal lottery in South Carolina. The Supreme Court issued an opinion in November 1998 stating that video gaming does not constitute an illegal lottery. In addition, in April 1999 the District Court ruled that video gaming cash payouts are limited to $125 per day per player based on the existing law in South Carolina. There are several issues still pending in the District Court. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company.

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

On May 14, 1999, Roy Stevens, a former employee and current shareholder of the Company, filed a lawsuit against the Company, certain of its subsidiaries, and certain officers, directors and employees of the Company in the Court of Common Pleas for the Fifth Judicial Circuit in Columbia, South Carolina. The lawsuit alleges that the defendants breached fiduciary duties, breached contracts, maliciously prosecuted the plaintiff, and engaged in various fraudulent and illegal acts. The plaintiff seeks to recover actual and punitive damages of an unspecified amount, the reassignment of a lease agreement that secures a promissory note issued by the Company to the plaintiff and to have a receiver appointed to take control of the Company during the pendency of this lawsuit. The Company believes that the lawsuit is completely without merit and the Company will defend itself vigorously. The Company and the plaintiff have formally agreed, as of November 1, 1999, to non-binding mediation of the case in the near future. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company.

The South Carolina Department of Revenue has performed an audit of the state income tax returns filed by the Company and its subsidiaries for 1995 and 1996. As a result of these audits, the Company was notified by the Department of Revenue that the Company may have additional tax liability relating to these audits for South Carolina state income taxes for 1995 and 1996, including interest of up to $100,000. The Company is in the process of providing additional information to the Department of Revenue to support its calculation of administrative expenses and overhead for 1995 and 1996. If this case were to be decided against the Company, it could have a material adverse effect on the financial position of the Company.

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

AMERICAN  BINGO  &  GAMING  CORP.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  10  -  SEGMENTS  (CONTINUED)
--------------------------------------------------------------------------------

A summary of the segment financial information reported to the CODM is as follows:

                                          Three  Months  Ended  September  30,  1999
                                          ------------------------------------------
                                     Video Gaming     Bingo      Adjustment    Consolidated
                                    --------------  ----------  ------------  --------------
  Revenue. . . . . . . . . . . . .  $   1,366,613   $1,351,057  $   323,975   $   3,041,645
  Depreciation and Amortization. .        312,504      351,270        9,277         673,051
  Segment profit (loss). . . . . .       (213,900)     211,768     (509,918)       (512,050)
  Capital expenditures by segment             ---      203,617       10,552         214,169

                                          Three  Months  Ended  September  30,  1998
                                          ------------------------------------------
                                    Video Gaming     Bingo      Adjustment   Consolidated
                                    -------------  ----------  ------------  ------------
  Revenue. . . . . . . . . . . . .  $   2,551,380  $1,446,919  $   285,496      4,283,795
  Depreciation and Amortization. .        259,042     278,920      (28,410)       509,552
  Segment profit (loss). . . . . .        314,050     557,728     (492,441)       379,337
  Capital expenditures by segment             ---      98,600          ---         98,600

                                          Nine  Months  Ended  September  30,  1999
                                          ------------------------------------------
                                    Video Gaming      Bingo      Adjustment    Consolidated
                                    -------------  -----------  ------------  --------------
  Revenue. . . . . . . . . . . . .  $   5,309,246  $ 4,010,353  $   893,817   $  10,213,416
  Depreciation and Amortization. .        962,948    1,058,054       19,392       2,040,394
  Segment profit (loss). . . . . .        899,218      642,790   (2,262,979)       (720,971)
  Segment Assets . . . . . . . . .      7,039,791   11,888,917   (1,267,036)     17,661,672
  Capital expenditures by segment.        546,289      728,817       28,484       1,303,590


                                          Nine  Months  Ended  September  30,  1998
                                          ------------------------------------------
                                    Video Gaming     Bingo      Adjustment    Consolidated
                                    -------------  ----------  ------------  --------------
  Revenue. . . . . . . . . . . . .  $   7,597,009  $3,519,940  $   620,217   $  11,737,166
  Depreciation and Amortization. .        727,730     727,809       52,338       1,507,877
  Segment profit (loss). . . . . .        935,179      72,146   (1,998,680)       (991,355)
  Segment Assets . . . . . . . . .      7,215,615   8,833,422    4,225,014      20,274,051
  Capital expenditures by segment.      1,350,653     351,324       42,161       1,744,138

The adjustments represent video gaming and bingo concession and other income, depreciation and amortization related to corporate assets, corporate losses, and corporate capital expenditures to reconcile segment balances to consolidated balances. None of the other adjustments are significant.

AMERICAN  BINGO  &  GAMING  CORP.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  11  -  SUBSEQUENT  EVENTS
--------------------------------------------------------------------------------

On October 14, 1999, the South Carolina Supreme Court issued a ruling that declared unconstitutional the November 2, 1999 referendum, which was to allow South Carolina voters to decide whether video poker payouts should remain legal. As a result of, and pursuant to, this ruling, video poker payouts will be illegal in South Carolina after June 30, 2000. This Supreme Court ruling will force the Company to cease its video poker operations, which will have a material adverse effect on the Company's financial position and operations since the Company's video poker operations represented approximately 52% of the Company's revenue for the nine month period ended September 30, 1999.

On October 21, 1999, the Company announced that the Board of Directors had elected Jeffrey L. Minch as the President of the Company and Gordon R. McNutt as a new director of the Company.

An entity owned and managed by one person who is a shareholder and former director of the Company and a second person who is a shareholder of the Company entered into a three year Agreement with the Company in November 1998 to operate the Company's non-route video gaming operations at eight video gaming machine centers. On October 23, 1999, the Company renegotiated this Agreement and now receives all net proceeds from the operations of the video gaming machine centers.

On October 27, 1999, the Company received a letter from NASDAQ notifying the Company that the Company's Common Stock had failed to maintain a minimum bid price of at least $1.00 during the previous thirty consecutive business days, as required under the NASDAQ rules, and that as a result, the Company's Common Stock could possibly be delisted from the NASDAQ Small Cap Market. The Company has until January 24, 2000, to achieve compliance with the requirement regarding minimum bid price by having its Common Stock maintain a minimum bid price of at least $1.00 for ten consecutive business days. If the Company's Common Stock fails to maintain a minimum bid price of at least $1.00 for ten consecutive business days prior to January 24, 2000, the Company's Common Stock will be delisted from the NASDAQ Small Cap Market at the opening of business on January 26, 2000. The Company would, however, have an opportunity to appeal and stay any delisting during the appeal pursuant to the NASDAQ rules. The Company has already requested a hearing with NASDAQ to present its strategic plan to comply with NASDAQ's listing requirements. The date of such hearing has not yet been determined. Delisting of the Company's Common Stock could have a material impact on the marketability of the Company's Common Stock.

Current regulatory requirements in South Carolina require each video gaming machine ("VGM") to be connected via modems to the South Carolina Department of Revenue's computer monitoring system by February 1, 2000. Any VGM not connected to this online reporting system by the above-stated deadline must be turned off until it is upgraded and connected to the system. These requirements would necessitate the expenditure of approximately $2,500 per VGM. The Company has determined that this capital expenditure is not justified given (i) the short duration of time during which the VGMs could be legally operated since payouts will be banned as of June 30, 2000, and (ii) the reduced level of profitability brought about by the $125 per day per player limitation imposed by the South Carolina Supreme Court. The effect of this determination is that the Company will likely cease operating its video gaming segment effective February 1, 2000. As noted above, this is expected to have a material adverse effect on the Company's financial position and operations as the Company's video poker operations represented approximately 52% of the Company's revenues for the nine month period ended September 30, 1999.

AMERICAN  BINGO  &  GAMING  CORP.

PART  I  -  FINANCIAL  INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Bingo & Gaming Corp. was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations. The Company operates primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina. The Company completed its initial public offering in December of 1994.

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended December 31, 1998 and 1997; the Company's Form 10-QSB for the quarters ended March 31, 1998, June 30, 1998, September 30, 1998, March 31, 1999 and June 30, 1999; and
the consolidated financial statements and related notes for the period ended September 30, 1999. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including but not limited to statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly
Report  and  the  1998  Annual  Report  on  Form  10-KSB.

RESULTS  OF  OPERATIONS

The Company generated consolidated revenues of $3.0 million during the third fiscal quarter of 1999 ended September 30, 1999, as compared with $4.3 million in the comparable period of the prior fiscal year, representing a decrease of $1.3 million or 29%. Third quarter revenues were led by bingo rental and other revenues that totaled $1.7 million, or 55% of total revenues for the third quarter of 1999, compared to $1.7 million, or 40% of total revenue, for the third quarter of 1998. Video gaming operations produced $1.4 million, or 45% of total revenues in the third quarter of 1999, compared to $2.6 million, or 60%, in the comparable quarter of the prior year. The decrease in video gaming revenues was partially due to the reorganization of the free-standing video gaming machine ("VGM") operations in the fourth quarter of 1998 and the ruling issued by the South Carolina Supreme Court concerning the $125 per day per player gaming payout limitation. Approximately 54% of third quarter revenues were generated in South Carolina, with 32% in Texas and 14% in Alabama, as compared to third quarter 1998 revenues of 79% in South Carolina, 11% in Texas, and 10% in Alabama. This shifting of revenues by region is a reflection of the reorganization of the free-standing VGM operations in South Carolina as well as the additional seven bingo halls in Texas. Revenues for the nine months of 1999 totaled $10.2 million, as compared to $11.7 million in the comparable period of the prior fiscal year, a decrease of $1.5 million, or 13%. Year-to-date revenues were led by video gaming operations, which comprised 52% of revenues for the first nine months of 1999.

Total costs and expenses were $3.5 million in the third quarter of 1999, versus $3.8 million in the third quarter of 1998, a decrease of $300,000, or 7%. The decrease in total costs and expenses is primarily attributable to salary, direct operating costs and general and administrative expense reductions of $971,000. Nonrecurring reorganization expenses totaling $633,000 offset this decrease. For the first nine months of 1999, total costs and expenses were $10.9 million versus $12.5 million in the comparable period of 1998, a decrease of more than $1.6 million, or 13%. Total costs and expenses for the first nine months of 1999 include approximately $1.3 million of nonrecurring reorganization expenses. For the first nine months of 1998, total costs and expenses include approximately $2.0 million of non-cash write-offs and charges recorded in the second quarter of 1998.

Depreciation, amortization and license expense totaled $1.1 million in the third quarter of 1999, an increase of $222,000 from the third quarter of 1998. For the first nine months of 1999, depreciation, amortization and license expenses were $3.6 million, versus $2.5 million in the comparable period of 1998, an increase of $1.1 million, or 44%. The expense includes the depreciation of the Company's South Carolina video gaming machines and related license expenses as well as the amortization of the Company's intangible assets which consist primarily of goodwill related to the acquisition of the seven bingo halls in Texas.

General and administrative charges totaled $630,000 in the third quarter of 1999, compared to $927,000 in 1998. For the first nine months of 1999, general and administrative expenses were $2.5 million, versus $3.5 million in the comparable period of 1998, a decrease of $1.0 million, or 29%. The change is primarily due to second quarter 1998 write-offs which

AMERICAN  BINGO  &  GAMING  CORP.

PART  I  -  FINANCIAL  INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS  OF  OPERATIONS  (CONTINUED)

include $300,000 for relocation and reorganization reserves and over $200,000 of abnormally high legal, travel, marketing and accounting costs.

Third quarter 1999 rent and utilities for the Company's freestanding video gamerooms and bingo centers totaled $623,000, compared to $554,000 for the same period in 1998, an increase of 12%. The Company continues to pursue opportunities to reduce costs by canceling, renegotiating or subletting idle property leases.

Direct operating costs for the third quarter of 1999 totaled $409,000, as compared to $692,000 for the same period in 1998, a decrease of approximately $283,000, or 41%. This decrease in direct operating costs is attributable to the reorganization of the Company's freestanding VGMs into route locations that occurred in the fourth quarter of 1998.

Net other income and expenses totaled ($13,000) for the third quarter of 1999, as compared to ($11,000) for the third quarter of 1998. Other income and expenses for the third quarter of 1999 was primarily comprised of investment income and interest expense. Included in other income for the first nine months of 1999 were proceeds received from the liquidation of Company common stock by the former Company president, Greg Wilson, and members of his family in connection with the settlement of lawsuits and other issues between the parties.

Net loss for the third quarter of 1999 was $512,050, which equated to a basic and fully diluted earnings per share of ($.05). Net income for the third quarter of 1998 was $379,337, which equated to a basic and fully diluted earnings per share of $.04. Net loss for the first nine months of 1999 was $720,971, which equated to a basic and fully diluted earnings per share of ($.07) per share. Net loss for the first nine months of 1998 was $991,355, which equated to a basic and fully diluted earnings per share of ($.12).

The weighted average number of basic and fully diluted Common Stock shares outstanding totaled 9.9 million in the third quarter of 1999, as compared to basic Common Stock shares of 9.3 million and fully diluted shares of 9.9 million in the third quarter of 1998. The change is primarily due to the issuance of Common Stock in the second half of 1998 in connection with the redemption of preferred stock, the issuance of 128,000 shares of Common Stock in October 1998 related to the acquisition of six bingo halls in Texas, and the issuance of 325,000 shares of Common Stock in January 1999 in connection with the exercise of stock options, less the repurchase of approximately 360,000 shares of Common Stock under the Company's buyback program during 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents at September 30, 1999 totaled $3.4 million and represented approximately 19% of the Company's total assets of $17.7 million. Cash flows from operating activities for the third quarter of 1999 totaled ($100,000), compared to $1.6 million during the third quarter of 1998. Cash flows from operating activities for the first nine months of 1999 were primarily comprised of the Company's net loss of ($721,000), adjusted for non-cash costs of depreciation, gaming license expense and intangible asset amortization of $1.5 million, $83,000 related to the provision for uncollectible receivables, ($46,000) related to the gain on receipt of treasury stock, and ($902,000) representing the net changes in operating assets and liabilities.

Net cash used in investing activities for the first nine months of 1999 totaled $66,000, compared to $4.6 million in 1998. Cash used in investing activities consists primarily of $752,000 related to property and equipment purchases, offset by $712,000 from the repayment of notes receivable. Cash flows from investing activities in the first nine months of 1998 were primarily comprised of expenditures for video gaming licenses, leasehold improvements and the acquisition of a bingo center.

Cash used in financing activities for the first nine months of 1999 totaled $380,000. Cash used related to financing activities in 1999 included $694,000 of net cash paid to reduce notes payable and capital lease obligations. Cash received relating to financing activities included $315,000 primarily related to stock options exercised during the first quarter 1999, and stock purchases under the Employee Stock Purchase Plan. Cash flows from financing activities in the first nine months of 1998 was primarily comprised of $1.1 million of Company Common Stock repurchases, cash proceeds from preferred stock conversions of $812,000 and net lease proceeds and payments of $578,000.

AMERICAN  BINGO  &  GAMING  CORP.

PART  I  -  FINANCIAL  INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

At September 30, 1999, the Company had $17.7 million in total assets with total liabilities of $2.0 million and $15.7 million of shareholders equity. Total assets include $3.4 million in cash, $1.4 million of net accounts and notes receivable, $6.1 million of property and equipment, $4.2 million of intangible assets, $2.0 million in prepaid video gaming licenses, and $600,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of $1.7 million.

Net property and equipment totaled $6.1 million at September 30, 1999. The majority of property and equipment is comprised of video gaming machines. Intangible assets, net of accumulated amortization, totaled $4.2 million at the end of September 30, 1999, and were primarily comprised of goodwill associated with the Company's acquisition of seven bingo centers in Texas during 1998.

Current liabilities totaled $690,000 and long-term liabilities totaled $1.3 million at September 30, 1999. The majority of liabilities were comprised of $1.7 million of notes payable and capital lease obligations related to the Company's acquisition of video gaming machines.

Current assets totaled $5.8 million at September 30, 1999, providing the Company with working capital of approximately $5.1 million and a current ratio of 8.5 to
1. Net accounts receivable totaled $721,000 and were primarily comprised of operating receivables and short-term advances to video gaming route location owners. Notes receivable, less provision for doubtful collectability, totaled $679,000 at September 30, 1999. Notes receivable are primarily comprised of a note balance due on the Company's sale of a Florida bingo center at the end of 1995. Total prepaid licenses of $2.0 million represent the Company's portfolio of video gaming licenses for VGMs in South Carolina. Video gaming parts and bingo supplies are expensed at the time of purchase, therefore no inventory is recorded for operations.

The Company's ongoing operational funding requirements relating to video gaming licenses will cease due to the South Carolina Supreme Court ruling declaring the proposed November 2, 1999 referendum to be unconstitutional, which had the effect of banning video poker payouts after June 30, 2000. The operating lease obligations of the Company's bingo segment will continue to use cash derived from operations and the Company expects to renegotiate existing leases, where possible, and to structure future lease obligations consistent with expected future cash flows from the leased center's operations and fair market rental rates.

YEAR  2000  ISSUE

The Company has conducted a comprehensive review of its computer systems to identify potential problems that could be caused by the Year 2000 issue. This issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Such programs may recognize a date using "00" as the year 1900 rather than year 2000, which could result in a system failure or miscalculation. Management currently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems or result in significant costs to become Year 2000 compliant.
However, if the Company's computer systems were subject to undetected system failures or operational problems resultant from the Year 2000 issue, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company has completed the process of certifying that the vendors and suppliers of its critical components and services are Year 2000 compliant. The Company intends to rely on Year 2000 compliance on the part of public utility providers and all state and local regulatory agencies, although non-compliance by those entities could materially adversely affect the Company's financial condition and operations.

AMERICAN  BINGO  &  GAMING  CORP.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

For a discussion of material pending legal proceedings, see Note 9 to the unaudited consolidated condensed financial statements included in Part I hereof, which Note 9 is incorporated herein by reference.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

On September 10, 1999, the Company's Board of Directors approved the rescission of the Company's Rights Agreement dated August 4, 1998 by changing the expiration date of the Rights Agreement to September 17, 1999. As a result of this action, the preferred share purchase rights previously granted by the Board of Directors on August 4, 1998 expired on September 17, 1999. The Rights Agreement was adopted by the Board of Directors as a defense mechanism to the possibility of a takeover of the Company by a third party. The Board determined that the Rights Agreement was not in the best interest of the Company at this time and therefore took action to change the expiration date of the Rights Agreement and the preferred stock purchase rights granted in connection therewith so that they would expire on September 17, 1999.

ITEM  5.     OTHER  INFORMATION

On October 14, 1999, the South Carolina Supreme Court issued a ruling that declared unconstitutional the November 2, 1999 referendum, which was to allow South Carolina voters to decide whether video poker payouts should remain legal. As a result of, and pursuant to, this ruling, video poker payouts will be illegal in South Carolina after June 30, 2000. This Supreme Court ruling will force the Company to cease its video poker operations, which will have a material adverse effect on the Company's financial position and operations since the Company's video poker operations represented approximately 52% of the Company's revenue for the nine month period ended September 30, 1999.

An entity owned and managed by one person who is a shareholder and former director of the Company and a second person who is a shareholder of the Company entered into a three year Agreement with the Company in November 1998 to operate the Company's non-route video gaming operations at eight video gaming machine centers. On October 23, 1999, the Company renegotiated this Agreement and now receives all net proceeds from the operations of the video gaming machine centers.

On October 27, 1999, the Company received a letter from NASDAQ notifying the Company that the Company's Common Stock had failed to maintain a minimum bid price of at least $1.00 during the previous thirty consecutive business days, as required under the NASDAQ rules, and that as a result, the Company's Common Stock could possibly be delisted from the NASDAQ Small Cap Market. The Company has until January 24, 2000, to achieve compliance with the requirement regarding minimum bid price by having its Common Stock maintain a minimum bid price of at least $1.00 for ten consecutive business days. If the Company's Common Stock fails to maintain a minimum bid price of at least $1.00 for ten consecutive business days prior to January 24, 2000, the Company's Common Stock will be delisted from the NASDAQ Small Cap Market at the opening of business on January 26, 2000. The Company would, however, have an opportunity to appeal and stay any delisting during the appeal pursuant to the NASDAQ rules. The Company has already requested a hearing with NASDAQ to present its strategic plan to comply with NASDAQ's listing requirements. The date of such hearing has not yet been determined. Delisting of the Company's Common Stock could have a material impact on the marketability of the Company's Common Stock.

AMERICAN  BINGO  &  GAMING  CORP.

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS.

3.1 Certificate of Incorporation of the Company dated September 8, 1994, as amended October 17, 1994, and further amended July 31, 1999, August 13, 1998, and September 22, 1999.

3.2     Amended  and  Restated  Bylaws  of  the  Company.

4.1 Amendment to Rights Agreement dated September 13, 1999, between the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on September 20, 1999).

10.1 Severance Agreement with James L. Hall dated July 1, 1999 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.2 Severance Agreement with George M. Harrison Jr. dated July 2, 1999 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.3 Severance Agreement with Andre M. Hilliou dated July 2, 1999 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.4 Severance Agreement with Michael W. Mims dated July 2, 1999 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.5 Severance Agreement with Grover C. Seaton III dated June 30, 1999 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.6 Severance Agreement with Richard M. Kelley dated July 2, 1999 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.7 Severance Agreement with Nancy J. Pollick dated July 2, 1999 (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.8    Severance  Agreement  with  Marie  T.  Pierson  dated  July  23,  1999.

10.9    Severance  Agreement  with Thomas M. Harrison dated September 17, 1999.

10.10   Severance Agreement with William W. Harrison dated September 17, 1999.

27.1    Financial  Data  Schedule  (for  SEC  use  only).

(b)     REPORTS  ON  FORM  8-K.

During the quarter ended September 30, 1999, the Company filed three reports on Form 8-K:

On  July  20, 1999, the Company filed a Form 8-K to report the following events:

(i) That the Governor of South Carolina had signed into law legislation taxing and regulating video poker and requiring a referendum to be held on November 2, 1999, in which South Carolina voters were to decide whether video poker payouts should remain legal; and
(ii) That on July 13, 1999, the South Carolina Supreme Court ruled that video poker players cannot win more than $125 in a 24-hour period.

AMERICAN  BINGO  &  GAMING  CORP.

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  (CONTINUED)

On  July  22, 1999, the Company filed a Form 8-K to report the following events:

(i) That on July 2, 1999, the Company had announced the resignation of the following members of its Board of Directors and members of management:
        James L. Hall, formerly a Director; George M. Harrison, Jr., formerly a Director and Vice President; Andre M. Hilliou, formerly Chairman of the Board, President and Chief Executive Officer; Michael W. Mims, formerly a Director; Grover C. Seaton III, formerly a Director; A. Joe Willis, formerly a director; Richard M. Kelley, formerly Chief Financial Officer, Vice President and Treasurer; and Nancy J. Pollick, formerly Vice President of Operations;
(ii) That on July 6, 1999, the Company had announced that the Board of Directors had elected Jeffrey L. Minch as a new director and Daniel W. Deloney as Chairman of the Board and President and Chief Executive Officer of the Company; and
(iii) That on July 9, 1999, Brock Henning, a former South Carolina bingo area manager, and Connie Ryan, former Controller, had resigned from the Company.

On September 20, 1999, the Company filed a Form 8-K to report the following events:

(i) That on September 17, 1999, the Company's Board of Directors had dismissed King Griffin & Adamson P.C. as its principal accountant; and
(ii) That on September 10, 1999, the Company's Board of Directors had approved the rescission of the Company's Rights Agreement dated August 4, 1998, by changing the expiration date of the Rights Agreement to September 17, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   American  Bingo  &  Gaming  Corp.

                                   November  12,  1999



                                   By:

                                   /s/  Jeffrey  L. Minch
                                   ----------------------
                                   Jeffrey  L.  Minch
                                   President



                                   /s/  Larry  D.  Kasufkin
                                   ------------------------
                                   Larry  D.  Kasufkin
                                   Secretary  and  Treasurer

                                               INDEX TO EXHIBITS


Exhibit                                                                                             Sequential
Number   Description                                                                                Page Number
-------  -----------------------------------------------------------------------------------------  -----------
    3.1  Certificate of Incorporation of the Company dated September 8, 1994, as amended October
         17, 1994, and further amended July 31, 1997, August 13, 1998, and September 22, 1999.

    3.2  Amended and Restated Bylaws of the Company.

    4.1  Amendment to Rights Agreement dated September 13, 1999, between the Company and
         American Stock Transfer & Trust Company (incorporated by referenced to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on September 20, 1999).

   10.1  Severance Agreement with James L. Hall dated July 1, 1999 (incorporated by reference to
         Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

   10.2  Severance Agreement with George M. Harrison, Jr. dated July 2, 1999 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on
         July 22, 1999).

   10.3  Severance Agreement with Andre M. Hilliou dated July 2, 1999 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

   10.4  Severance Agreement with Michael W. Mims dated July 2, 1999 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

   10.5  Severance Agreement with Grover C. Seaton III dated June 30, 1999 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on
         July 22, 1999).

   10.6  Severance Agreement with Richard M. Kelley dated July 2, 1999 (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Company on
         July 22, 1999).

   10.7  Severance Agreement with Nancy J. Pollick dated July 2, 1999 (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

   10.8  Severance Agreement with Marie T. Pierson dated July 23, 1999.

   10.9  Severance Agreement with Thomas M. Harrison dated September 17, 1999.

  10.10  Severance Agreement with William W. Harrison dated September 17, 1999.

   27.1  Financial Data Schedule (for SEC use only).