Form 10KSB
period 1999-12-31
AMERICAN BINGO & GAMING CORP
filed 2000-03-30
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB

  [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       or

  [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 1-13530
                                                -------

                          AMERICAN BINGO & GAMING CORP.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  74-2723809
               --------                                  ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

              1440 Charleston Highway, West Columbia, SC         29169
              ---------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)

         Issuer's telephone number, including area code:    (803) 796-7875
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                   [   ]

Issuer's  revenues  for  its  most  recent  fiscal  year:            $13,107,209
Aggregate market value of the issuer's common stock held by
non-affiliates based on the average bid and asked price
as of February 24, 2000:                                              $7,498,490
Number of shares of the issuer's common stock outstanding
as of February 24, 2000:                                               9,140,690

Transitional  Small  Business Disclosure Format:    Yes    No  x
                                                       ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE
The issuer's Proxy Statement for its annual meeting of stockholders scheduled to be held on May 31, 2000, is incorporated by reference in this Form 10-KSB in
Part  III  Item  9,  Item  10,  Item  11  and  Item  12.

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

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS
-------------------------------------

This United States Securities and Exchange Commission Form 10-KSB, the Annual Report required under Section 13 of the Securities Exchange Act of 1934, has been prepared in accordance with the instructions contained in the Securities and Exchange Commissions' instructions and guidelines.

American Bingo & Gaming Corp. ("American Bingo" or the "Company") is authorized to file a "small business" Annual Report because its annual revenues have not exceeded $25,000,000 for 1999; it is a United States issuer of securities; and, it is not an investment company. In addition, there is a requirement that the Company's public float (the aggregate market value of the Company's outstanding securities held by non-affiliates) not exceed $25,000,000. American Bingo currently qualifies on all of these listed criteria. This small business designation allows an issuer of securities to file an annual report with less detail with respect to certain issues than would otherwise be required.

It is American Bingo's sincere desire to make this Annual Report clear and understandable and to adhere to the SEC's directive of communicating in Plain English.

This Annual Report will be issued on or about March 30, 2000, and any material subsequent events that have transpired since the end of 1999 will be included in order to provide a clear picture of the Company's current status.

INTRODUCTION.  American  Bingo  had  a  tough  year in 1999.  It is difficult to
-------------
imagine  a  company  enduring  a more dramatic series of changes and challenges.

The greatest challenge presented was a dramatic change in the leadership of the Company.

     - After a tumultuous year of contentiousness and strife, six members of the Board of Directors and the Management team resigned at mid-year. This was the unfortunate culmination of a series of events that began at the May 27, 1999, Annual Meeting at which the Company was unable to present a clear strategic vision for reversing the Company's continuing deteriorating stock price.

     - The Board of Directors was an even number of Board members whose presence had been dictated by certain acquisition agreements concluded in 1998, as well as the new President/Chief Executive Office/Chairman of the Board and his nominee. The Board structure and composition was not effective and degenerated into personal enmities that dramatically impaired the Company's ability to operate.

     - The previous Management team (headed by Andre Hilliou -President/Chief Executive Officer/Chairman of the Board of Directors) had created a Structure that in the opinion of the current Management team was excessive and ineffective. Too much power was concentrated in the hands of a single individual without the creation of countervailing checks and balances. ALSO, THIS MANAGEMENT TEAM OWNED AN INSIGNIFICANT

           ---------------------------------------------------------------------
           AMOUNT OF THE COMPANY'S STOCK.
           ------------------------------

     - The resignation of the Board of Directors and Management team was an expensive proposition achieved at an ultimate total cost to the Company in excess of $1,250,000, as many individuals had Employment Agreements and other legal obstacles.

     - In the end, six Board members resigned, along with the President/Chief Executive Officer/Chairman of the Board of Directors, the Chief
          Operating  Officer,  the  Chief  Administrative   Officer,  the  Chief
          Financial Officer, the Controller, an Executive Vice President and three subsidiary Vice Presidents.

     - An operating division of the Company, Darlington Music Company, was merged into the operating corpus of the Company creating further personnel efficiencies.

     - This streamlining of the Company's Management team is expected to result in annual savings of approximately $1,500,000.

     - At year-end, the Management team was led by a President, a staff attorney and the Controller. Jeffrey L. Minch was named President of the Company in October 1999. MR. MINCH CURRENTLY OWNS APPROXIMATELY
          ----------------------------------------------------------------------
          FIFTEEN  PERCENT  (15%)  OF THE  COMPANY'S  STOCK  AND  THE  BOARD  OF
          ----------------------------------------------------------------------
          DIRECTORS AND MANAGEMENT COLLECTIVELY OWN APPROXIMATELY TWENTY PERCENT
          ----------------------------------------------------------------------
          (20%) OF THE COMPANY'S STOCK.
          -----------------------------

Two  important  legal  issues  had a negative impact on the Company during 1999.

     - The South Carolina Supreme Court, in a case referred to as the "Gentry Case", issued a ruling that the $125 statutory payout limitation for video gaming winnings was to be paid without regard as to how much a player had wagered and was limited such that a player could not win more than $125 in a 24-hour period. Previously, it had been the practice to pay out $125 per 24-hour period in addition to the amount wagered by the player. This limitation on payouts effectively reduced video gaming revenue statewide (and specifically for American Bingo) by approximately thirty to thirty-five percent (30-35%).

     - The South Carolina Supreme Court ruled that a November 2, 1999 Referendum mandated by the South Carolina Legislature to decide the future of video gaming in the State was unconstitutional thereby eliminating the only methodology by which video gaming could continue. This ruling effectively outlawed video gaming effective June 30, 2000. This matter may be subject to legal challenge in the future, but as it currently stands, American Bingo is planning on ceasing its video gaming operations in South Carolina effective June 30, 2000.

          This matter is further compounded by the fact that American Bingo has video gaming machine licenses that expire on May 31, 2000, for approximately half of its machines and that there is no effective mechanism currently in place to extend these licenses for the remaining month during which video gaming will be legal in South Carolina. Unless this matter is resolved, the Company will cease operations for approximately one-half of its machines on or before May 31, 2000.

The Company has a number of financing arrangements (video gaming equipment loans and leases) that contemplated the application of continuing video gaming revenue to retire these financial obligations. The Company is in contact with all of these lenders or lessors and has made a formal workout proposal to reschedule these obligations over a four (4) year period. One lender/lessor elected to offer a substantial discount to the Company in order to induce the Company to immediately repay its obligation and the Company paid this obligation in full.

It is the Company's view that the collateral for these obligations (i.e. the video gaming machines secured by these financings) is sufficient to repay all obligations.

As is logical when a Company's leadership is distracted and the Company's business is under pressure, operational issues were neglected and many problems were allowed to grow undetected or unaddressed. Several important matters were discovered and addressed by the new Management team. Other residual matters remain to be addressed and resolved.

     - The political infighting that characterized the Board's environment was allowed to seep into the organization and structure of the Company. The Company was poorly administered and no area was more lacking in performance than the Company's accounting system. The software was not appropriate for a company of American Bingo's size and the system was not able to provide instantaneous financial compilations of the Company's subsidiaries and operating units. Some accounting functions were still being done in the field and there was no centralized system.

     - A new accounting software product was installed (MAS 90) that came from the family of the predecessor software, BusinessWorks. This is a work in progress but at this time it is apparent that this transformation will be completed successfully. More work remains to be done.

          Ultimately all accounting will be centralized at the Company's headquarters and operating units will be able to access their respective information via the Internet or other distribution mechanism.

     - A number of specific State of South Carolina income taxation issues dealing with the allocation of corporate overhead from 1995-1996 had gone unresolved for years and the new Management team promptly resolved these matters at a cost of approximately $50,000 to the Company. This had the benefit of removing a distraction and allowing the accounting staff to focus on other important operational issues.

     - A number of South Carolina regulatory violations were also unresolved and these were promptly resolved at some minor cost to the Company.

     - The balance sheet was reviewed in considerable detail, a process that will continue during 2000, and several questionable assets were appropriately written-down, including a promissory note from a Florida sales transaction that was essentially uncollectible.

     - The legal expenses of the Company during the beginning of 1999 were enormous. These expenses included legal costs associated with the continuing chaotic Board environment, the routine legal administration of the Company and litigation expenses. The new Management team immediately removed the necessity for some of these expenditures by streamlining the Board and eliminating the conflicts.

          A staff  attorney was hired that resulted in the practical limitation
          and compartmentalization  of  administrative   expenses.   Litigation
          matters were assessed and the progress of individual litigation matters was aggressively advanced in order to assess the ultimate cost of resolving these matters. This is addressed further in "Item 3 - Legal Proceedings."

     - The Company's auditors were replaced and the Company concluded its 1999 audit in early February 2000 at an expense substantially less than it had previously paid.

     - The Company terminated its relationship with an investor relations firm at a substantial savings.

     - The Company's communication mechanism with its shareholders was deficient. A firm commitment was made to shareholders to report earnings on the third Thursday following the end of the quarter and to have conference calls on the following Friday. This policy has been adhered to since its inception.

          In  addition,  since  the  advent  of  the Company's  new  accounting
          software,  the Company  is   able   to   provide   monthly   financial
          performance  reports  to its shareholders in a timely manner.

A  SHORT  HISTORY  OF AMERICAN BINGO.  American Bingo & Gaming Corp., a Delaware
-------------------------------------
corporation, was created in 1994 to pursue two separate and distinct business objectives:

     1. The development, ownership and operation of charitable bingo halls in Texas and Alabama; and,

     2.   The operation of gaming enterprises in Texas.

The Company's operations were initially limited to Texas, its headquarters location at the time, and Alabama. The Company subsequently expanded into Florida (1995) and South Carolina (1997).

The Company's expansion into Florida in 1995 occurred with the flawed acquisition of four (4) bingo halls that has resulted in continuing litigation to this date. The Company no longer operates in Florida, though it is engaged in proceedings to regain the right to do business in Florida and will return to Florida if this proceeding is successful.

The Company's expansion into South Carolina was as a result of the acquisition of several bingo halls and two (2) gaming operations. The newly acquired South Carolina bingo halls suffered from a rapidly and negatively changing regulatory environment and the South Carolina gaming operations have subsequently been similarly negatively impacted. The video gaming machines will cease operations, as a result of legislative action and the mandate of the South Carolina Supreme Court, effective June 30, 2000, though practical licensing implications will advance that date to May 31, 2000, for approximately one-half of the Company's video gaming machines.

During the same time period in which the Company was expanding into both Florida and South Carolina, the Company entered into some failed expansion efforts in Texas, Alabama and South Carolina that resulted in the expenditure of substantial sums to expand the Company's operations that in a number of instances were almost immediately discontinued.

In 1998, the Company acquired eight (8) bingo halls in Texas in three separate transactions. These acquisitions were properly executed and represent the model for such acquisitions in the future as the Company's focus returns exclusively to growing its charitable bingo management business.

In 1999, the Company operated twenty (20) bingo halls in Texas, Alabama and South Carolina as well as approximately 800 video gaming machines in South Carolina. The video gaming machines will cease operations on or before June 30, 2000 as noted above.

With the significant changes in the Management team and Board of Directors in mid-1999, the strategic direction of the Company has returned its focus to growing the Company's charitable bingo management business and to consolidating and building upon the Company's existing foundation of twenty (20) charitable bingo halls.

Despite all of the Company's travails and ill-fated expansion efforts, American Bingo continues to be the only public company engaged in the consolidation of the charitable bingo management business and the largest public company owning charitable bingo halls in the United States.

CAPITAL  TRANSACTIONS.  American  Bingo has engaged in four (4) material capital
----------------------
transactions  (other  than  acquisitions)  since  its  inception:

     1. The Company completed an Initial Public Offering of 1,000,000 shares of its common stock (par value $0.001 per share) and 1,725,000 callable, redeemable, common stock purchase warrants in December of 1994. The Company received net proceeds of approximately $5,200,000.

     2. The Company issued 2,000 shares of convertible preferred stock at $1,000 per share in a private transaction in August of 1997. All convertible preferred stock was converted to common stock by December of 1998. The Company received net proceeds of approximately $2,000,000.

     3. The Company called all of its redeemable, common stock purchase warrants in November of 1997. The Company received net proceeds of approximately $11,100,000.

     4. The Company has repurchased approximately 1,993,800 shares, or twenty percent (20%), of its common stock in block transactions as of March 24, 2000, per its stock repurchase plan. The Company has a continuing authority to repurchase an additional 506,200 shares of its common stock.

CHARITABLE  BINGO  MANAGEMENT  BUSINESS.  The  Company's  main  business  is the
----------------------------------------
management of charitable bingo halls. The Company might be referred to as a "charitable bingo lessor" or "bingo conductor" or "bingo promoter" depending upon the jurisdiction in which the Company is operating.

A new charity bingo hall, sometimes called a "de novo" start up, is created when the Company contracts with a real estate landlord, through a long-term real estate lease, to rent premises suitable for a bingo hall. The Company engages in precise market, demographic and location research in order to ensure the suitability of a specific site for the development of a new bingo hall. The Company then develops the physical plant for a bingo hall based upon its experience and expertise; and, attracts the requisite number of charities to conduct bingo on the Company's leased premises. The Company charges the charities for the use of the premises and the services provided to support the charity's conduct of bingo operations.

The Company anticipates recovering its entire investment (usually $100,000 to 400,000) in a new, start up bingo hall within twelve to twenty-four (12-24) months after the attainment of a stable and predictable operating environment (typically 6-12 months after the initiation of operations with a full contingent of charities).

In addition to starting up new charitable bingo halls, the Company may acquire other companies that also engage in the management of charitable bingo halls. These acquisitions are valued by the Company's analysis of future cash flows based upon an examination of historic cash flows. The Company anticipates an immediate, going in return of 25-35% on its entire investment and the ability to sustain that level of performance for a ten (10) year period, absent only regulatory environmental changes beyond the Company's ability to predict or control.

Bingo halls, whether acquired through Company initiated de novo start ups or acquisitions, are anticipated to be fertile for continued financial performance improvement by techniques outlined in the Company's Strategic Plan, including customer growth, customer loyalty development, expense reduction and data base marketing techniques.

Local regulation will typically define the exact role that the Company may provide as a charitable bingo lessor/conductor/promoter and this role will differ dramatically from jurisdiction to jurisdiction. The Company is careful to ensure that its operations are within the permissible limitations created by local regulation and the Company's knowledge of this local regulatory environment is a competitive advantage enjoyed by the Company.

CHARITY  SUPPORT.  One of the most overlooked aspects of American Bingo has been
-----------------
its financial support of the charities that play bingo in its bingo halls. These charities have been able to fund their noble causes with profits derived from their association with American Bingo.

THE  TOTAL  AMOUNT  OF CHARITABLE FUNDING PROVIDED BY AMERICAN BINGO IN 1999 WAS
--------------------------------------------------------------------------------
APPROXIMATELY  $3,200,000.
--------------------------

This  funding  was  received  by  charities  as  diverse  as:

     -    the arts (Abilene Opera Association, Alabama Dance Theatre);

     -    education (Father Joe Znotas Scholarship Fund);

     -    religion (Apostolic Church of the Faith, Knights of Columbus);

     - the military (Veterans of Foreign Wars, American Legion, United Veterans Association);

     - public service (numerous Volunteer Fire Departments, Fraternal Order of Police);

     - substance abuse (Substance Abuse Services Today, Alcoholic Recovery Center);

     -    women's issues (ASK House for Women, Inc., Marion Moss Enterprises);

     - disease treatment and prevention (Arthritis Foundation, Managed Care Center); and

     -    economic  development  (Guadalupe  Economic  Services,   South  Plains
          Economic Development).

Because of American Bingo's stewardship of these charities' bingo operations, lives are being favorably impacted.

MANAGEMENT AND BOARD OF DIRECTORS' CHANGES.  American Bingo has suffered through
-------------------------------------------
a chaotic leadership structure since its inception. There have been five (5) separate Presidents or Chief Executive Officers during the Company's brief history as well as a continually changing Board of Directors. Changes and transitions have been for the most part acrimonious, disjointed and contentious.

     1. Its founder, Greg Wilson, led the Company's Management team during the period from its inception in December of 1994 until early 1998. During this time period, the Management team owned a substantial amount of the Company's stock and the Board of Directors was in a seemingly continuing state of flux.

     2. In early 1998, an interim President (Courtland Logue) was appointed for a short period of time. Mr. Wilson continued as a Director of the Company but subsequently resigned all positions with the Company at the instigation and insistence of some of the Company's Directors. The Company was simultaneously moved from Austin, Texas to Columbia, South Carolina.

     3. In mid-1998, a majority of the Directors of the Company named Andre Hilliou President, Chief Executive Officer and Chairman of the Board of Directors. The Board of Directors was composed of three distinct factions (two factions, of two members each, being the result of video gaming operations acquisitions in South Carolina and the third faction being the new President/Chief Executive Officer and Chairman of the Board and an individual nominated by him).

          The Board of Directors collectively owned a substantial amount of the Company's stock and had received a proxy for the voting rights of Mr. Wilson's stock as part of the settlement of his departure from the Company. The Management team, including those members who were also members of the Board of Directors, did not own a meaningful amount of the Company's stock.

          Mr. Hilliou, with the worthy objective of turning around the Company's operations, hired an extensive Management team whose primary common background was previous employment in the Nevada or international casino business.

          Mr. Hilliou was unable to forge and execute a strategic vision for the Company and was further unable to inspire the Board of Directors to work effectively together. After almost a year of internecine warfare, six members of the Board of Directors and the Management team resigned in mid-1999 shortly after the Company's Annual Meeting.

     4. In mid-1999, Daniel W. Deloney was named a Director of the Company and immediately after the resignation of the Board of Directors and Management, was named Interim Chief Executive Officer and Chairman of the Board of Directors.

     5. In July 1999, Jeffrey L. Minch was appointed a Director of the Company and in October 1999, was named as President. Daniel W. Deloney continues as Chairman of the Board of Directors. The Board of Directors is currently composed of Messrs. Deloney, Minch and Gordon
          R. McNutt.

          Upon joining the Company's new Management team, Mr. Minch immediately began to streamline the Company's management structure resulting in the elimination of the following positions: Chief Executive Officer, Chief Operating Officer, Chief Administrative Officer, Executive Vice President, three (3) additional Vice Presidents, and Chief Financial Officer of the Company. Additionally, approximately ten (10) field positions have been eliminated as part of this streamlining.

          Field operations regional managers (Texas, Alabama and South Carolina bingo and South Carolina gaming) report directly to the President and the senior financial position has been recast as a Controller.

          The new Management and Board of Directors own approximately twenty percent (20%) of the Company's outstanding common stock. Minch owns approximately fifteen percent (15%) of the Company's common stock.

The  Company  intends  to relocate from South Carolina to Austin, Texas in 2000.

STRATEGIC  PLAN.  The  Company's  Strategic Plan is based upon the attainment of
---------------
six  Strategic  Objectives:

     1. Transform American Bingo into a profitable, streamlined, efficient, modern company that utilizes technology to create an operating advantage

     2.   Create and retain loyal customers

     3.   Develop a wining Company culture

     4. Become the largest public manager of profitable charitable bingo halls in the United States

     5.   Acquire  superlative   industry  knowledge  and  leverage  it  into  a
          competitive operating advantage

     6.   Create  public   awareness  and   accountability   thereby   inspiring
          shareholder confidence

American Bingo has never had a Strategic Plan and this plan is a work in progress. Already the Company has started to implement the above objectives and in the future it is anticipated that almost every action of the Company will be guided by the intent and spirit of the Strategic Plan.

As part of its strategic planning process, the Company adopted the following Mission Statement:

HONORABLE  PROFESSIONALS  DEDICATED  TO:

     - BUILDING LOYAL CUSTOMER RELATIONSHIPS BY CONSISTENTLY DELIVERING WORLD CLASS ENTERTAINMENT;
     -    SUPPORTING OUR CHARITY PARTNERS IN THEIR NOBLE CAUSES; AND
     -    REWARDING OUR SHAREHOLDERS WITH AGGRESSIVE GROWTH, VALUE AND PROFIT

BY CONSOLIDATING THE BINGO BUSINESS WHILE CHALLENGING OURSELVES AND REWARDING EXTRAORDINARY PERFORMANCE.

STOCK  REPURCHASE  PROGRAM.  As  part  of the Company's Strategic Plan to create
--------------------------
long-term shareholder value, the Board of Directors authorized Management to repurchase the Company's shares. The Board ultimately authorized the repurchase of 2,500,000 shares representing approximately twenty-five percent (25%) of the Company's outstanding shares.

As of March 24, 2000, the Company has repurchased a total of 1,993,800 shares pursuant to its stock repurchase program. The Company is currently authorized to purchase an additional 506,200 shares. The Company has repurchased approximately twenty percent (20%) of its outstanding shares.

As of March 24, 2000, American Bingo has a total of 1,900,800 shares in treasury and has 8,276,090 shares outstanding.

COMPETITION.  In  addressing competition, no mention is being made of the status
------------
of video gaming competition due to its impending cessation. American Bingo's unit of competition is an individual bingo hall. In certain markets, American Bingo has more than one bingo hall and thus is able to view that market from the vantage point of "market share." In profitable markets, we would obviously like to have superior market share.

Competition is further subdivided by the time of day or night that a bingo hall operates. A bingo hall could generally be a day time hall, a night time hall or a late night hall. In certain jurisdictions, American Bingo would like to operate at all three times - day/night/late night.

An  individual  bingo hall competes within a trade area of approximately fifteen
(15) miles against other bingo halls operating at the same time and within the same trade area. Within a larger market (e.g. Charleston, South Carolina) the presence of a number of bingo halls may not really give rise to significant competition.

In general, American Bingo believes that approximately one to one and a half percent (1-1.5%) of the population in a city of more than 100,000 people are meaningful and consistent bingo players. In 2000, one of the critical objectives of American Bingo is to learn more about the exact nature of its customer base.

REGULATION.  The  Company operates in Texas, Alabama and South Carolina and each
-----------
state  regulates  the  Company's  operations  differently.

In Texas, the Texas Lottery Commission regulates bingo and its rules are uniform throughout the State. In general, a bingo hall can sustain up to seven (7) charities and can operate seven (7) days per week and can conduct up to fifteen
(15)  bingo  sessions  per  week.

In South Carolina, the South Carolina Department of Revenue is the principal regulator for both video gaming and bingo. Its rules are uniform throughout the State. In general, a bingo hall can sustain a single charity and can only operate three (3) sessions per week.

In Alabama, bingo can only be played in counties that have a "local bill" authorizing bingo that has been passed by the State Legislature. The local County Sheriff is the principal regulator of bingo and regulations vary from county to county. In general, a bingo hall can sustain up to ten (10) charities and can operate seven (7) days per week and can conduct up to fifteen (15) bingo sessions per week.

Other than the previously noted cessation of video gaming in South Carolina, regulation does not impose an impediment or undue burden to the Company's operations; and, in fact, the Company's intimate knowledge of regulatory requirements may create a significant barrier to competition and therefore a competitive advantage.

NASDAQ  LISTING.  In late 1999, Nasdaq notified American Bingo that its SmallCap
----------------
Market listing was in jeopardy because its closing bid price had dropped below the regulatory minimum price of $1 per share for a protracted period of time. The Company was given an opportunity to address this matter in a hearing with the Nasdaq Listing Qualification Hearing Panel on February 24, 2000, at which time the Company was encouraged to present a plan to regain this regulatory minimum price level.

Management and the Board presented a plan and subsequently executed the plan. A critical element of the plan was the Company's stock repurchase program.

Nasdaq notified the Company on March 24, 2000, that the Hearing Panel had decided to continue the listing of the Company's securities on the Nasdaq SmallCap Market. However, the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within forty-five (45) calendar days after issuance of the written decision. If the Review Council determines to review this decision, it may affirm, modify, reverse, dismiss, or remand the decision to the Panel. The Company will be immediately notified in the event the Review Council determines that this matter will be called for review.

If Nasdaq had decided not to continue the Company's listing on the Nasdaq SmallCap Market, the Company's stock would have been immediately listed on the Nasdaq Over The Counter Bulletin Board market (Nasdaq OTCBB).

While the Company does not want to be de-listed, it is the opinion of Management that there would be no material difference in the trading pattern of the Company's stock due to the large number of market makers, the high average daily trading volume and the continuing advances in trading technology.

EMPLOYEES.  At  the  beginning  of  January 1999, the Company had forty-one (41)
----------
employees and a total of six (6) Directors of which two were full time employees of the Company. As of March 24, 2000, the Company has twenty-two (22) full time employees and three (3) Directors of whom one is a full-time employee of the Company.

Of the current employment level of twenty-two (22) full time employees, nine (9) are engaged in video gaming, seven (7) are engaged in field bingo operations and the balance, six (6), are employed at the Company's headquarters.

It is anticipated that the Company will have approximately ten (10) full time employees when video gaming is eliminated and the Company relocates to Austin, Texas. The hiring of a financial analyst and a marketing director in 2000, after relocation, will increase this number.

LEADERSHIP.  American  Bingo has streamlined its leadership during 1999 and will
-----------
continue to aggressively justify every employment position. A President (who reports to a three (3) man Board of Directors and directly supervises the field operations in Texas, Alabama and South Carolina) leads the Company. Experienced operators (who are knowledgeable in their industry and have been with the Company for some time) lead field operations. The field operators are not new hires and they represent one of the most stable elements of the Company's management. The Controller and the Staff Attorney report directly to the President.

This streamlined leadership structure is a radical departure from the previous organizational structure that featured a President/Chief Executive Officer/Chairman of the Board of Directors as well as a Chief Operating Officer, a Chief Administrative Officer, a Chief Financial Officer, an Executive Vice President, a Controller, a Manager of Accounting and other Vice Presidents with direct operating responsibilities. The streamlined structure is a realistic assessment of the "small" company reality of American Bingo.

REPORTS  AND  COMMUNICATIONS  WITH  SHAREHOLDERS.  American Bingo electronically
-------------------------------------------------
files its reports with the United States Securities and Exchange Commission, including quarterly reports (Form 10-QSB), an annual report (this report, Form 10-KSB) and periodic reports of material events (Form 8-K), all of which may be accessed via the Internet athttp://www.sec.gov or http//www.edgar-online.com.

The Securities and Exchange Commission provides a Public Reference Room at which materials may be copied and read.

                   United States Securities and Exchange Commission Public Reference Room
                   450  Fifth  Street,  NW
                   Washington,  District  of  Columbia  20549

                   1-800-SEC-0330  or  1-800-732-03230

American Bingo maintains a website - ambingo.com - at which it is possible to access information about the Company. This website is currently being revised and it is anticipated it will again be operational on or before May 1, 2000.

Information is also available directly from the Company at 1-800-272-8023 or by corresponding directly with the Company at its principal address. The President of the Company is accessible via e-mail at jminch@ambingo.com.

American Bingo communicates with its shareholders and potential investors via press releases generally distributed by PR Newswire, a professional news dissemination service. Earnings announcements are released no later than the third Thursday after the end of each quarter and a conference call is normally scheduled for the following day, Friday. Conference calls are available to all shareholders and always feature a question and answer period. Questions may be submitted to the Company prior to the conference calls and will be answered during the conference call. Notification of conference calls is made by press release and is usually posted on Yahoo's BNGO Message Board, which may be accessed via the Internet.

The Company has also instituted a policy of releasing an abbreviated overview of its monthly financial performance at the end of each month as soon as this information is available. This policy is subject to continuing review and may be discontinued or continued dependant upon its demonstrated usefulness to shareholders and investors.

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

The following table summarizes the Company's leased properties as of December 31, 1999.

State               City       Location Purpose        Location Name                 Status
--------------  -------------  ----------------  -------------------------  -------------------------
Alabama         Mobile         Bingo Hall        Bingo Haven                Operating
                Mobile         Bingo Hall        Sunbelt Bingo              Operating
                Montgomery     Bingo Hall        Charity Bingo              Operating
South Carolina
                Charleston     Bingo Hall        Beacon I                   Operating
                Charleston     Bingo Hall        Lucky I                    Operating
                Charleston     Bingo Hall        Lucky II                   Closed
                Charleston     Bingo Hall        Shipwatch                  Operating
                Charleston     Bingo Hall        Ponderosa                  Operating
                Darlington     Video Gaming      Warehouse                  Operating
                North Augusta  Bingo Hall        RedWing                    Subleased to video gaming
                                                                            route and bingo operator
                North Augusta  Video Gaming      Double 7's                 Closed
                North Augusta  Video Gaming      Wild Cherries              Closed
                North Augusta  Video Gaming      Golden Palace              Subleased - part of route
                                                                            operations
                North Augusta  Video Gaming      Golden Palace Bar & Grill  Subleased - part of route
                                                                            operations
                North Augusta  Video Gaming      Lucky 4                    Subleased - part of route
                                                                            operations
Texas           Abilene        Bingo Hall        Ambler                     Operating
                Abilene        Bingo Hall        Super                      Operating
                Amarillo       Bingo Hall        Goldstar II                Operating
                Amarillo       Bingo Hall        High Plains                Operating
                Austin         Bingo Hall        American                   Operating
                Brownsville    Bingo Hall                                   Subleased
                Lubbock        Bingo Hall        Goldstar                   Operating
                Lubbock        Bingo Hall        Lucky                      Operating
                Lubbock        Bingo Hall        Parkway                    Operating
                McAllen        Bingo Hall        Americana                  Operating
                Odessa         Bingo Hall        Strike It Rich             Operating
                San Antonio    Bingo Hall        Blanco                     Operating

ITEM  3  -  LEGAL  PROCEEDINGS
------------------------------

Generally speaking, the Securities and Exchange Commission guidelines require a company to report any pending legal proceeding that involves a claim for damages in excess of ten percent (10%) of its current assets. The litigation and proceedings discussed below do not necessarily meet this threshold, but are included in the interest of full disclosure. In general, the Company will vigorously defend itself against all claims to the fullest extent possible. In 1999, the Company created a $200,000 accounting reserve to address impending litigation expenses.

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995, the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as "Furtney").

On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company re-sold these three bingo centers in December of 1995. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him. There can be no assurance of this result, however, and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

State  of  Florida v. 959 Hall for Hire, Inc. and 6323 Hall for Hire, Inc., Case
No.: 95-2943 F, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida; State of Florida, Office of the Attorney General v. 959 Hall for Hire, Inc., 6323 Hall for Hire, Inc., and American Bingo and Gaming, Case No. 95-4278, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. These proceedings relate to the criminal investigations undertaken by the Florida State Attorney General's Office with respect to the bingo centers acquired by the Company from Phillip Furtney as discussed above In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. Additionally, in light of the recent Florida Supreme Court decision in Department of Legal Affairs v. Bradenton Group, Inc., 23 FL, Weekly, S485 (Fla, September 24, 1998), the Company has filed a Petition for Coram Nobis in the State of Florida criminal and civil cases to withdraw its settlement pleas in these cases or, in the alternative, agree to strike those portions of the State Plea Agreements which prohibit the Company from carrying out lawful business operations in the State. The Company plans to pursue this course of action vigorously, but the likelihood of success is unpredictable.

Joan Caldwell Johnson, et al v. Collins Music Company, et al, Civil Action No. 3:97-22136-17, United States District Court for the District of South Carolina, Columbia. In November 1997, one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a purported class action brought by Plaintiffs allegedly arising out of fraudulent and unlawful promotion and operation of video gambling devices. Plaintiffs filed a Motion to Amend the Complaint in late 1999 to add the Company and several other Company subsidiaries as Defendants. As of this date, the Company and its named subsidiaries have yet to be added to this lawsuit and the present status of this case is merely one of threatened litigation. There have been settlement discussions with Plaintiffs counsel for the purported class but the settlement demand was unreasonable. If the Company and its subsidiaries are added to this case, the case would be litigated to the fullest extent possible. In the event that Plaintiffs were to prevail on their claims, the range of potential loss could exceed several million dollars because the Plaintiffs seek to recoup all profits Defendants made from 1991 through the present. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental

Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff seeks actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believes that this lawsuit is completely without merit and the Company will defend itself vigorously. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Roy Stevens v. American Bingo and Gaming and Columbia One Corporation, Civil Action N. 99-CP-40-1662, South Carolina Court of Common Pleas, Richland County. In this lawsuit filed in July 1999, the Plaintiff alleges that the Company has withheld monies due under a promissory note totaling approximately $40,000 and prevented him from selling shares of common stock that resulted in losses of over $200,000. Plaintiff seeks to recover lost profits for the diminution of stock value, the amounts due under the promissory note and an unspecified amount of punitive damages. The parties have been conducting discovery and recently participated in a February of 2000 voluntary mediation in which the Plaintiff rejected the Company's reasonable settlement proposal. The Company believes that this lawsuit is completely without merit, is moving forward with discovery and depositions, and will defend itself vigorously. If this case were to be decided against the Company it would likely have a material adverse effect on the financial position and operations of the Company.

Hermalink v. American Bingo and Gaming and Michael Mims, Civil Action No. 99-CP-32-1793, South Carolina Court of Common Pleas, Richland County. On July 8, 1999, Plaintiff, a former employee, accused the Company and Michael Mims, a former officer and director of the Company, of defamation and slander based upon comments Mr. Mims made in a newspaper article prior to the Company's annual meeting in 1999. Plaintiff seeks actual and punitive damages in an unspecified amount and the Company and Mr. Mims will vigorously defend this action. This case has been moving forward slowly and no settlement discussions have been initiated. If the case were decided against the Company, it could have a material adverse effect on the Company.

Steve Carroll and Wilson Reed, both individually and on behalf of S.C. Music Masters, Inc. v. Concessions Corp. and American Bingo and Gaming, Corp., Civil Action No. 99-CP-10-1420, South Carolina Court of Common Pleas, Charleston County. On April 16, 1999, Plaintiffs filed a lawsuit alleging the Company and a wholly-owned subsidiary breached fiduciary duties, breached or caused the breach of contracts, engaged in various fraudulent acts, negligently made false statements and engaged in unfair trade practices. The Plaintiffs seek to recover actual and punitive damages that include $240,000 of out-of-pocket expenses and lost profits related to Plaintiffs' operation of a nightclub and video casino on the premises in the amount of approximately $300,000. Discovery has begun and depositions have been initiated. The Company has submitted an informal settlement proposal to the Plaintiffs, but as of this date a settlement has not been reached. The Company believes that this lawsuit is completely without merit and the Company will defend itself vigorously. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

On October 14, 1999, the South Carolina Supreme Court issued a ruling that declared the November 2, 1999 referendum unconstitutional, which was to allow South Carolina voters to decide whether or not video poker payouts should remain legal. As a result of and pursuant to this ruling, video poker payouts will be illegal in South Carolina after June 30, 2000. This Supreme Court ruling will have a material adverse effect on the Company's financial position and operations. This matter is further compounded by the fact that approximately one-half of the Company's VGM licenses expire on May 31, 2000. Presently, no practical licensing mechanism exists to extend these licenses for the remaining month during which video gaming will remain legal in South Carolina. Unless this matter is resolved, the Company will cease operations of approximately one-half of all VGM machines on or before May 31, 2000.

Regulatory  Proceedings
-----------------------

South Carolina Department of Revenue ("SCDOR") v. Gold Strike, Inc. In July 1999, SCDOR issued administrative violations and assessments totaling more than $50,000 against Gold Strike, Inc., a wholly-owned subsidiary of the Company, for allegedly offering inducements and exceeding the $125 payout limit in violation of the South Carolina Video Gaming Machines Act. These proposed assessments are currently being challenged and the Company has an indemnification agreement with the related party management company that operated the Company's casino locations. The assessments are being challenged but the total financial exposure is approximately $50,000.

SCDOR v. Concessions Corp. In November 1997, SCDOR issued bingo administrative violations and assessments totaling approximately $25,000 against Concessions Corp., a wholly-owned subsidiary of the Company. These violations occurred in 1997 during prior management's tenure and operation of a bingo facility that is now closed. The Company settled all violations for $5,000 in February of 2000.

SCDOR performed a tax audit of MHJ Corp. and Columbia One, Inc., two wholly-owned Company subsidiaries, South Carolina state income tax returns for 1995 and 1996. As a result of these audits, the Company was notified by the SCDOR that the Company may have an additional tax liability of $100,000 related to misallocation of corporate overhead. The Company settled these SCDOR tax assessments in February 2000 for $50,000, inclusive of interest in the amount of $11,000.

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

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 1999.

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

Fiscal 1999:                       High           Low         Fiscal 1998:     High     Low
-------------------------------  ---------  ---------------  ---------------  ------  --------
First Quarter                     $1 13/16         $1  5/16  First Quarter    $6 5/8  $3   1/8
Second Quarter                    $1 11/16             $3/4  Second Quarter       $4  $2 11/16
Third Quarter                     $1  3/16           $25/32  Third Quarter    $3 1/8  $1   3/4
Fourth Quarter                        $7/8            $9/16  Fourth Quarter       $3  $1  5/16

SECURITY  HOLDERS

As of February 24, 2000, the approximate number of record holders of the Company's Common Stock was 139 and the approximate number of beneficial shareholders was 2,775.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

OVERVIEW

The most important future action that will impact American Bingo in 2000 is the impending cessation of video gaming in South Carolina on or before June 30, 2000. This will have a substantial negative impact upon the Company's financial performance, though the Company expects to be profitable (both on a net earnings and EBITDA basis) during 2000 in spite of this significant change. This trend has already evidenced itself as the Company returned to profitability during
January  and  February  2000 as  reported  by recent  Company   press releases.

In viewing the Company's year 2000 profitability in comparison to 1999, it is important to note that the lack of profitability in 1999 was primarily a result of previous management's ineffective operational structure and management of operations as well as non-recurring and extraordinary charges related to the reorganization, severance and critical evaluation of the Company's balance sheet.

If the cessation of video gaming in South Carolina occurs as expected on June 30, 2000, the Company is planning to (i) dispose of its excess machines and settle all loans and leases on this equipment (approximately $1.1 million) with the proceeds, (ii) explore expansion opportunities in other jurisdictions, and
(iii) consider all other viable alternatives. The Company may relocate approximately fifty (50) video gaming machines to bingo hall locations (new and existing) in Alabama where they would be operated on a redemption basis in accordance with local regulations. Employment will also be reduced by the number of employees engaged in video gaming in South Carolina, approximately nine (9) persons.

The Company has announced the "de novo" start up of two (2) new bingo halls in 2000 located in Alabama. In addition, the Company continues to pursue both acquisitions of single and multiple bingo halls in Texas, Alabama, Kentucky and South Carolina. Some of these acquisition opportunities are "strategic" in nature in that they provide superior market share in markets in which the Company is currently operating.

The Company is moving with some careful deliberation on these new bingo halls as it will be establishing a new branded identity and a substantially more focused and higher quality facility.

A critical strategic objective upon which the Company has begun to achieve some traction is the turnaround of the Company's South Carolina bingo halls which were previously losing money. The Company initiated electronic bingo card minders in all of its South Carolina properties in late 1999 and early 2000 that allow a single player to play multiple bingo cards thereby dramatically increasing the average level of "play" or "spend" by each bingo player.

American Bingo is very close to finalizing a transaction to offer phone card dispensing machines coupled with a promotional sweepstakes feature at its Texas bingo halls in 2000. This transaction will contribute a substantial amount of profit to the Company's Texas operations. Texas bingo operations are expected to increase approximately twenty percent (20%) on a same store basis between 1999 and 2000.

American Bingo will be relocated from Columbia, South Carolina to Austin, Texas in 2000; and, it is anticipated that few, if any, employees in Columbia will relocate to Austin. The Company expects to hire a new staff in Austin and hiring actions have begun. The character of the Company's operations in 2000 may resemble a start up company due to this fact.

The Company anticipates a major effort in 2000 to identify its customers, form focus groups at each of its bingo halls, utilize mystery shoppers to improve the quality of its performance at each bingo hall and to renovate bingo halls that can achieve improved customer attendance through physical plant enhancements. Some of the enhancements will be quite unusual when compared to current competitors.

It is still the opinion of the new Management that it will take approximately two (2) years (the fiscal years of 2000 and 2001) before American Bingo will operate in a predictable and stable manner that will allow the stock market to place a value on its shares that is an accurate reflection of its potential. This time frame is attributable in great part to the indecipherable uncertainties caused by the impending cessation of South Carolina video gaming as well as the substantial damage to the Company's credibility with its shareholders caused by the frequent and troubling changes in Management.

RESULTS  OF  OPERATIONS

COMPARISON  OF  FISCAL  1999  TO  FISCAL  1998

The Company reported a net loss of $4.4 million for the year ended December 31, 1999, as compared to a net loss in 1998 of $2.6 million. The loss in 1999 was primarily attributable to the South Carolina Supreme Court decision declaring the Referendum unconstitutional and the resignation of six members of the Board of Directors and several members of the Management team. The Supreme Court decision places a ban on video gaming payouts in South Carolina after June 30, 2000. As a result, the Company reviewed the asset carrying value of its video gaming machines and made a required charge to reflect the realizable value at December 31, 1999. Substantial costs have been incurred in connection with the Company's changes in personnel at the Board and Management levels and the opportunity to reform and right size operations.

Revenues
--------

Total revenues decreased by 15% to $13.1 million in fiscal 1999 from $15.4 million in fiscal 1998. Approximately $6.7 million, or 51%, of 1999 revenues were generated by the Company's South Carolina video gaming operations, versus $9.7 million, or 63%, in 1998. Approximately $5.4 million, or 41%, of 1999 revenues were comprised of charitable bingo rental receipts, paper sales and promoters fees, as compared to $4.9 million, or 31%, in 1998. The balance of revenues for each year was comprised of supplies, vending, concessions and other miscellaneous sales. During 1999, approximately 10% of the Company's bingo related revenues were generated in South Carolina, 28% in Alabama and 62% in Texas, compared to 33%, 31% and 36%, respectively, in 1998.

1999 revenues derived from Texas bingo operations increased to $3.8 million in fiscal 1999 from $2 million in fiscal 1998, an increase of 92%. The increase is due to the addition of seven bingo halls opened in the latter part of 1998. 1999 revenues from South Carolina bingo operations continued to decrease over 1998 as a direct result of changes in bingo laws in October of 1997 and increased competition. Significant tax changes in 1997 require the charity to pay a direct tax of the total program value. This combination of events has reduced the amount of charity proceeds available for payment to commercial lessors and promoters. 1999 revenues from Alabama bingo operations were relatively unchanged from 1998.

Costs  and  expenses
--------------------

Total costs and expenses were $17.3 million in fiscal 1999 as compared to $17.8 million in fiscal 1998, a decrease of 3%. The 1999 expenses include $4.4 million of charges relating to the impairment of assets and other nonrecurring expenses. These unusual charges relate to uncollectible receivables, legal expenses, costs associated with supporting a favorable outcome of the South Carolina Referendum, severance and reorganization expenses in connection with Board and Management changes and incorrectly accounted for expenses. Direct salaries and other compensation totaled $1.3 million in 1999 versus $2.2 million in 1998, a direct result of the changes in management. Rent and utilities totaled $2.1 million in 1999 versus $2.4 million in 1998, a decrease of 9%. Direct operating costs totaled $2.1 million in 1999 versus $2.4 million in 1998, a decrease of $300,000 which is consistent with the decrease in total revenue. The Company's video gaming licenses increased approximately $600,000 in 1999 and the Company had fixed asset acquisitions (mainly gaming machines and leasehold improvements) in the latter part of 1998, which increased depreciation costs and license expenses in 1999 to $2.7 million and $2 million, respectively. General and administrative expenses totaled $2.6 million in 1999 versus $4.6 million in 1998. The decrease in costs includes approximately $1.2 million pertaining to write-offs and other unusual charges described in the comparison of 1999 to 1998. The actual decrease in general and administrative costs before write-offs and other unusual charges in 1999 compared to 1998 was approximately $813,000. This is a direct result of the Company's continued plans to reduce operating and administrative expenses in order to improve profitability.

Net  other  income  totaled  $118,000  for  fiscal  1999 versus $14,000 in 1998.
Primarily, this is the result of proceeds received from the liquidation of Company common stock by the former Company president Greg Wilson and members of his family of $237,000 less related legal costs of $100,000.

The Company's income tax expense for 1999 was $394,000 versus $263,000 in 1998. Taxes for 1999 consist of state tax obligations, primarily in South Carolina and Alabama.

     Asset write-offs in accordance with SFAS 121:
       Impairment of assets-video gaming machines                              $2,222,266
                                                                               ----------
     Total asset write-offs                                                     2,222,266
                                                                               ----------

     Other significant unusual charges:
       Severance and final compensation                                           982,122
       Loan forgiveness                                                           163,741
       Provision for doubtful accounts and write-offs                             894,602
       Costs supporting a favorable outcome of the South Carolina Referendum
         and state income tax issues                                              123,500
                                                                               ----------
     Total other significant unusual charges                                    2,163,965
                                                                               ----------
     Total unusual charges                                                     $4,386,231
                                                                               ----------

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

Total revenues increased by 26% to $15.4 million in fiscal 1998 from $12.2 million in fiscal 1997. Approximately $10 million, or 63%, of 1998 revenues were generated by the Company's South Carolina video gaming operations, versus $8.9 million, or 72%, in 1997. Approximately $4.9 million, or 31%, of 1998 revenues were comprised of charitable bingo rental receipts, paper sales and promoter fees, as compared to $2.9 million, or 24%, in 1997. The balance of revenues for each year was comprised of supplies, vending, concessions and other miscellaneous sales. During 1998, approximately 33% of the Company's bingo related revenues were generated in South Carolina, 31% in Alabama and 36% in Texas, compared to 43%, 35% and 22%, respectively, in 1997.

Costs  and  expenses
--------------------

Total costs and expenses were $17.8 million in fiscal 1998 as compared to $11.0 million in fiscal 1997, an increase of 62%. This increase includes $4.0 million of write-offs and other unusual charges, or 23% of total costs and expenses. These write-offs and unusual charges relate to asset write-downs principally on non-performing bingo properties, future operating lease obligations on idle or unprofitable bingo centers, corporate office relocation, staff recruiting, legal and other unusual charges. Direct salaries and other compensation totaled $2.2 million in 1998 versus $2.0 million in 1997, consisting primarily of the Company's labor-intensive freestanding video gaming business in South Carolina during the first ten months of 1998. Rent and utilities totaled $2.4 million in 1998 versus $1.9 million in 1997, an increase of 27%, which resulted from the increase in the number of bingo and gaming centers under lease. Direct operating costs totaled $2.4 million in 1998 versus $1.6 million in 1997. Direct operating costs increased approximately $800,000 to 15% of total revenues in 1998 compared to 13% of total revenues in 1997. The Company's video gaming licenses increased approximately $500,000 and the Company had $2.5 million in fixed asset acquisition (mainly gaming machines) and improvements in 1998 which increased license expense and depreciation costs to $1.4 million and $2.1 million, respectively, compared to $900,000 million and $1.1 million, respectively, in 1997. General and administrative expenses totaled $4.6 million in 1998 versus $3.6 million in 1997. This increase in costs includes approximately $1.1 million pertaining to write-offs and other unusual charges as discussed below. The actual increase in general and administrative costs before write-offs and other unusual charges was approximately $124,000, or 3%, over 1997.

The Company recorded $14,000 of net interest and other income in fiscal 1998 versus $257,000 in 1997. This is the result of the liquidation of investments considered susceptible to increased market risk, and from increased interest costs from the Company's use of a margin line of credit during 1998, offset partially by increased interest income.

The Company's income tax expense for 1998 was $263,000 versus $204,000 in 1997. Taxes for 1998 consisted largely of state tax obligations, primarily in South Carolina, and additional federal income taxes related to a prior acquisition. Income taxes in 1997 were primarily federal and state income taxes paid by Darlington Music Company prior to acquisition by the Company, in addition to state income taxes related to the Company's other subsidiaries.

As a result of the prior management's operational and asset reviews during 1998, the Company recorded approximately $4 million of asset write-downs and other charges as follows:

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
                                                                               ==========

The Company recorded write-offs for impairment of goodwill and leasehold improvements of $1.1 million, write-offs of future operating lease obligations related to idle or unprofitable bingo centers of $555,000 ($273,000 of this amount is for 1998 lease obligations and $282,000 for post l998 lease obligations) and write-offs and provisions for doubtful accounts of $1.2 million. The unusual charges increased general and administrative expenses by $727,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents totaled $3.9 million at the end of 1999. Cash at December 31, 1999 represented approximately 28% of the Company's total assets of $14.0 million. Cash decreased in 1999 compared to 1998 by $88,000. The Company invested $900,000 in property and equipment in 1999. Cash flows from operational activities totaled $1.9 million in 1999 versus $800,000 in 1998.

Cash used in investing activities totaled $800,000 in 1999 as compared to $5.7 million in 1998. Cash used in investing activities in 1999 consisted of $900,000 related to equipment purchases, offset by $100,000 from payments received on notes receivable.

Cash used in financing activities totaled $1.2 million in 1999 compared to $3.0 million in 1998. Cash used in financing activities in 1999 were payments made on notes and capital lease obligations of $1.5 million offset by cash received from stock options exercised and stock purchases under the Employee Stock Purchase Plan of $300,000. Cash used related to financing activities in 1998 included $1.1 million in Company treasury stock purchases, $1.1 million paid in connection with preferred stock conversions, $100,000 for preferred stock dividends paid, and $800,000 in net cash paid to reduce notes payable and capital lease obligations.

At December 31, 1999, the Company had $14.0 million in total assets with total liabilities of less than $2.0 million and $12.0 million of shareholders' equity. Total assets include $3.9 million in cash, $591,000 of net accounts and notes receivable, $3.5 million of property and equipment, $4.0 million of intangible assets, $1.5 million in prepaid video gaming licenses and $460,000 of other prepaid and other assets. Total liabilities primarily consist of note and capital lease obligations of $1.4 million.

The Company also intends to grow its business through acquisition and the selective "de novo" start up of charitable bingo halls in markets in which it currently operates and other attractive markets. The Company's plans are to continue to repurchase its shares as market conditions warrant such action.

NEW  ACCOUNTING  STANDARDS

In 1999, the Financial Accounting Standards Board ("FASB") did not issue any new pronouncements that the Company is required to adopt, or that are applicable to the Company's operations.

The Company is complying with the "Audit Committee Disclosure" rule issued by the Securities and Exchange Commission, which was effective January 31, 2000. The rule deals primarily with requiring an independent auditor review of the Company's quarterly reports and requiring various audit committee reports in shareholder communications and the annual report.

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was effective for fiscal quarters of all fiscal years beginning after June 15, 1999; however, "SFAS 137" deferred this date to June 15, 2000. Based upon current data, the adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

YEAR  2000  ISSUES

The Year 2000 issue relates to computer programs that use only two digits to identify a year in the date field. Unless corrected, these programs could read the year 2000 as the year 1900 and likely would adversely affect any number of calculations that are made using the date field. The Company conducted a comprehensive review of its computer systems to identify potential problems that could be caused by the Year 2000 issue. If the Company's computer systems were subject to undetected system failures or operational problems resultant from the Year 2000 issue, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company certified that the vendors and suppliers of its critical components and services are Year 2000 compliant. The Company relied on Year 2000 compliance on the part of public utility providers and all state and local regulatory agencies, although non-compliance by those entities could have materially adversely affected the Company's financial condition and operations.

As of March 15, 2000, the Company has not experienced any significant Year 2000 issues relating to the Company's internal systems, interfaces with third parties or products or services. In addition, as of March 15, 2000, information and products from third parties provided to the Company have not had any adverse effects on the Company's operations as a result of Year 2000 issues. To date, the costs incurred in connection with Year 2000 compliance projects have not been material to the Company's results of operations or liquidity. In addition, the Company does not anticipate incurring any additional significant costs to remain compliant.

ITEM  7  -  FINANCIAL  STATEMENTS
---------------------------------

The independent auditors' reports, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.


     Report  of  Sprouse  &  Winn,  L.L.P.                        F-2
     Report  of  King  Griffin  &  Adamson  P.C.                  F-3
     Consolidated  Balance  Sheet                                 F-4
     Consolidated  Statements  of  Operations                     F-5
     Consolidated  Statements  of  Stockholders'  Equity          F-6
     Consolidated  Statements  of  Cash  Flows                    F-7  -  F-8
     Notes  to  Consolidated  Financial  Statements               F-9  -  F-28

ITEM  8  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

                                     PART  III

ITEM  9 - DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE
--------------------------------------------------------------------------------
EXCHANGE  ACT
-------------

In response to this item, the information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission no later than the end of April 2000, is incorporated herein by reference.

ITEM  10  -  EXECUTIVE  COMPENSATION
------------------------------------

In response to this item, the information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission no later than the end of April 2000, is incorporated herein by reference.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

In response to this item, the information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission no later than the end of April 2000, is incorporated herein by reference.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------------------------------------------------------------

In response to this item, the information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission no later than the end of April 2000, is incorporated herein by reference.

ITEM  13  -  EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K
----------------------------------------------------------

EXHIBITS

EXHIBIT #                                 DESCRIPTION
      3.1  Certificate of Incorporation of the Company dated September 8, 1994, as amended October 17,
           1994, and further amended July 31, 1997, August 13, 1998, and September 22, 1999
           (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-QSB filed by the
           Company on November 15, 1999, for the quarter ended September 30, 1999).

      3.2  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the
           Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

    10.1*  Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

    10.2*  Amended and Restated 1995 Employee Stock Option Plan (incorporated by reference to Exhibit
           10.2 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

    10.3*  1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 of the Annual
           Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).

    10.4*  Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit
           10.4 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

    10.5*  Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

    10.6*  American Bingo & Gaming Corp. Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed by the Company on August 16, 1999, for the quarter ended June 30, 1999).


    10.7*  Employment Agreement dated December 18, 1997 with George M. Harrison, Jr., as amended
           February 25, 1998 and as further amended July 27, 1998 (incorporated by reference to Exhibit
           10.13 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

    10.8*  Employment Agreement dated April 30, 1998 with Andre Marc Hilliou (incorporated by reference to Exhibit 10.14 of the Quarterly Report on Form 10-QSB filed by the Company on
           August 14, 1998 for the quarter ended June 30, 1998).

    10.9*  Employment Agreement dated June 19, 1998 with Richard M. Kelley, as amended October 23,
           1998 (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

   10.10*  Employment Agreement dated September 28, 1998 with Marie T. Pierson (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed by the Company on
           November 12, 1998 for the quarter ended September 30, 1998).

   10.11*  Employment Agreement dated November 2, 1998 with Nancy Pollick (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-KSB filed by the Company on
           March 18, 1999, for the year ended December 31, 1998).

   10.12*  Consulting Agreement dated November 9, 1998 with Michael W. Mims (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-KSB filed by the Company on
           March 18, 1999, for the year ended December 31, 1998).

    10.13  Mutual Release and Settlement Agreement dated July 24, 1998 with L. Gregory Wilson
           (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the
           Company on August 4, 1998).

    10.14  Severance Agreement dated July 24, 1998 with L. Gregory Wilson (incorporated by reference to
           Exhibit 99.3 of the Current Report on Form 8-K filed by the Company on August 4, 1998).

    10.15  Settlement Agreement, Compromise of Claims and Mutual Release dated February 26, 1999, by and among Gregory Wilson, Sally Stewart Wilson, Linda Bussey, the Linda Bussey Irrevocable
           Trust, Len Bussey, Barbara Wilson and the Company (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company on March 4, 1999).

    10.16  Promissory Note dated February 24, 1998, with George M. Harrison, Jr. (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-QSB filed by the Company on
           August 14, 1998 for the quarter ended June 30, 1998).

    10.17  Promissory Note and Security Agreement dated June 4, 1998 with Michael W. Mims
           (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

    10.18  Master Coin Machine Agreement dated November 9, 1998, by and among the Company, Gold
           Strike, Inc., Mims & Dye Enterprises, LLC, Michael W. Mims and Danny C. Dye (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-KSB filed by the Company on
           March 18, 1999, for the year ended December 31, 1998).


    10.19  Promissory Note dated November 9, 1998, between Gold Strike, Inc. and Mims & Dye
           Enterprises, LLC (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-
           KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

    10.20  Guaranty Agreement dated November 9, 1998 with Michael W. Mims and Danny C. Dye
           (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-KSB filed by the
           Company on March 18, 1999, for the year ended December 31, 1998).

    10.21  Promissory Note dated February 18, 1999 between the Company and Mims & Dye Enterprises,
           LLC (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

    10.22  Settlement Agreement dated January 27, 1997 with the State of Florida (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-QSB filed by the Company on
           August 14, 1998 for the quarter ended June 30, 1998).

    10.23  Form of Stock Purchase Warrant used in connection with warrant grant to Gaines Berland, Inc.,
           Peter Blum, Steven Blumberg and Lisa Evanchuk on February 6, 1998 (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-KSB filed by the Company on
           March 18, 1999, for the year ended December 31, 1998).

    10.24  Form of Common Stock Purchase Warrant used in connection with issuance of Series A
           Convertible Preferred Stock to Plazacorp. Investments Limited, P.R.I.F. #4, David Heller and
           Sam Reisman on August 1, 1997 (incorporated by reference to Exhibit 10.26 of the Annual
           Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended
           December 31, 1998).

    10.25  Form of Registration Rights Agreement used in connection with issuance of Series A
           Convertible Preferred Stock to Plazacorp Investments Limited, P.R.I.F. #4, David Heller and
           Sam Reisman on August 1, 1997 (incorporated by reference to Exhibit 10.27 of the Annual
           Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended
           December 31, 1998).

   10.26*  Severance Agreement with James L. Hall dated July 1, 1999 (incorporated by reference to
           Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

   10.27*  Severance Agreement with George M. Harrison, Jr. dated July 2, 1999 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on July 22,
           1999).

   10.28*  Severance Agreement with Andre M. Hilliou dated July 2, 1999 (incorporated by reference to
           Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

   10.29*  Severance Agreement with Michael W. Mims dated July 2, 1999 (incorporated by reference to
           Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

   10.30*  Severance Agreement with Grover C. Seaton III dated June 30, 1999 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

   10.31*  Severance Agreement with Richard M. Kelley dated July 2, 1999 (incorporated by reference to
           Exhibit 10.6 of the Current Report on Form 8-K filed by the Company on July 22, 1999).


   10.32*  Severance Agreement with Nancy J. Pollick dated July 2, 1999 (incorporated by reference to
           Exhibit 10.7 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

   10.33*  Severance Agreement with Marie T. Pierson dated July 23, 1999 (incorporated by reference to
           Exhibit 10.8 of the Quarterly Report on Form 10-QSB filed by the Company on November 15,
           1999, for the quarter ended September 30, 1999).

   10.34*  Severance Agreement with Thomas M. Harrison dated September 17, 1999 (incorporated by reference to Exhibit 10.9 of the Quarterly Report on Form 10-QSB filed by the Company on
           November 15, 1999, for the quarter ended September 30, 1999).

   10.35*  Severance Agreement with William W. Harrison dated September 17, 1999 (incorporated by reference to Exhibit 10.10 of the Quarterly Report on Form 10-QSB filed by the Company on
           November 15, 1999, for the quarter ended September 30, 1999).

   10.36*  Employment Agreement effective as of September 21, 1999, with Jeffrey L. Minch.

     21.1  Subsidiaries of the Company.

     27.1  Financial Data Schedule (for SEC use only).

        *  Denotes a management contract or compensatory plan or arrangement.

REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March  28,  2000
                                   AMERICAN  BINGO  &  GAMING  CORP.
                                   ---------------------------------
                                   (Registrant)

                                   By: /s/  Jeffrey  L.  Minch
                                       -----------------------
                                       Jeffrey  L.  Minch
                                       Vice Chairman of the Board, President and
                                       Chief  Executive  Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                   DATE
---------                 -----                                   ----

/s/ Jeffrey L. Minch      Vice Chairman of the Board, President
---------------------
Jeffrey  L.  Minch        and  Chief Executive Officer            March 28, 2000


/s/  Daniel  W.  Deloney
------------------------
Daniel  W.  Deloney       Chairman  of the Board                  March 28, 2000


/s/  Gordon  R.  McNutt
-----------------------
Gordon  R.  McNutt        Director                                March 28, 2000


/s/  Larry  D.  Kasufkin
------------------------
Larry  D. Kasufkin        Secretary and Treasurer                 March 28, 2000

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES

                                DECEMBER 31, 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                              Page No
                                                              ---------


INDEPENDENT AUDITORS' REPORT                                  F-2 - F-3


FINANCIAL STATEMENTS:

  Consolidated Balance Sheet as of December 31, 1999                F-4


  Consolidated Statements of Operations
    Years Ended December 31, 1999 and 1998                          F-5


  Consolidated Statements of Stockholders' Equity
    Years Ended December 31, 1999 and 1998                          F-6


  Consolidated Statements of Cash Flows
    Years Ended December 31, 1999 and 1998                    F-7 - F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-9 - F-28

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
American  Bingo  &  Gaming  Corp.

We have audited the accompanying consolidated balance sheet of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations, stockholders' equity and cash flows, of American Bingo and Gaming Corp. and Subsidiaries, for the year ended December 31, 1998 were audited by other auditors whose report dated February 12, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/  Sprouse  &  Winn  L.L.P.
-------------------------------
Sprouse  &  Winn  L.L.P.


Austin,  Texas
February  18,  2000

                          INDEPENDENT AUDITORS' REPORT


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

We conducted our audit in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Bingo & Gaming Corp. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/  King  Griffin  &  Adamson  P.C.
------------------------------------
King  Griffin  &  Adamson  P.C.


Dallas,  Texas
February  12,  1999

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                      $  3,864,943
  Accounts receivable net of allowance for
    doubtful accounts of $72,424                                      499,282
  Prepaid license expense - current portion                         1,394,308
  Other prepaid expenses                                              280,162
                                                                 -------------
      Total Current Assets                                          6,038,695
                                                                 -------------

Property and Equipment - at cost, net of accumulated
    depreciation and amortization                                   3,507,995
                                                                 -------------

Other Assets:
  Notes receivable - ($123,152 to related parties),
            net of allowance for doubtful accounts of $30,787          92,365
  Prepaid license expense - net of current portion                    124,824
  Intangible assets, net                                            4,025,988
  Other non-current assets                                            179,514
                                                                 -------------
      Total Other Assets                                            4,422,691
                                                                 -------------

TOTAL ASSETS                                                     $ 13,969,381
                                                                 =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
               -------------------------------------

Current Liabilities:
  Notes payable - current portion ($100,935 to related parties)  $    770,626
  Capital leases payable - current portion                            182,686
  Trade accounts payable                                               63,698
  Accrued expenses and other current liabilities                      507,900
                                                                 -------------
      Total Current Liabilities                                     1,524,910
                                                                 -------------

Long-term Liabilities:
  Notes payable, net of current portion
    ($147,754 to related parties)                                     396,021
  Capital leases payable, net of current portion                       21,806
                                                                 -------------
      Total Long-term Liabilities                                     417,827
                                                                 -------------

Stockholders' Equity
  Common stock, $.001 par value (authorized 20,000,000 shares,
    issued 10,177,290 shares, outstanding 9,810,990 shares)            10,177
  Additional paid-in-capital                                       23,658,349
  Treasury stock - 366,300 shares, at cost                           (804,087)
  Accumulated deficit                                             (10,837,795)
                                                                 -------------
      Total Stockholders' Equity                                   12,026,644
                                                                 -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 13,969,381
                                                                 =============

                               AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Years  Ended
                                                                                        December  31,
                                                                                  --------------------------
                                                                                      1999          1998
                                                                                  ------------  ------------

REVENUES:
     Video gaming                                                                 $ 6,708,294   $ 9,738,085
     Bingo                                                                          5,352,308     4,855,532
     Other                                                                          1,046,607       851,839
                                                                                  ------------  ------------

TOTAL REVENUES                                                                     13,107,209    15,445,456
                                                                                  ------------  ------------

COSTS AND EXPENSES:
     Direct salaries and other compensation                                         1,326,082     2,150,424
     Rent and utilities ($105,240 and $105,240 to related parties)                  2,138,656     2,352,043
     Direct operating costs                                                         2,109,729     2,375,751
     Depreciation and amortization                                                  2,717,006     2,087,477
     License expense                                                                2,014,462     1,398,636
     Unusual and nonrecurring items:
          Impairment of assets-video gaming machines                                2,222,266       204,000
          Severance and final compensation                                            982,122           ---
          Loan forgiveness                                                            163,741           ---
          Contributions supporting a favorable outcome of the
               South Carolina Referendum                                              123,500           ---
          Write-offs of future operating lease obligations
               related to idle or unprofitable bingo centers                              ---       282,270
          Provisions for doubtful accounts and write-offs                             894,602     1,202,467
          Impairment of goodwill and leasehold improvements                               ---     1,109,845
     General and administrative                                                     2,582,479     4,634,085
                                                                                  ------------  ------------

     TOTAL COSTS AND EXPENSES                                                      17,274,645    17,796,998
                                                                                  ------------  ------------

OPERATING INCOME (LOSS)                                                            (4,167,436)   (2,351,542)

OTHER INCOME AND EXPENSES:
     Interest and investment income ($11,737 and $34,000 from related parties)        172,812       518,400
     Interest expense ($24,002 and $23,201 to related parties)                       (245,340)     (313,206)
     Gain on settlement with a related party, net of legal expenses of $100,000       191,127           ---
     Other income and (expense)                                                          (194)     (190,730)
                                                                                  ------------  ------------

TOTAL OTHER INCOME AND EXPENSES                                                       118,405        14,464

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
          AND EXTRAORDINARY ITEM                                                   (4,049,031)   (2,337,078)

PROVISION FOR INCOME TAXES                                                            394,271       263,144
                                                                                  ------------  ------------

NET INCOME (LOSS)                                                                 $(4,443,302)  $(2,600,222)
                                                                                  ============  ============

EARNINGS PER SHARE:
     Basic and Diluted
          Net income (loss) before extraordinary item                             $      (.46)  $      (.29)
          Extraordinary item                                                              ---           ---
                                                                                  ------------  ------------
               Net income (loss)                                                  $      (.46)  $      (.29)
                                                                                  ============  ============
     Weighted average shares outstanding - basic and diluted                        9,585,376     9,299,908


                 See notes to consolidated financial statements.

                                    AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Addtl.
                                                                           Addtl.      Paid-in
                                                  -  Common  Stock  -     Paid-in      Capital-     Treasury  Preferred
Description                                         Shares     Value      Capital      Warrants      Stock      Stock
------------------------------------------------  ----------  --------  ------------  -----------  ----------  ------

Balance at 1/1/98                                 9,286,905   $ 9,287   $24,110,122          ---         ---      20

Issuance of common stock pursuant to
        Employee Stock Purchase Plan                  2,381         2         6,071

Repurchase of common stock under stock
        buyback program                            (359,300)                                       (1,075,295)

Cancellation of common stock                         (1,666)       (2)            2

Exercise of employee stock options                   33,733        34        38,934

Redemption of preferred stock and preferred
        stock dividends for cash and issuance of
        common stock                                498,599       499    (1,063,182)                             (20)

Repurchase and cancellation of warrants
        and other warrant costs                                             (48,561)

Purchase of bingo halls with treasury stock         128,000                (188,896)                 388,896

Issuance of common stock for purchase
        of bingo halls                               29,630        30        89,970

Preferred dividends paid in cash

Issuance of warrants for services                                           221,616

Net (loss) for the year ended 12/31/98
                                                  ----------  --------  ------------  -----------  ----------  ------
          Balance at December 31, 1998            9,618,282     9,850    23,166,076          ---    (686,399)    ---
                                                  ----------  --------  ------------  -----------  ----------  ------

Issuance of common stock pursuant to
        Employee Stock Purchase Plan                  2,308         2         2,998

Exercise of employee stock options                  325,400       325       487,975

Settlement agreement with former president,
        Greg Wilson, and members of his family,
        regarding the reimbursement of founders
        stock and the surrender of common shares    (35,000)                  1,300                  (45,938)

Repurchase of common stock under stock
        buyback program                            (100,000)                                         (71,750)

Net (loss) for the year ended 12/31/99
                                                  ----------  --------  ------------  -----------  ----------  ------

     Balance at  December 31, 1999                9,810,990   $10,177   $23,658,349          ---   $(804,087)    ---
                                                  ==========  ========  ============  ===========  ==========  ======


                                                   Accumulated
Description                                          Deficit        Total
------------------------------------------------  -------------  ------------

Balance at 1/1/98                                 $ (3,696,414)  $20,423,015

Issuance of common stock pursuant to
        Employee Stock Purchase Plan                                   6,073

Repurchase of common stock under stock
        buyback program                                           (1,075,295)

Cancellation of common stock                                             ---

Exercise of employee stock options                                    38,968

Redemption of preferred stock and preferred
        stock dividends for cash and issuance of
        common stock                                    (1,983)   (1,064,686)

Repurchase and cancellation of warrants
        and other warrant costs                                      (48,561)

Purchase of bingo halls with treasury stock                          200,000

Issuance of common stock for purchase
        of bingo halls                                                90,000

Preferred dividends paid in cash                       (95,874)      (95,874)

Issuance of warrants for services                                    221,616

Net (loss) for the year ended 12/31/98              (2,600,222)   (2,600,222)
                                                  -------------  ------------

          Balance at December 31, 1998              (6,394,493)   16,095,034
                                                  -------------  ------------

Issuance of common stock pursuant to
        Employee Stock Purchase Plan                                   3,000

Exercise of employee stock options                                   488,300

Settlement agreement with former president,
        Greg Wilson and members of his family,
        regarding the reimbursement of founders
        stock and the surrender of common shares                     (44,638)

Repurchase of common stock under stock
        buyback program                                              (71,750)

Net (loss) for the year ended 12/31/99              (4,443,302)   (4,443,302)
                                                  -------------  ------------

     Balance at  December 31, 1999                $(10,837,795)  $12,026,644
                                                  =============  ============


            See  notes  to  consolidated  financial  statements.

                          AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                                        --------------------------
                                                                            1999          1998
                                                                        ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                                     $(4,443,302)  $(2,600,222)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Write-off of long-lived assets                                          2,222,266     1,349,862
  Depreciation and amortization                                           2,717,006     2,087,477
  Provision for uncollectible receivables                                 1,727,158        73,795
  Loss (gain) on disposal of property and equipment                             ---       858,397
  Compensation for common stock and warrant issues                              ---       221,616
  Compensation for exercise of employee stock options                       176,719           ---
  Gain on receipt of treasury stock                                         (45,938)          ---
  Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
      Accounts receivable                                                  (690,912)       89,913
      Prepaid licenses                                                      (19,740)      (50,551)
      Other prepaid expenses and current assets                             254,093      (396,802)
      Trade accounts payable                                                (76,613)      (72,023)
      Accrued expenses and other current liabilities                        108,972      (775,568)
                                                                        ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITES                                  1,929,709       785,894
                                                                        ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions                                                    ---    (3,360,000)
  Property and equipment expenditures                                      (904,081)   (2,539,630)
  Repayments of notes receivable ($0 and $81,999 from related parties)       92,394       246,540
  Issuance of notes receivable ($0 and $281,786 to related parties)             ---      (498,391)
  Proceeds from sale of property and equipment                               27,063       420,135
                                                                        ------------  ------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                           (784,624)   (5,731,346)
                                                                        ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                    (420,902)     (404,945)
  Payments on notes payable                                              (1,056,772)     (916,505)
  Proceeds from notes payable                                                   ---       520,833
  Repurchase and cancellation and other warrant costs                           ---       (48,561)
  Purchase of treasury stock                                                (71,750)   (1,075,295)
  Distribution and dividends to stockholders                                    ---       (95,874)
  Proceeds from employee stock purchase plan issuances                        3,000         6,073
  Proceeds from options exercises                                           311,531        38,968
  Payments related to redemption of preferred stock                             ---    (1,062,703)
  Proceeds from founders shares                                               1,300           ---
                                                                        ------------  ------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                         (1,233,543)   (3,038,009)
                                                                        ------------  ------------

NET INCREASE (DECREASE) IN CASH                                             (88,458)   (7,983,461)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            3,953,401    11,936,862
                                                                        ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 3,864,943   $ 3,953,401
                                                                        ============  ============


                 See notes to consolidated financial statements.

                     AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                        Years  Ended
                                                                        December  31,
                                                                      ------------------
                                                                        1999      1998
                                                                      --------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments:

    Interest                                                          $245,340  $313,206
                                                                      ========  ========

    Income taxes                                                      $306,203  $624,889
                                                                      ========  ========


  Non-cash transactions:

    Issuance of common stock and warrants for employment, services,
      and consulting fees                                             $    ---  $221,616
                                                                      ========  ========

    Acquisition of business in exchange for note payable
      ($0 and $400,000 from related parties)                          $    ---  $400,000
                                                                      ========  ========

    Acquisition of property and equipment in exchange
      for notes payable                                               $434,415  $439,007
                                                                      ========  ========

    Acquisition of businesses in exchange for common stock            $    ---  $290,000
                                                                      ========  ========

    Acquisition of equipment in exchange
      for capital lease obligation                                    $ 66,098  $    ---
                                                                      ========  ========


                 See notes to consolidated financial statements

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES.

American Bingo & Gaming Corp. actively participates in the non-casino gaming market and U.S. Charitable bingo market. The Company's corporate headquarters is located in West Columbia, South Carolina, and the Company operates primarily through wholly owned subsidiaries in South Carolina, Texas and Alabama. The Company generates its revenues from video gaming operations in South Carolina, and bingo centers in all three states.

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

CASH  AND  CASH  EQUIVALENTS:
----------------------------

Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of ninety days or less when purchased.

ACCOUNTS  RECEIVABLE:
--------------------

Accounts receivable consist of amounts due from charitable organizations which conduct bingo events at the Company's various bingo centers, and are generally payable within one month of the event. Receivables also include rent due from operators of concessions located within bingo centers. Video gaming receivables generally consist of temporary advances in connection with video gaming route locations. Accounts receivable are not secured. Management provides an allowance for doubtful accounts, which reflects its estimate of the uncollectable receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of receivables, net of allowance for doubtful accounts, at the balance sheet date.

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

STOCK  BASED  COMPENSATION:
--------------------------

The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires companies that continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied (see Note 12).

COMPREHENSIVE  INCOME:
---------------------

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

NEW  ACCOUNTING  STANDARDS:
--------------------------

The Securities and Exchange Commission has adopted new rules and amendments to require an independent auditor review of the companies financial information prior to the companies filing of their Quarterly Report on Form 10-QSB with the Commission and to require that companies include in their proxy statements certain disclosures about audit committees and reports. The review of financial information by the independent auditor is effective for fiscal quarters ending on or after March 31, 2000.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2  -  MATERIAL  ACQUISITIONS,  OPENINGS,  CLOSINGS  AND  REORGANIZATIONS.

On October 21, 1999 the South Carolina Supreme Court held that the impending Referendum on video gaming was unconstitutional. The decision effectively causes an end to video gaming in South Carolina by June 30, 2000. As a result the Company is in the process of attempting to restructure its notes and capital lease payables of $1.1 million.

During the second quarter of 1999 the Company accepted the resignations of six members of its Board of Directors and several members of the management team.

December 18, 1998, the Company acquired West Texas Bingo, Inc. for $60,000 cash. At the same time, the Company entered into a three year property lease in Abilene, Texas, commencing in February 1999. The Company renovated the lease location and charitable bingo operations began in April 1999. The $60,000 purchase price was allocated to the fair value of the bingo license. The acquisition has been accounted for under the purchase method of accounting.

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

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS (CONTINUED).

Unaudited pro forma financial information for the year ended December 31, 1998, as though the Ambler and the six Texas hall acquisitions had occurred January 1, 1997 is as follows:

                                                      1998
                                                  ------------
                 Revenues                          $16,969,657
                                                   ============
                 Net income (loss)                 $(2,049,043)
                                                   ============
                 Basic earnings (loss) per share   $      (.22)
                                                   ============

NOTE  3  -  PROPERTY  AND  EQUIPMENT.

Property  and  equipment  at  December  31, 1999 consists of the following:

    Land                                              $   189,671
    Buildings                                             379,342
    Building and leasehold improvements                 3,014,587
    Video gaming machines and bingo equipment           4,677,892
    Equipment, furniture and fixtures                   1,236,873
    Automobiles                                           367,774
                                                      ------------
                                                        9,866,139
    Less:  Accumulated depreciation and amortization   (6,358,144)
                                                      ------------

  Property and equipment, net                         $ 3,507,995
                                                      ============

Property and equipment at December 31, 1999 includes $1.3 million of assets held under capital leases, related accumulated amortization of $508,000. Related amortization expense charged to operations for the years ended December 31, 1999 and 1998 was $216,000 and $184,000, respectively.

Depreciation and amortization expense charged to operations for the years ended December 31, 1999 and 1998 was $1,911,000 and $1,445,000, respectively.

NOTE  4  -  INTANGIBLE  ASSETS.

Amortization expense charged to operations for the years ended December 31, 1999 and 1998 was $806,000 and $642,000, respectively.

Intangible  assets  at  December  31,  1999  consists  of  the  following:

    Goodwill                                          $ 5,095,398
    Covenants not to compete                              551,599
                                                      ------------
                                                        5,646,997
    Less:  Accumulated amortization                    (1,621,009)
                                                      ------------

  Intangible assets, net of accumulated amortization  $ 4,025,988
                                                      ============

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  WRITE-OFFS  AND  CHARGES.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company recognizes impairment losses when facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is recognized and measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.

The Company recorded approximately $4.3 million and $4 million of asset write-downs in 1999 and 1998, respectively, related to video gaming machine impairment losses, future operating lease obligations on idle or unprofitable bingo centers, and other unusual charges. In October 1999, the South Carolina Supreme Court ruled that the impending video gaming Referendum was unconstitutional. As a result, video gaming will cease in South Carolina no later than June 30, 2000. The Company has recorded a charge to operations of $2.2 million, in 1999, for the impairment of assets associated with its video gaming machines. The carrying value of these assets has been adjusted to an amount that the Company has determined is reasonably realizable on December 31, 1999.

Asset  write-offs recorded in accordance with SFAS 121 consist of the following:

                                                                         1999        1998
                                                                      ----------  ----------
  Impairment losses related to video gaming machines                  $2,222,266  $  204,000
  Write-offs related to idle or unprofitable bingo centers:
  Leasehold improvements                                                     ---     660,000
  Goodwill                                                                   ---     436,000
  Future operating lease obligation                                          ---     555,000
                                                                      ----------  ----------
Total asset write-offs                                                 2,222,266   1,855,000
                                                                      ----------  ----------

Other significant unusual charges recorded include the following:
  Severance, reorganization and merger expenses associated with change in personnel at the Board and Management levels, the combining of company operations, the termination of investor relations, legal and accounting relationships and the reduction
    of administrative expenses                                           982,122         ---
  Uncollectable receivables, deposits and incorrectly accounted for
    license expense amortization                                         163,741   1,141,000
  Provision for doubtful accounts and write-offs                         894,602     110,000
  Expense recognition for company stock warrants issued in February
    1998 for consulting and investment banking services                      ---     221,000
  Travel, recruiting and personnel costs due to relocations                  ---     370,000
  Previously capitalized legal, financial relations costs,
    and realized, unrecognized investment losses                             ---     340,000
  Costs associated with the Referendum, previously capitalized costs
    and state income tax issues                                          123,500        ----
                                                                      ----------  ----------
Total other significant charges                                        2,163,965   2,182,000
                                                                      ----------  ----------

Total unusual charges                                                 $4,386,231  $4,037,000
                                                                      ==========  ==========

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6  -  NOTES  PAYABLE.

Notes  payable  at  December  31,  1999  consist  of  the  following:

Installment note payable to a third party, due in monthly
installments of $13,570, including interest at 13.6%, maturing
January 2001, secured by certain equipment                               151,538

Installment note payable to a third party, due in monthly
installments of $5,009, including interest at 13.5%, maturing
January 2001, secured by certain equipment                                60,265

Installment note payable to a third party, due in monthly
installments of $17,642, including interest at 13.5%, maturing
February 2001, secured by certain equipment                              212,254

Installment note payable to a third party, due in monthly
installments of $1,525, including interest at 13.3%, maturing
March 2001, secured by certain equipment                                  20,768

Installment note payable to a third party, due in monthly
installments of $2,240, including interest at 13.9%, maturing April
2001, secured by certain equipment                                        32,500

Installment note payable to a third party, due in monthly
installments of $4,220, including interest at 12.7%, maturing June
2001, secured by certain equipment                                        68,748

Installment note payable to a third party, due in monthly
installments of $10,162, including interest at 13.1%, maturing
December 2001, secured by certain equipment                              201,387

Installment note payable to a third party, due in monthly
installments of $7,069, including interest at 12.5%, maturing
January 2002, secured by certain equipment                               140,498

Installment note payable to a related party, due in monthly
installments of $9,765, including interest at 8%, maturing May
2002 secured by subsidiary common stock                                  248,689

Installment note payable to an individual, due on demand, non-
interest bearing, unsecured                                               30,000
                                                                      -----------
                                                                       1,166,647
     Less current installments                                          (770,626)
                                                                      -----------
     Notes payable, net of current portion                            $  396,021
                                                                      ===========

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6  -  NOTES  PAYABLE  (CONTINUED).

Principle payments on notes payable for each of the next five fiscal years and thereafter are as follows:

     Years Ending December 31,
     -------------------------
               2000        $     770,626
               2001              357,580
               2002               38,441
            Thereafter               ---
                                     ---
                           -------------
                           $   1,166,647
                           =============


NOTE  7  -  OBLIGATIONS  UNDER  CAPITAL  LEASES.

The  Company  has  entered  into  obligations  under  capital  leases  totaling
$1,235,812. The capital lease obligations are due in monthly and quarterly installments ranging from $991 to $57,450, including interest at 11.67% to 11.85%, and final maturity of July 2001.

Future  minimum  payments  due  under  capital lease obligations are as follows:

     Years  Ending  December  31,
     ----------------------------
               2000                                            $ 193,455
               2001                                               18,255
                                                               ----------
     Total future minimum lease payments                         211,710

     Less amount representing interest                            (7,218)
                                                               ----------

     Present value of minimum lease payments                     204,492

     Less current installments                                  (182,686)
                                                               ----------

     Obligations under capital leases, net of current portion  $  21,806
                                                               ==========


NOTE  8  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS.

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.

The carrying amount and fair value of notes receivable and notes payable at December 31, 1999 are as follows:

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (CONTINUED).

                          Carrying Amount   Fair Value
                          ----------------  -----------
  Notes receivable        $         92,365  $    92,365
  Capital leases payable           204,492      204,492
  Notes payable                  1,166,647    1,166,647

The fair values of the Company's fixed rate notes receivable and notes payable have been estimated based upon relative changes in the Company's borrowing rates since origination of the fixed rate debt.


NOTE  9  -  INCOME  TAXES.

A reconciliation of the expected federal income tax (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 1999 and 1998 is as follows:

                                                                 1999          1998
                                                             -------------  -----------

    Expected income tax (benefit)                            $ (1,376,671)  $ (884,075)
    Amounts not deductible for federal income tax purposes         43,459       53,730
    State income taxes, net of federal income tax                 260,218      163,806
    Additional income taxes related to DMC (acquisition
      accounted for as a pooling)                                     ---       99,336
    Effect of change in 1998 and 1997 net operating loss          536,331      207,374
    Change in valuation allowance                                 930,934      622,973
                                                             -------------  -----------
                                                             $    394,271   $  263,144
                                                             =============  ===========

The provision for income taxes consists of the following:

                                                                     1999         1998
                                                             -------------  -----------
    Current year income taxes:
      Federal                                                $    134,053   $   99,336
      State                                                       260,218      163,808
    Deferred income taxes:
      Federal                                                         ---          ---
      State                                                           ---          ---
                                                             -------------  -----------
                                                             $    394,271   $  263,144
                                                             =============  ===========

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9  -  INCOME  TAXES  (CONTINUED).

Deferred  tax  assets  and  liabilities  as of December 31, 1999 are as follows:

    Current deferred tax asset                              $    35,092
    Current deferred tax liability                                  ---
    Valuation allowance for current deferred tax asset          (35,092)
                                                            ------------
      Net current deferred tax asset                        $       ---
                                                            ============

    Non-current deferred tax asset                          $ 3,273,835
    Non-current deferred tax liability                              ---
    Valuation allowance for non-current deferred tax asset   (3,273,835)
                                                            ------------
      Net non-current deferred tax asset                    $       ---
                                                            ============

The current deferred tax asset results primarily from differences in valuation reserves for financial and federal income tax reporting purposes. The non-current deferred tax asset results from differences in amortization of goodwill and the non-compete agreements, and asset write-off and reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses. The net deferred tax asset has a 100% valuation allowance due to the uncertainty of generating future taxable income.

At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4.7 million that begin expiring in the year 2009. The utilization of the net operating loss is subject to limitations in accordance with 382 of the Internal Revenue Code.

NOTE  10  -  SHAREHOLDERS'  EQUITY.

The Company issued 2,308 shares of its common stock in January 1999 pursuant to purchases under the Company's Employee Stock Purchase Plan. These shares were issued at the existing fair market value of $2.31 per share and the Company recognized $3,000 in equity proceeds.

The Company issued 325,400 shares of its common stock in 1999 pursuant to employee stock option exercises. The 325,000 option shares were exercised and issued at $.95625 per share, and 400 option shares were exercised and issued at $2.00 per share netting $311,581 in equity proceeds for the Company.

In March 1999 the Company recognized $1,300 in equity proceeds for the reimbursement of founders shares.

In June 1999 the Company received 35,000 shares from former President Greg Wilson and members of his family in connection with the settlements of lawsuits and other issues between the parties. These shares have been accounted for as treasury stock.

The Company repurchased 100,000 shares of its common shares for $71,750 under the current stock buyback program. The average price to repurchase these shares was $.72 and at December 31, 1999 the Company holds 366,300 treasury shares.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  SHAREHOLDERS'  EQUITY  (CONTINUED).

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

The Company's Board of Directors authorized the Company to purchase up to 1.0 million shares of its common stock in open market or privately negotiated transactions over an unlimited period of time, beginning in the second quarter of 1998. The Company repurchased 359,300 of its common shares for $1,075,295 through its stock buyback program during the second and third quarters of 1998. The price per share to repurchase these shares ranged from $2.12 to $3.75.

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

In February 1998, the Company entered into a one year agreement for financial consulting and investment banking services in exchange for warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.88 per share. The warrants vest and become fully exercisable on February 6, 1999 and expire on February 4, 2004. The Company recorded expense of $221,616 during 1998 related to these warrants. This amount represents managements estimate of the fair value of these warrants at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  SHAREHOLDERS'  EQUITY  (CONTINUED).

grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 84%; and an expected life of the warrant of 3 years.

NOTE  11  -  EARNINGS  PER  SHARE.

A  reconciliation  of  basic to diluted earnings (loss) per share is as follows:

                                                      Years  ended  December  31,
                                        ------------------------------------------------------
                                                   1999                       1998
                                        --------------------------  --------------------------
                                           Basic        Diluted        Basic        Diluted
Numerator:
--------------------------------------
  Net income (loss)                     $(4,443,302)  $(4,443,302)  $(2,600,222)  $(2,600,222)
  Less preferred dividends                      ---           ---       (97,857)      (97,857)
                                        ------------  ------------  ------------  ------------

  Income (loss) available to
    common stockholders                 $(4,443,302)  $(4,443,302)  $(2,698,079)  $(2,698,079)
                                        ============  ============  ============  ============

Denominator:
--------------------------------------
  Weighted average shares outstanding     9,585,376     9,585,376     9,299,908     9,299,908
  Effect of dilutive securities:
    Preferred stock                             ---           ---           ---           ---
    Stock options and warrants                  ---           ---           ---           ---
                                        ------------  ------------  ------------  ------------

  Weighted average shares outstanding     9,585,376     9,585,376     9,299,908     9,299,908
                                        ============  ============  ============  ============

  Earnings (loss) per share before
    extraordinary item                  $      (.46)  $      (.46)  $      (.29)  $      (.29)
                                        ============  ============  ============  ============


NOTE  12  -  ACCOUNTING  FOR  STOCK  BASED  COMPENSATION.

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options. At December 31, 1999, the Company has implemented four shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 2,000,000 common shares over ten years from the date of each plan's approval. At December 31, 1999, a total of 757,100 options are outstanding under these plans. An additional 156,525 options for shares are outstanding to non-employees outside of these plans as of the end of 1999.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  12  -  ACCOUNTING  FOR  STOCK  BASED  COMPENSATION  (CONTINUED).

A  summary  of  the  Company's  stock  option  plans  is  as  follows:

                           Employee Stock          Other        Combined
                                Plans          Compensatory      Total
                         ------------------  ----------------  ----------

                                    Weighted          Weighted
                                    Average           Average
                                    Exercise          Exercise
                          Options    Price   Options   Price    Options
                         ----------  ------  --------  ------  ----------
Outstanding at 12/31/97  1,386,666   $ 2.89  218,000   $ 4.53  1,604,666
  Granted                  531,000     3.36      ---      ---    531,000
  Exercised                (33,733)    1.18      ---      ---    (33,733)
  Forfeited               (708,333)    3.60  (76,475)    5.50   (784,808)
                         ----------  ------  --------  ------  ----------
Outstanding at 12/31/98  1,175,600     2.43  141,525     4.00  1,317,125

  Granted                   51,500     1.50      ---      ---     51,500
  Other                        ---      ---   15,000     5.50     15,000
  Exercised               (325,400)     .96      ---      ---   (325,400)
  Forfeited               (144,600)    2.75      ---      ---   (144,600)
                         ----------  ------  --------  ------  ----------
Outstanding at 12/31/99    757,100   $ 3.11  156,525   $ 4.46    913,625
                         ==========  ======  ========  ======  ==========

The fair value of options issued during 1999 and 1998 was $56,769 and $1,305,753, respectively.

The following table summarizes information about options outstanding at December 31, 1999 and 1998 under the Employee Stock Plan:

                         Options Outstanding                                  Options Exercisable
                         -----------------------------                     ----------------------------
                                       Weighted  Avg.
          Range  of        Number        Remaining      Weighted  Avg.     Number     Weighted  Avg.
       Exercise Prices   Outstanding  Contractual Life  Exercise Price   Exercisable  Exercise Price
       ----------------  -----------  ----------------  ---------------  -----------  ---------------
1999:  $   1.49 - $5.00      757,100         3.7 years  $          3.11      645,100  $          3.01
1998:  $   0.96 - $6.16    1,175,600         4.7 years  $          2.43      710,422  $          2.19

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  12  -  ACCOUNTING  FOR  STOCK  BASED  COMPENSATION  (CONTINUED).

The following table summarizes information about other compensatory stock options outstanding at December 31, 1999 and 1998:

                    Options  Outstanding                                     Options Exercisable
       -----------------------------------------------                   ----------------------------
                                       Weighted  Avg.
          Range  of        Number        Remaining      Weighted  Avg.     Number     Weighted  Avg.
       Exercise Prices   Outstanding  Contractual Life  Exercise Price   Exercisable  Exercise Price
       ----------------  -----------  ----------------  ---------------  -----------  ---------------
1999:  $   3.88 - $5.50      156,525         2.7 years  $          4.46      156,525  $          4.46
1998:  $   3.00 - $5.50      141,525         3.4 years  $          4.00      141,525  $          3.99

The options granted in 1999 and 1998 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

                                           Years ended December 31,
                                          --------------------------
                                              1999          1998
                                          ------------  ------------
Net (loss)                 As reported    $(4,443,302)  $(2,600,222)
                           Pro forma      $(4,717,467)  $(2,900,623)

Basic (loss) per share     As reported    $      (.46)  $      (.29)
                           Pro forma      $      (.49)  $      (.32)

Diluted (loss) per share   As reported    $      (.46)  $      (.29)
                           Pro forma      $      (.49)  $      (.32)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 1999; dividend yield of 0 %, expected volatility of 80%, risk free interest rates of 6.125% and an expected life of 6.5 years. The following assumptions were used for grants in 1998; dividend yield of 0%, expected volatility of 84%, risk free interest rates estimated at 6.0%, and an expected life of 3 years.

NOTE  13  -  RELATED  PARTY  TRANSACTIONS.

An entity owned and managed by one person who is a shareholder and former director of the Company and a second person who is a shareholder of the Company entered into a three year Agreement with the Company in November 1998 to operate the Company's non-route video gaming operations at eight video gaming machine centers. In connection with this Agreement, the Company entered into a lease or sublease with the operator at seven of the eight video gaming machine centers and receives rental income from the operator for the use of these locations. On October 23, 1999, the Company

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  13  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED).

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

Promissory notes receivable from related parties totaled $123,000 and $460,000 for the years ended December 31, 1999 and 1998. Interest income related to these notes recorded by the Company was $9,200 and $34,000, respectively.

In March 1998 the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the years ended December 31, 1999 and 1998, the Company recognized interest expense on this obligation in the amount of $24,002 and $23,200, respectively.

In December 1997, as a part of the Company's acquisition of Darlington Music Co., Inc, the Company assumed a related party lease for an office and game machine warehouse facility. The lease is by and between the Company and a Company Director and Officer, and two immediate family members of the related party. The lease originated on January 15, 1990 for a 15 year term with monthly rental payments of $3,500. For the years ended December 31, 1999 and 1998, the Company has expensed $42,000 for rental payments each year to the related parties under this lease.

As a part of the Company's acquisition of Gold Strike, Inc. and Lucky 4, Inc. the Company assumed an operating lease for gaming properties located in South Carolina. The lessor is a partnership in which a Director of the Company is a 50% general partner. This lease expires November 2001, with renewal options. The monthly rental payments under this lease are $5,270. For the years ended December 31, 1999 and 1998, the Company has expensed $63,240 each year for rental payments to the related party under this lease.

On November 9, 1998, the Company reorganized its South Carolina video gaming operations by entering into a three year Agreement with an operator, effectively outsourcing the operations of the Company's non-route video gaming operations at eight video gaming machine centers. The operator is owned and managed by a shareholder and former officer, Director and employee of the Company, and a second shareholder and former employee of the Company. In addition, at seven of the eight centers, the Company has entered into a lease or a sublease with the operator which provides for the monthly payment of rent by the operator. Under the Agreement, the Company retains ownership of the underlying video gaming machines and all related assets. In connection with the execution of the Agreement, the Company loaned $80,000 to the

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED).

operator, due in full, with interest accruing at prime-plus 2%, due upon maturity in May 1999. Interest income recorded by the Company during 1999 totaled $11,400 and the note has been timely satisfied.

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES.

(a)     Operating  Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

       Years Ending              Minimum
       December 31,              Rentals
----------------------------  -------------

          2000                $   1,419,686
          2001                      978,936
          2002                      612,787
          2003                      280,376
  2004 and thereafter               383,200
                              -------------
Total minimum annual rentals  $   3,674,985
                              =============

Rent expense for the years ended December 31, 1999 and 1998 amounted to $1.7 million and $2.6 million, respectively.

(b)  Legal:

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995, the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as "Furtney"). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company re-sold these three bingo centers in December of 1995. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him. There can be no assurance of this result, however, and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).

State  of  Florida v. 959 Hall for Hire, Inc. and 6323 Hall for Hire, Inc., Case
No.: 95-2943 F, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida; State of Florida, Office of the Attorney General v. 959 Hall for Hire, Inc., 6323 Hall for Hire, Inc., and American Bingo and Gaming, Case No. 95-4278, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. These proceedings relate to the criminal investigations undertaken by the Florida State Attorney General's Office with respect to the bingo centers acquired by the Company from Phillip Furtney as discussed above In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. Additionally, in light of the recent Florida Supreme Court decision in Department of Legal Affairs v. Bradenton Group, Inc., 23 FL, Weekly, S485 (Fla, September 24, 1998), the Company has filed a Petition for Coram Nobis in the State of Florida criminal and civil cases to withdraw its settlement pleas in these cases or, in the alternative, agree to strike those portions of the State Plea Agreements which prohibit the Company from carrying out lawful business operations in the State. The Company plans to pursue this course of action vigorously, but the likelihood of success is unpredictable.

Joan Caldwell Johnson, et al v. Collins Music Company, et al, Civil Action No. 3:97-22136-17, United States District Court for the District of South Carolina, Columbia. In November 1997, one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a purported class action brought by Plaintiffs allegedly arising out of fraudulent and unlawful promotion and operation of video gambling devices. Plaintiffs filed a Motion to Amend the Complaint in late 1999 to add the Company and several other Company subsidiaries as Defendants. As of this date, the Company and its named subsidiaries have yet to be added to this lawsuit and the present status of this case is merely one of threatened litigation. There have been settlement discussions with Plaintiffs counsel for the purported class but the settlement demand was unreasonable. If the Company and its subsidiaries are added to this case, the case would be litigated to the fullest extent possible. In the event that Plaintiffs were to prevail on their claims, the range of potential loss could exceed several million dollars because the Plaintiffs seek to recoup all profits Defendants made from 1991 through the present. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff seeks actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believes that this lawsuit is completely without merit and the Company will defend itself vigorously. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).

Roy Stevens v. American Bingo and Gaming and Columbia One Corporation, Civil Action N. 99-CP-40-1662, South Carolina Court of Common Pleas, Richland County. In this lawsuit filed in July 1999, the Plaintiff alleges that the Company has withheld monies due under a promissory note totaling approximately $40,000 and prevented him from selling shares of common stock that resulted in losses of over $200,000. Plaintiff seeks to recover lost profits for the diminution of stock value, the amounts due under the promissory note and an unspecified amount of punitive damages. The parties have been conducting discovery and recently participated in a February of 2000 voluntary mediation in which the Plaintiff rejected the Company's reasonable settlement proposal. The Company believes that this lawsuit is completely without merit, is moving forward with discovery and depositions, and will defend itself vigorously. If this case were to be decided against the Company it would likely have a material adverse effect on the financial position and operations of the Company.

Hermalink v. American Bingo and Gaming and Michael Mims, Civil Action No. 99-CP-32-1793, South Carolina Court of Common Pleas, Richland County. On July 8, 1999, Plaintiff, a former employee, accused the Company and Michael Mims, a former officer and director of the Company, of defamation and slander based upon comments Mr. Mims made in a newspaper article prior to the Company's annual meeting in 1999. Plaintiff seeks actual and punitive damages in an unspecified amount and the Company and Mr. Mims will vigorously defend this action. This case has been moving forward slowly and no settlement discussions have been initiated. If the case were decided against the Company, it could have a material adverse effect on the Company.

Steve Carroll and Wilson Reed, both individually and on behalf of S.C. Music Masters, Inc. v. Concessions Corp. and American Bingo and Gaming, Corp., Civil Action No. 99-CP-10-1420, South Carolina Court of Common Pleas, Charleston County. On April 16, 1999, Plaintiffs filed a lawsuit alleging the Company and a wholly-owned subsidiary breached fiduciary duties, breached or caused the breach of contracts, engaged in various fraudulent acts, negligently made false statements and engaged in unfair trade practices. The Plaintiffs seek to recover actual and punitive damages that include $240,000 of out-of-pocket expenses and lost profits related to Plaintiffs' operation of a nightclub and video casino on the premises in the amount of approximately $300,000. Discovery has begun and depositions have been initiated. The Company has submitted an informal settlement proposal to the Plaintiffs, but as of this date a settlement has not been reached. The Company believes that this lawsuit is completely without merit and the Company will defend itself vigorously. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

On October 14, 1999, the South Carolina Supreme Court issued a ruling that declared the November 2, 1999 referendum unconstitutional, which was to allow South Carolina voters to decide whether or not video poker payouts should remain legal. As a result of and pursuant to this ruling, video poker payouts will be illegal in South Carolina after June 30, 2000. This Supreme Court ruling will have a material adverse effect on the Company's financial position and operations. This matter is further compounded by the fact that approximately one-half of the Company's VGM licenses expire on May 31, 2000. Presently, no practical licensing mechanism exists to extend these licenses for the remaining month during which video gaming will remain legal in South Carolina. Unless this matter is resolved,

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED).

the Company will cease operations of approximately one-half of all VGM machines on or before May 31, 2000.

In the normal course of its business, the Company is subject to litigation. Management of the Company, based on discussions with its outside legal counsel, does not believe any claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position or operations of the Company, except as otherwise stated above.

(c)  Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock. On February 8, 2000 the Company amended the stock repurchase program to permit the purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. In 1999, in conjunction with this repurchase program, the Company acquired 100,000 shares at a cost of $71,750. Any shares so repurchased will be held as treasury shares and be available for general corporate purposes.

NOTE  15  -  SEGMENTS.

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1999. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

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

                 AMERICAN BINGO & GAMING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  15  -  SEGMENTS  (CONTINUED).

A summary of the segment financial information reported to the CODM is as follows:

                                                Year  Ended  December  31,  1999
                                   ------------------------------------------------------------
                                    Video Gaming      Bingo        Adjustment     Consolidated
                                   --------------  ------------  --------------  --------------
Revenue                            $   6,708,294   $ 5,352,308   $   1,046,607   $  13,107,209
Depreciation and Amortization          1,265,969     1,418,802          32,235       2,717,006
Segment profit (loss)                 (1,341,911)      581,837      (3,683,228)     (4,443,302)
Segment Assets                         4,400,806    11,886,563      (2,317,988)     13,969,381


                                                Year  Ended  December  31,  1999
                                   ------------------------------------------------------------
                                    Video Gaming      Bingo        Adjustment     Consolidated
                                   --------------  ------------  --------------  --------------
Revenue                            $   9,738,085   $ 4,855,532   $     851,839   $  15,445,456
Depreciation and Amortization            986,818     1,041,236          59,423       2,087,477
Segment profit (loss)                  1,643,301    (1,203,841)     (3,039,682)     (2,600,222)
Segment Assets                         7,380,853    10,754,901         846,818      18,982,572

The adjustments represent video gaming and bingo concession and other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances. None of the other adjustments are significant.

NOTE  16  -  SUBSEQUENT  EVENTS.

From January 1, 2000 through February 18, 2000, in connection with its stock repurchase program, the Company acquired an additional 669,900 of its common shares at an aggregate cost of $633,747. On February 8, 2000 the Company's Board of Directors authorized the Company to increase the targeted amount of stock to be repurchased by the Company from 1,000,000 to 2,000,000 shares.

As a result of the video gaming Referendum being declared unconstitutional, the Company is presently in the process of restructuring its $1.1 million outstanding debt that is secured by video gaming machines.

                                          INDEX TO EXHIBITS


Exhibit                                                                                   Sequential
Number   Description                                                                      Page Number
-------  -------------------------------------------------------------------------------  -----------

3.1 Certificate of Incorporation of the Company dated September 8, 1994, as amended October 17, 1994, and further amended July 31, 1997, August 13,
         1998, and September 22, 1999 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-QSB filed by the Company on November
         15, 1999, for the quarter ended September 30, 1999).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

10.1*    Amended and Restated 1994 Stock Option Plan (incorporated by reference to
         Exhibit 10.1 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.2*    Amended and Restated 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB filed by the
         Company on March 18, 1999, for the year ended December 31, 1998).

10.3*    1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.12 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).

10.4*    Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB filed by the
         Company on March 18, 1999, for the year ended December 31, 1998).

10.5*    Amended and Restated 1997 Stock Option Plan (incorporated by reference to
         Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.6* American Bingo & Gaming Corp. Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-QSB filed by the Company on August 16, 1999, for the quarter ended June 30, 1999).

10.7*    Employment Agreement dated December 18, 1997 with George M. Harrison,
         Jr., as amended February 25, 1998 and as further amended July 27, 1998
         (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form
         10-QSB filed by the Company on August 14, 1998 for the quarter ended June
         30, 1998).

10.8*    Employment Agreement dated April 30, 1998 with Andre Marc Hilliou
         (incorporated by reference to Exhibit 10.14 of the Quarterly Report on Form
         10-QSB filed by the Company on August 14, 1998 for the quarter ended June
         30, 1998).


10.9*    Employment Agreement dated June 19, 1998 with Richard M. Kelley, as amended October 23, 1998 (incorporated by reference to Exhibit 10.11 of the
         Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.10*   Employment Agreement dated September 28, 1998 with Marie T. Pierson
         (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form
         10-QSB filed by the Company on November 12, 1998 for the quarter ended
         September 30, 1998).

10.11*   Employment Agreement dated November 2, 1998 with Nancy Pollick
         (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-
         KSB filed by the Company on March 18, 1999, for the year ended December
         31, 1998).

10.12*   Consulting Agreement dated November 9, 1998 with Michael W. Mims
         (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-
         KSB filed by the Company on March 18, 1999, for the year ended December
         31, 1998).

10.13    Mutual Release and Settlement Agreement dated July 24, 1998 with L.
         Gregory Wilson (incorporated by reference to Exhibit 99.2 of the Current
         Report on Form 8-K filed by the Company on August 4, 1998).

10.14    Severance Agreement dated July 24, 1998 with L. Gregory Wilson
         (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Company on August 4, 1998).

10.15    Settlement Agreement, Compromise of Claims and Mutual Release dated
         February 26, 1999, by and among Gregory Wilson, Sally Stewart Wilson,
         Linda Bussey, the Linda Bussey Irrevocable Trust, Len Bussey, Barbara
         Wilson and the Company (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company on March 4, 1999).

10.16    Promissory Note dated February 24, 1998, with George M. Harrison, Jr.
         (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form
         10-QSB filed by the Company on August 14, 1998 for the quarter ended June
         30, 1998).

10.17    Promissory Note and Security Agreement dated June 4, 1998 with Michael
         W. Mims (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.18    Master Coin Machine Agreement dated November 9, 1998, by and among the
         Company, Gold Strike, Inc., Mims & Dye Enterprises, LLC, Michael W.
         Mims and Danny C. Dye (incorporated by reference to Exhibit 10.20 of the
         Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.19    Promissory Note dated November 9, 1998, between Gold Strike, Inc. and
         Mims & Dye Enterprises, LLC (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-KSB filed by the Company on March 18,
         1999, for the year ended December 31, 1998).


10.20    Guaranty Agreement dated November 9, 1998 with Michael W. Mims and
         Danny C. Dye (incorporated by reference to Exhibit 10.22 of the Annual
         Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.21    Promissory Note dated February 18, 1999 between the Company and Mims &
         Dye Enterprises, LLC (incorporated by reference to Exhibit 10.23 of the
         Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.22    Settlement Agreement dated January 27, 1997 with the State of Florida
         (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form
         10-QSB filed by the Company on August 14, 1998 for the quarter ended June
         30, 1998).

10.23    Form of Stock Purchase Warrant used in connection with warrant grant to
         Gaines Berland, Inc., Peter Blum, Steven Blumberg and Lisa Evanchuk on
         February 6, 1998 (incorporated by reference to Exhibit 10.25 of the Annual
         Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.24    Form of Common Stock Purchase Warrant used in connection with issuance of Series A Convertible Preferred Stock to Plazacorp. Investments Limited,
         P.R.I.F. #4, David Heller and Sam Reisman on August 1, 1997 (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.25    Form of Registration Rights Agreement used in connection with issuance of
         Series A Convertible Preferred Stock to Plazacorp Investments Limited,
         P.R.I.F. #4, David Heller and Sam Reisman on August 1, 1997 (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.26*   Severance Agreement with James L. Hall dated July 1, 1999 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the
         Company on July 22, 1999).

10.27*   Severance Agreement with George M. Harrison, Jr. dated July 2, 1999
         (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.28*   Severance Agreement with Andre M. Hilliou dated July 2, 1999 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the
         Company on July 22, 1999).

10.29*   Severance Agreement with Michael W. Mims dated July 2, 1999
         (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.30*   Severance Agreement with Grover C. Seaton III dated June 30, 1999
         (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on July 22, 1999).


10.31*   Severance Agreement with Richard M. Kelley dated July 2, 1999
         (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Company on July 22, 1999).

10.32*   Severance Agreement with Nancy J. Pollick dated July 2, 1999 (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the
         Company on July 22, 1999).

10.33*   Severance Agreement with Marie T. Pierson dated July 23, 1999
         (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form
         10-QSB filed by the Company on November 15, 1999, for the quarter ended
         September 30, 1999).

10.34*   Severance Agreement with Thomas M. Harrison dated September 17, 1999
         (incorporated by reference to Exhibit 10.9 of the Quarterly Report on Form
         10-QSB filed by the Company on November 15, 1999, for the quarter ended
         September 30, 1999).

10.35*   Severance Agreement with William W. Harrison dated September 17, 1999
         (incorporated by reference to Exhibit 10.10 of the Quarterly Report on Form
         10-QSB filed by the Company on November 15, 1999, for the quarter ended
         September 30, 1999).

10.36*   Employment Agreement effective as of September 21, 1999, with Jeffrey L. Minch.

21.1     Subsidiaries of the Company.

27.1     Financial Data Schedule (for SEC use only).
*        Denotes a management contract or compensatory plan or arrangement.