Form 10QSB
period 2000-03-31
AMERICAN BINGO & GAMING CORP
filed 2000-05-15
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

                                   (Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file No. 0-13530
                    --------

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

As of April 28, 2000, the Issuer had 8,251,490 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [   ]     NO  [X ]

                          American Bingo & Gaming Corp.

                                   FORM 10-QSB

                      For the quarter ended March 31, 2000

                                      INDEX

Part  I.  Financial  Information

          Item  1.   Financial  Statements
                     a)    Consolidated Statements of Operations for the Three
                             Months Ended March 31, 1999 and 2000 . . . . . . . . . . .    2
                     b)    Consolidated Balance Sheet as of March 31, 2000  . . . . . .    3
                     c)    Consolidated Statements of Cash Flows for the Three
                             Months Ended March 31, 1999 and 2000 . . . . . . . . . . .    4
                     d)    Notes to Consolidated Financial Statements . . . . . . . . .    6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    And Results of Operations . . . . . . . . . . . . . . . . . . . . .   13
Part II.  Other Information

          Item 1.   Legal Proceedings     . . . . . . . . . . . . . . . . . . . . . . .   16
          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .   16
Signatures

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                                                                                     Three  Months  Ended  March  31,
                                                                                            2000          1999
                                                                                            ----          ----
REVENUES:
  Video Gaming                                                                           $1,848,377   $1,974,322
  Bingo                                                                                   1,358,225    1,372,361
  Other                                                                                     140,242      274,445
                                                                                         -----------  -----------
TOTAL REVENUES                                                                            3,346,844    3,621,128
                                                                                         -----------  -----------
COSTS AND EXPENSES:
     Direct salaries and other compensation                                                 218,803      289,547
     Rent and utilities ($26,310 and $26,310, respectively to related parties)              468,048      536,393
     Direct operating costs                                                                 351,152      619,019
     Depreciation and amortization                                                          538,944      727,430
     License expense                                                                        407,653      461,491
     General and administrative                                                             283,722      885,298
                                                                                         -----------  -----------
TOTAL COSTS AND EXPENSES                                                                  2,268,322    3,519,178
                                                                                         -----------  -----------
OPERATING INCOME                                                                          1,078,522      101,950

OPERATING INCOME AND EXPENSES:
     Interest and investment income ($1,227 and $7,265 respectively to related parties)      44,425       59,443
     Interest expense ($4,812 and $6,688, respectively to related parties)                  (36,765)     (71,304)
     Gain on settlement with a related party, net of legal expenses of $100,000                 ---      137,321
     Other income and (expense)                                                              (4,447)      33,000
                                                                                         -----------  -----------
TOTAL OTHER INCOME AND EXPENSES                                                               3,213      158,460
                                                                                         -----------  -----------
NET INCOME BEFORE PROVISION FOR INCOME TAXES                                              1,081,735      260,410

PROVISION FOR INCOME TAXES                                                                    9,424      184,068
                                                                                         -----------  -----------
NET INCOME                                                                                1,072,311       76,342

OTHER COMPREHENSIVE INCOME (LOSS)                                                            (8,024)         ---
                                                                                         -----------  -----------
NET COMPREHENSIVE INCOME                                                                 $1,064,287   $   76,342
                                                                                         ===========  ===========
EARNINGS PER SHARE:
  Basic                                                                                  $      .12   $      .01
                                                                                         ===========  ===========
  Diluted                                                                                $      .12   $      .01
                                                                                         ===========  ===========

Weighted average shares outstanding - basic                                               9,159,177    9,851,316

Weighted average shares outstanding - diluted                                             9,159,177    9,851,316

                    See  notes  to  consolidated  financial  statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)

                              ASSETS
                              ------
                                                                       March 31, 2000
                                                                       ----------------
Current Assets:
  Cash and cash equivalents                                            $     3,567,245
  Accounts receivable, net of allowance for doubtful
    accounts of $72,424                                                        561,868
  Prepaid license expense - current portion                                    991,805
  Equity Securities, available for sale                                        252,502
  Other prepaid expenses                                                       118,459
                                                                       ----------------
      Total Current Assets                                                   5,491,879
                                                                       ----------------

Property and Equipment - at cost, net of accumulated
    depreciation and amortization                                            3,353,117

Other Assets:
  Notes receivable - ($60,357 to related parties)                               60,357
  Prepaid license expense - net of current portion                             133,627
  Intangible assets, net                                                     3,830,898
  Other non-current assets                                                     254,114
                                                                       ----------------
      Total Other Assets                                                     4,278,996
                                                                       ----------------

TOTAL ASSETS                                                           $    13,123,992
                                                                       ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
  Notes payable - current portion ($102,967 to related parties)        $       711,778
  Capital leases payable - current portion                                     153,289
  Trade accounts payable                                                       170,671
  Accrued expenses and other current liabilities                               257,954
                                                                       ----------------
      Total Current Liabilities                                              1,293,692
                                                                       ----------------

Long-term Liabilities:
  Notes payable, net of current portion ($121,237 to related parties)          264,674
  Capital leases payable, net of current portion                                21,806
                                                                       ----------------
      Total Long-term Liabilities                                              286,480
                                                                       ----------------

Stockholders' Equity:
  Common stock, $.001 par value, (authorized 20,000,000 shares,
    issued 10,177,290 shares, outstanding 8,276,490 shares)                     10,177
  Additional paid-in-capital                                                23,658,349
  Treasury stock - 1,900,800 shares, at cost                                (2,351,197)
  Accumulated other comprehensive income (loss)                                 (8,024)
  Accumulated deficit                                                       (9,765,485)
                                                                       ----------------
      Total Stockholders' Equity                                            11,543,820
                                                                       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    13,123,992
                                                                       ================

                 See notes to consolidated financial statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
                                                                      Three  Months  Ended  March  31,
                                                                              2000          1999
                                                                           ------------  -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITES:
  Net income                                                               $ 1,072,311   $   76,342
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                                                538,944      724,186
  Provision for uncollectible receivables                                          ---       75,631
  Gain on litigation settlement                                                    ---        1,300
  Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
      Accounts receivable                                                      (62,586)    (209,279)
      Prepaid licenses                                                         393,700       91,704
      Deposits                                                                 (74,600)      (5,918)
      Other prepaid expenses and current assets                                 14,594      131,446
      Trade accounts payable                                                   106,973      (40,704)
      Accrued expenses and other current liabilities                          (249,946)      52,048
                                                                           ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,739,390      896,756
                                                                           ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equity securities                                               (260,526)         ---
  Property and equipment expenditures                                         (188,976)    (404,998)
  Collections of notes receivable                                               32,008      170,226
  Issuance of notes receivable                                                     ---      (20,000)
  Reductions of notes receivable allowance                                         ---      (32,896)
  Proceeds from sale of property and equipment                                     ---        7,335
                                                                           ------------  -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (417,494)    (280,333)
                                                                           ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                        (48,000)    (113,778)
  Payments on notes payable                                                    (24,484)    (397,885)
  Purchase of treasury stock                                                (1,547,110)         ---
  Proceeds from issuance of common stock for employee stock purchase plan          ---        3,000
  Proceeds from option exercises                                                   ---      311,581
  Proceeds from margin line of credit                                              ---          ---
                                                                           ------------  -----------
NET CASH USED IN FINANCING ACTIVITIES                                       (1,619,594)    (197,082)
                                                                           ------------  -----------
NET INCREASE (DECREASE) IN CASH                                               (297,698)     419,341

CASH AT BEGINNING OF PERIOD                                                  3,864,943    3,953,401
                                                                           ------------  -----------
CASH AT END OF PERIOD                                                      $ 3,567,245   $4,372,742
                                                                           ============  ===========

                         See  notes  to  consolidated  financial  statements.

AMERICAN  BINGO  &  GAMING  CORP.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                    Three  Months  Ended  March  31,
                                                                2000     1999
                                                                ----     ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash payments:
    Interest                                           $        64,823  $ 71,304
                                                       ===============  ========
    Income taxes                                       $         9,424  $102,203
                                                       ===============  ========
  Non-cash transactions:

    Acquisition of property and equipment in exchange
      for notes payable                                $           ---  $434,415
                                                       ===============  ========

     See  notes  to  consolidated  financial  statements.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  2000
------------------------------------------------------------------------
NOTE  1  -  PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION.
------------------------------------------------------------------------

The unaudited consolidated financial statements include the accounts of American Bingo & Gaming Corp. and its wholly owned subsidiaries (the "Company"). The financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The financial statements contained herein should be read in conjunction with the notes to the Company's audited consolidated financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates. Where appropriate, items within the consolidated condensed financial statements have been reclassified to maintain consistency and comparability for all periods presented.

The operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.

--------------------------------------------------------------------------------
NOTE  2  -  PROPERTY  AND  EQUIPMENT.
--------------------------------------------------------------------------------

  Property  and  equipment  at  March  31,  2000  consists  of the following:
    Land                                                $   189,671
    Buildings                                               379,342
    Building and leasehold improvements                   3,179,383
    Video gaming machines and bingo equipment             4,675,030
    Equipment, furniture and fixtures                     1,256,910
    Automobiles                                             351,071
                                                        ------------
                                                         10,031,407

      Less:  Accumulated depreciation and amortization   (6,678,290)
                                                        ------------

  Property and equipment, net                           $ 3,353,117
                                                        ============

Property and equipment at March 31, 2000 includes $1.3 million of assets held under capital leases and related accumulated amortization of $562,000. Related amortization expense charged to operations for the three months ended March 31, 2000 and 1999 was $54,000 each period.

Total depreciation expense, for owned and leased assets, charged to operations for the three months ended March 31, 2000 and 1999 was approximately $344,000 and $494,000, respectively.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  2000
--------------------------------------------------------------------------------
NOTE  3  -  INTANGIBLE  ASSETS.
--------------------------------------------------------------------------------

Intangible  assets  at  March  31,  2000  consists  of  the  following:

    Goodwill                           $ 5,095,436
    Covenants not to compete               551,599
                                       ------------
                                         5,646,997

      Less:  Accumulated amortization   (1,816,099)
                                       ------------
  Intangible assets, net               $ 3,830,898
                                       ============

Amortization expense charged to operations for the three months ended March 31, 2000 and 1999 was approximately $195,000 and $230,000, respectively.
--------------------------------------------------------------------------------
NOTE  4  -  SHAREHOLDERS'  EQUITY.
--------------------------------------------------------------------------------

The Company repurchased 1,534,500 shares of its common shares in the first quarter of 2000 for $1,547,110 under the current stock buyback program. The average price to repurchase these shares was $1.01 and at March 31, 2000 the Company holds 1,900,800 treasury shares. On March 13, 2000 the Board of Directors authorized the Company to increase the targeted amount of stock to be repurchased by the Company to 2,500,000 shares.

--------------------------------------------------------------------------------
NOTE  5  -  EARNINGS  PER  SHARE.
--------------------------------------------------------------------------------

A  reconciliation  of  basic  to  diluted  earnings  per  share  is  as follows:

                                                     Three months ended March 31,
                                                     ----------------------------
                                                   2000                     1999
                                           ----------------------  ----------------------
                                           Basic         Diluted   Basic         Diluted
Numerator:
-----------------------------------------
  Net income                               $  1,072,311  $1,072,311  $   76,342  $   76,342
                                           ------------  ----------  ----------  ----------
  Income available to common stockholders  $  1,072,311  $1,072,311  $   76,342  $   76,342
                                           ============  ==========  ==========  ==========
Denominator:
-----------------------------------------
  Weighted average shares outstanding         9,159,177   9,159,177   9,851,316   9,851,316
  Effect of dilutive securities:
    Preferred stock                                 ---         ---         ---         ---
    Stock options and warrants                      ---         ---         ---         659
                                           ============  ==========  ==========  ==========
  Weighted average shares outstanding         9,159,177   9,159,177   9,851,316   9,851,975
                                           ============  ==========  ==========  ==========
  Earnings per share                       $        .12  $      .12  $      .01  $      .01
                                           ============  ==========  ==========  ==========

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  2000

--------------------------------------------------------------------------------
NOTE  6  -  COMPREHENSIVE  INCOME.
--------------------------------------------------------------------------------

The Company has adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses to be included in other comprehensive income. The Company did not own any fixed maturities or available for sale securities at March 31, 1999, thereby not requiring any prior period reclassification to conform to the requirements of Statement No. 130.

The components of comprehensive income for the quarters ended March 31, 2000 and 1999, are as follows:

                                         2000        1999
                                   -------------------------
Net income                         $   1,072,311   $ 76,342

Other comprehensive income (loss)
     Net unrealized losses                (8,024)       ---
                                   -------------------------
Total comprehensive income         $   1,064,287   $ 76,342
                                   =========================

--------------------------------------------------------------------------------
NOTE  7  -  INCOME  TAXES.
--------------------------------------------------------------------------------

The Company recorded approximately $9,000 and $184,000 of state income tax expense, respectively, for the three months ended March 31, 2000 and 1999. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carryforwards, which totaled approximately $3.6 million at March 31, 2000. The utilization of the net operating loss is subject to limitations in accordance with 382 of the Internal Revenue Code.

--------------------------------------------------------------------------------
NOTE  8  -  RELATED  PARTY  TRANSACTIONS.
--------------------------------------------------------------------------------

Promissory notes receivable from related parties totaled $60,000 and $549,000, respectively, for the first quarter ended March 31, 2000 and 1999. Interest income related to these notes recorded by the Company was $1,227 and $7,265 for the three months ended March 31, 2000 and 1999, respectively.

In March 1998, the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the three months ended March 31, 2000 and 1999, the Company recognized $4,812 and $6,688, respectively, of interest expense related to this obligation.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  2000

--------------------------------------------------------------------------------
NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES.
--------------------------------------------------------------------------------


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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as"Furtney"). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company re-sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim against him. There can be no assurance of this result, however, and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

State  of  Florida  v. 959 Hall for Hire, Inc. and 6323 Hall for Hire, Inc. Case
No.: 95-2943 F, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida; State of Florida, Office of the Attorney General v. 959 Hall for Hire, Inc., 6323 Hall for Hire, Inc., and American Bingo and Gaming, Case No. 95-4278, Circuit Court of the Twelfth Judicial Circuit Court in and for Manatee County, Florida. These proceedings relate to the criminal investigation undertaken by the Florida State Attorney General's Office with respect to the bingo centers acquired by the Company from Phillip Furtney as discussed above. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. Additionally, in light of the recent Florida Supreme Court decision in Department of Legal Affairs v. Bradenton Group, Inc., 23 FL, Weekly, S485 (Fla, September 24, 1998), the Company has filed a Petition for Coram Nobis in the State of Florida criminal and civil cases to withdraw its settlement pleas in these cases or, in the alternative, agree to strike those portions of the State Plea Agreements which prohibit the Company from carrying out lawful business operations in the State. The Company plans to pursue this course of action vigorously, but the likelihood of success is unpredictable.

Joan Caldwell Johnson, et al v. Collins Music Company, et al, Civil Action No. 3:97-22136-17, United States District Court for the District of South Carolina, Columbia. In November 1997, one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a purported class action brought by Plaintiffs allegedly arising out of fraudulent and unlawful promotion and operation of video gambling devices. Plaintiffs filed a Motion to Amend the Complaint to add the Company and several Company subsidiaries as Defendants. As of this date, the Company and its named subsidiaries have yet to be added to this lawsuit and the present status of this case is merely one of threatened litigation. There have been settlement discussions with Plaintiffs counsel for the purported class but the settlement demand was unreasonable. If the Company and its subsidiaries are added to this case, the case would be litigated to the fullest

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  2000

--------------------------------------------------------------------------------
NOTE  9  -  COMMITTMENTS  AND  CONTINGENCIES  (CONTINUED).
--------------------------------------------------------------------------------

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

Roy Stevens v. American Bingo and Gaming and Columbia One Corporation, Civil Action N. 99-CP-40-1662, South Carolina Court of Common Pleas, Richland County. In this lawsuit filed in July 1999, Roy Stevens, a former employee and shareholder of the Company, alleges that the Company has withheld monies due under a promissory note totaling approximately $40,000 and prevented him from selling shares of common stock that resulted in losses of over $200,000. Mr.
Stevens seeks to recover lost profits for the diminution of stock value, the amount due under the promissory note and an unspecified amount of punitive damages. The parties have been conducting discovery and recently participated in a February of 2000 voluntary mediation in which the Plaintiff rejected the Company's reasonable settlement proposal. The Company believes that this lawsuit is completely without merit, is moving forward with discovery and depositions, and will defend itself vigorously. If this case were to be decided against the Company it would likely have a material adverse effect on the financial position and operations of the Company.

Hermalink v. American Bingo and Gaming and Michael Mims, Civil Action No. 99-CP-32-1793, South Carolina Court of Common Pleas, Richland County. On July 8, 1999, Plaintiff, a former employee, accused the Company and Michael Mims, a former officer and director of the Company, of defamation based upon comments Mr. Mims made in a newspaper article prior to the Company's annual meeting in 1999. Plaintiff seeks actual and punitive damages in an unspecified amount and the Company and Mr. Mims will vigorously defend this action. This case has been moving forward slowly and some settlement discussions have been initiated. If the case were decided against the Company, it could have a material adverse effect on the Company.

Steve Carroll and Wilson Reed, both individually and on behalf of S.C. Music Masters, Inc. v. Concessions Corp. and American Bingo and Gaming, Corp., Civil Action No. 99-CP-10-1420, South Carolina Court of Common Pleas, Charleston County. On April 16, 1999, Plaintiffs filed a lawsuit alleging the Company and a wholly owned subsidiary breached fiduciary duties, breached or caused the breach of contracts, engaged in various fraudulent acts, negligently made false statements and engaged in unfair trade practices. The Plaintiffs seek to recover actual and punitive damages that include $240,000 of out-of-pocket expenses and lost profits related to Plaintiffs operation of a nightclub and video casino on the premises in the amount of approximately $300,000. Discovery has begun and depositions have been initiated. The Company has submitted an informal settlement proposal to the Plaintiffs, but as of this date a settlement has not been reached. The Company believes that this lawsuit is completely without merit and the Company will defend itself vigorously. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  2000

--------------------------------------------------------------------------------
NOTE  9  -  COMMITTMENTS  AND  CONTINGENCIES  (CONTINUED).
--------------------------------------------------------------------------------

On October 14, 1999, the South Carolina Supreme Court issued a ruling that declared the November 2, 1999 referendum unconstitutional, which was to allow South Carolina voters to decide whether or not video poker payouts should remain legal. As a result of and pursuant to this ruling, video poker payouts will be illegal in South Carolina after June 30, 2000. This Supreme Court ruling will have a material adverse effect on the Company's financial position and operations. This matter is further compounded by the fact that approximately one half of the Company's VGM licenses expire on May 31, 2000. Presently, no practical licensing mechanism exists to extend these licenses for the remaining month during which video gaming will remain legal in South Carolina. Unless this matter is resolved, the Company will cease operations of approximately one half of all VGM machines on or before May 31, 2000.

South Carolina Department of Revenue ("SCDOR") v. Gold Strike, Inc. In July 1999, SCDOR issued administrative violations and assessments totaling more than $50,000 against Gold Strike, Inc, a wholly owned subsidiary of the Company, for allegedly offering inducements and exceeding the $125 payout limit in violation of the South Carolina Video Gaming Machines Act. These proposed assessments are currently being challenged and the Company has an indemnification agreement with the related party management company that operates the Company's casino locations. The assessments are being challenged but the total financial exposure is approximately $50,000.

In the normal course of its business, the Company is subject to litigation and regulatory assessments and fines. Management of the Company does not believe any claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position or operations of the Company, except as otherwise stated above.

--------------------------------------------------------------------------------
NOTE  10  -  SEGMENTS.
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

A summary of the segment financial information reported to the CODM is as follows:

                                                  March  31,  2000
                                                  ----------------
                                 Video  Gaming     Bingo     Adjustment     Consolidated
                                 -------------     -----     ----------     ------------
  Revenue                         $1,848,377  $ 1,358,225  $   140,242   $ 3,346,844
  Depreciation and Amortization      193,347      326,379       19,218       538,944
  Segment profit (loss)              993,750      386,347     (307,786)    1,072,311
  Segment Assets                   3,230,417   12,284,379   (2,390,804)   13,123,992

AMERICAN  BINGO  &  GAMING  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
MARCH  31,  2000

--------------------------------------------------------------------------------
NOTE  10  -  SEGMENTS  (CONTINUED).
--------------------------------------------------------------------------------

                                               March  31,  1999
                                               ----------------
                              Video  Gaming     Bingo     Adjustment   Consolidated
                              -------------     -----     ----------   ------------
  Revenue                         $1,974,322  $ 1,372,361  $ 274,445   $ 3,621,128
  Depreciation and Amortization      342,446      378,807      6,177       727,430
  Segment profit (loss)              429,646      129,707   (483,011)       76,342
  Segment Assets                   7,749,800   11,186,487    372,605    19,308,892

The adjustments represent video gaming and bingo concession and other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances. None of the other adjustments are significant.

--------------------------------------------------------------------------------
NOTE  11  -  ACQUISITIONS,  OPENINGS,  CLOSINGS  AND  REORGANIZATIONS.
--------------------------------------------------------------------------------

The Company is in the final process of developing two new bingo halls in Alabama. It is anticipated that final construction will be completed and the facilities will become operational during the second quarter of 2000. One of the halls is located in Montgomery, Alabama and the other is in Centre Point, Alabama, a suburb of Birmingham.

--------------------------------------------------------------------------------
NOTE  12  -  SUBSEQUENT  EVENTS.
--------------------------------------------------------------------------------
From April 1, 2000 through April 28, 2000, in connection with its stock repurchase program, the Company acquired an additional 25,000 of its common shares at an aggregate cost of $25,000.

The Company terminated its contractual relationship with Mims & Dye Enterprises and entered a new contract with Consolidated Gaming Company LLC of Columbia ("CGC"), to operate the Company's video gaming machines ("VGM"). The effective date of both actions was April 10, 2000. The new contract with CGC provides for a revenue sharing arrangement dependent solely upon CGC's ability to increase revenue and reduce expenses. The new contract contains several important elements as follows; (1) a right granted to CGC to acquire the Company's VGMs as they cease to be operated at a negotiated market rate; (2) a right to broker the sale of the Company's VGMs to third parties; and (3) the duty to deliver and store the Company's VGMs as directed.

The Company entered into a contract with Prepaid Elite, LLP of Austin, Texas ("PE"), to provide phone card dispensing machines at all of the Company's bingo halls in Texas. PE is responsible for providing, installing, maintaining and servicing all machines. The Company received a non-refundable security deposit of $100,000 which approximates the estimated quarterly earnings to be received by the Company.

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

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended December 31, 1999 and 1998; the Company's Form 10-QSB for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999; and the consolidated financial statements and related notes for the quarter ended March 31, 2000. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 1999 Annual report on Form 10-KSB.

In late 1999, Nasdaq notified American Bingo that its SmallCap Market listing was in jeopardy because its closing bid price had dropped below the regulatory minimum price of $1 per share for a protracted period of time. The Company was given an opportunity to address this matter, in a hearing with the Nasdaq Qualifications Haring Panel on February 24, 2000, at which time the Company presented a plan to regain this regulatory minimum bid price. Nasdaq notified the Company on March 24, 2000 that the Hearing Panel had decided to continue the listing of the Company's securities on the Nasdaq SmallCap Market. However, the Nasdaq Listing and Hearing Council may, on its own motion, decide to review the Panel decision within forty-five (45) calendar days after issuance of the written decision. As of May 1, 2000 the Company has not received any notification that this matter would be called for review.

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

RESULTS  OF  OPERATIONS

Net income for the first quarter of 2000 was $1.1 million, which equated to a basic and fully diluted earnings per share of $.12. Net income for the first quarter of 1999 was $76,000 which equated to a basic and fully diluted earnings per share of $.01. The weighted average number of basic Common Stock shares outstanding totaled 9.2 million in the first quarter of 2000 as compared to 9.9 million in the first quarter of 1999. The change is primarily due to the repurchase of approximately 1.6 million shares of Common Stock under the Company's buyback program during the first quarter of 2000 and the final nine months of 1999.

AMERICAN  BINGO  &  GAMING  CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS  OF  OPERATIONS  (CONTINUED)

Revenues
--------

The Company generated consolidated revenues of $3.3 million during the quarter ended March 31, 2000 as compared with $3.6 million in the comparable period of the prior fiscal year, representing a decrease of $274,000 or 8%. Revenues were led by video gaming operations, which produced $1.8 million, or 55% of total revenue, for the first quarter of 2000, compared to $2.0 million, or 55%, in the comparable quarter of the prior year. The decrease in video gaming revenues was primarily a result of the ruling issued by the South Carolina Supreme Court concerning the $125 per day per player gaming payout limitation. Bingo rental and other revenues totaled $1.5 million, or 45% of revenues, for the first quarter of 2000, as compared to $1.6 million, or 45% of total revenues, for the first quarter of 1999. During the first quarter of 2000, approximately 16% of the Company's bingo related revenues were generated in South Carolina, 29% in Alabama and 55% in Texas, compared to 13%, 28% and 59%, respectively, in the first quarter of 1999.

Costs  and  expenses
--------------------

Total costs and expenses were $2.3 million in the first quarter of 2000 versus $3.5 million in the first quarter of 1999, a decrease of $1.2 million or 36%. The decrease in total costs and expenses is primarily attributable to operating expense reductions resulting from the restructuring of the Company and depreciation reductions associated with impaired assets.

Direct salaries and other compensation totaled $219,000 in the first quarter of 2000, compared to $290,000 in 1999, a decrease of $71,000, or 24%. The decrease is a direct result in the changes in management.

First quarter 2000 rent and utilities for the Company's freestanding video gamerooms and bingo centers totaled $468,000, compared to $536,000 for the same period in 1999, a decrease of 13%. The Company is continuing its efforts to minimize rent expenses by subletting, converting, or terminating leases for idle and under-performing properties.

Direct operating costs for the first quarter of 2000 totaled $351,000, as compared to $619,000 for the same period in 1999, a decrease of approximately $268,000, or 43%. The decrease in direct operating costs is primarily attributable to decreased operating costs, consistent with the decrease in total revenue.

Depreciation, amortization and license expense totaled $947,000 in the first quarter of 2000, a decrease of $242,000 from the first quarter of 1999. The decrease is a result of the charge made in the fourth quarter of 1999 of $2.2 million for the impairment of assets associated with the Company's video gaming business. Depreciation expense decreased as a direct result of the reduction in the asset value.

General and administrative expenses totaled $284,000 in the first quarter of 2000, compared to $885,000 in 1999, a decrease of approximately $602,000, or 68%. This is a result of the Company's continued plans to reduce operating expenses.

Other income totaled $3,000 for the first quarter of 2000, as compared to $158,000 for the first quarter of 1999. Other income for the first quarter of 2000 was primarily comprised of interest income of $44,000 on the Company's short-term investments. Included in operating income and expenses for the first quarter of 1999 were proceeds received from the liquidation of Company common stock by the former Company president, Greg Wilson, and members of his family of $237,000, less related legal costs of $100,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents at March 31, 2000 totaled $3.6 million and represented approximately 27% of the Company's total assets of $13.1 million. Cash flows from operating activities for the first quarter of 2000 totaled $1.7 million compared to $897,000 during the first quarter of 1999, an increase of approximately 94%. Cash flows from operating activities in the first quarter of 2000 were comprised of the Company's net income of $1.1 million adjusted for non-cash amounts of depreciation expense and intangible asset amortization of approximately $539,000, increased by net changes in operating assets and liabilities of approximately $128,000.

AMERICAN  BINGO  &  GAMING  CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

Net cash used in investing activities totaled approximately $417,000 for the three-month period ending March 31, 2000, compared to approximately $280,000 in the first quarter of 1999. Cash used in investing activities consisted primarily of $189,000 related to property and equipment purchases and $261,000 related to the acquisition of equity securities. Cash used in investing activities in the first quarter of 1999 consisted primarily of $405,000 related to property and equipment purchases, offset by $170,000 from the repayment of notes receivable.

Cash used in financing activities in the first quarter of 2000 totaled $1.6 million, as compared to net cash used in financing activities in the first quarter of 1999 of 197,000. Cash used related to financing activities in the first quarter of 2000 included $1.5 million of Company treasury stock purchases and $72,000 of net cash used to reduce notes payable and capital lease obligations. Cash used related to financing activities in 1999 included $512,000 of net cash paid to reduce notes payable and capital lease obligations. Cash received in 1999 relating to financing activities included $315,000 primarily related to stock options exercised during the first quarter 1999, and stock purchases under the Employee Stock Purchase Plan.

Current assets totaled $5.5 million at March 31, 2000, providing the Company with working capital of approximately $4.2 million and a current ratio of 4.2 to
1. At March 31, 2000, the Company had $13.1 million in total assets with total liabilities of $1.6 million and $11.5 million of shareholders equity. Total assets include $3.6 million in cash, $622,000 of net accounts and notes receivable, $3.4 million of property and equipment, $3.8 million of intangible assets, $1.1 million in prepaid video gaming licenses, and $625,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of $1.2 million.

Net property and equipment totaled $3.4 million at the end of the first quarter of 2000. The majority of property and equipment is comprised of video gaming machines. Intangible assets, net of accumulated amortization, totaled $3.8 million at the end of the first quarter of 2000, and were primarily comprised of goodwill and covenants not to compete associated with the Company's acquisition of seven bingo centers in Texas during 1998.

Current liabilities totaled $1.3 million and long-term liabilities totaled $286,000 at the end of the first quarter of 2000. The majority of current liabilities were comprised of $865,000 of notes payable and capital lease obligations related to the Company's acquisition of video gaming machines.

The Company also intends to grow its business through acquisitions and the selective "de novo" start up of charitable bingo halls in markets in which it currently operates and other attractive markets. The Company's plans are to continue to repurchase its shares as market conditions warrant such action.

YEAR  2000  ISSUE

The year 2000 issue relates to computer programs that use only two digits to identify a year in a date field. Unless corrected, these programs could read the year 2000 as the year 1900 and likely would adversely affect any number of calculations that are made using the date field. The Company conducted a comprehensive review of its computer systems to identify potential problems that could be caused by the Year 2000 issue. If the Company's computer systems were subject to undetected system failures or operational problems resultant from the year 2000 issue, there could be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company certified that the vendors and suppliers of its critical components and services are Year 2000 compliant. The Company relied on Year 2000 compliance on the part of public utility providers and all state and local regulatory agencies, although non-compliance by those entities could materially adversely affect the Company's financial condition and operations.

As of April 28, 2000, the Company has not experienced any significant Year 2000 issues relating to the Company's internal systems, interfaces with third parties or products or services. In addition, as of April 28, 2000, information and products from third parties provided to the Company have not had any adverse effects on the Company's operations as a result of Year 2000 issues. To date, the costs incurred in connection with Year 2000 compliance projects have not been material to the Company's results of operations or liquidity. In addition, the Company does not anticipate incurring any additional significant costs to remain compliant.

AMERICAN  BINGO  &  GAMING  CORP.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which
Note  9  is  incorporated  herein  by  reference.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)       EXHIBITS.

27.1      Financial  Data  Schedule  (for  SEC  use  only).

(b)       REPORTS  ON  FORM  8-K.

During the quarter ended March 31, 2000, the Company filed one report on Form 8-K. On January 18, 2000, the Company filed a Form 8-K to report that on January 13, 2000, the Company's Board of Directors had engaged the accounting services of Sprouse and Winn, L.L.P. to audit the Company's 1999 consolidated financial statements. The Company's relationship with its former accountants, King Griffin & Adamson, P.C., was terminated on September 17, 1999.

                              SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              American  Bingo  &  Gaming  Corp.

                              May  7,  2000


                              By:

                              /s/  Jeffrey  L.  Minch
                              -----------------------
                              Jeffrey  L.  Minch
                              Vice Chairman of the Board, President and Chief Executive Officer


                              /s/  Larry  D.  Kasufkin
                              ------------------------
                              Larry  D.  Kasufkin
                              Secretary  and  Treasurer
                              (principal  financial  and  accounting  officer)

                                INDEX TO EXHIBITS

Exhibit                                                              Sequential
Number                          Description                          Page Number
------                          -----------                          -----------
 27.1                   Financial Data Schedule (for SEC use only).