Form 10QSB
period 2000-06-30
LITTLEFIELD CORP
filed 2000-08-14
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2000

OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file No. 0-13530

Littlefield Corporation
 (Exact name of small business issuer as specified in its charter)

Delaware	74-2723809
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)


816 Congress Avenue, Suite 1250, Austin TX 78701
(Address of principal executive offices)


(512) 476-5141
(Issuer's telephone number)


American Bingo and Gaming Corporation
(Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934
during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]	NO  [  ]

As of August 11, 2000, the Issuer had 7,951,490 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES  [  ] 	NO  [ X ]






Littlefield Corporation

FORM 10-QSB

For the quarter ended June 30, 2000

INDEX



Part I.	Financial Information


Item 1.	Financial Statements

	a)  Consolidated Statements of Operations for the Three

		Months Ended June 30, 1999 and 2000.........................2


	b)  Consolidated Statements of Operations for the Six

		Months Ended June 30, 1999 and 2000.........................3

	c)  Consolidated Balance Sheet as of June 30, 2000..................4

	d)  Consolidated Statements of Cash Flows for the Six

		Months Ended June 30, 1999 and 2000.........................5

	e)  Notes to Consolidated Financial Statements......................7



Item 2.	Management's Discussion and Analysis of Financial Condition

		And Results of Operations..................................14



Part II.  Other Information


Item 1.  Legal Proceedings.................................................17

Item 6.  Exhibits and Reports on Form 8-K..................................17



Signatures








PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,			2000		1999

REVENUES:
Video Gaming					1,401,772	1,968,310
Bingo						1,311,157	1,286,935
Other						287,921		295,397
TOTAL REVENUES					3,000,850	3,550,642


COSTS AND EXPENSES:
Direct salaries and other compensation		222,401		283,270
Rent and utilities				585,077		410,520
   ($9,000 and $26,310, respectively
    to related parties)
Direct operating costs				366,143		343,341
Depreciation and amortization			535,733		639,913
License expense					375,633		636,302
Severance					---		580,000
General and administrative			415,162		966,155

TOTAL COSTS AND EXPENSES			2,500,149	3,859,501


OPERATING INCOME (LOSS)				500,701		(308,859)


OTHER INCOME AND EXPENSES:
Interest and investment income			56,177		60,250
   ($0 and $4,472 respectively to
    related parties)
Interest expense				(31,677)	(60,659)
   ($4,152 and $6,232, respectively to
    related parties)
Gain on settlement with a related party		---		53,809
Other income and (expense) 			---		(2,921)

TOTAL OTHER INCOME AND EXPENSES 		24,500		50,479

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES				525,201		(258,380)

PROVISION FOR INCOME TAXES			18,037		26,882

NET INCOME (LOSS)				507,164		(285,262)

OTHER COMPREHENSIVE INCOME (LOSS)		45,798		---

NET COMPREHENSIVE INCOME (LOSS)			552,962		(285,262)

EARNINGS PER SHARE:

Basic						.06		(.03)

Diluted						.06		(.03)

Weighted average shares outstanding - basic	8,096,820	9,910,590

Weighted average shares outstanding - diluted	8,096,820	9,910,590



See notes to consolidated financial statements.








Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


Six Months Ended June 30,			2000		1999
REVENUES:
Video Gaming					$3,248,625	$3,942,633
Bingo						2,669,382	2,659,297
Other						432,301		569,842
TOTAL REVENUES					6,350,308	7,171,772

COSTS AND EXPENSES:
Direct salaries and other compensation		456,191		572,817
Rent and utilities
   ($18,000 and $52,620, respectively
    to related parties)				1,045,158	946,912
Direct operating costs				713,956		962,479
Depreciation and amortization 			1,074,681	1,367,343
License expense					783,288		1,097,793
Severance					---		580,000
General and administrative			696,591		1,851,453

TOTAL COSTS AND EXPENSES			4,769,865	7,378,797

OPERATING INCOME (LOSS)				1,580,443	(207,025)

OTHER INCOME AND EXPENSES:
Interest and investment income ($0 and
   $11,737 respectively to related parties)	97,440		119,694
Interest expense ($9,130 and $12,920,
respectively to related parties)		(68,336)	(131,963)
Gain on settlement with a related party		---		191,127
Other income and (expense) 			---		30,077

TOTAL OTHER INCOME AND EXPENSES			29,104		208,935

NET INCOME BEFORE PROVISION FOR INCOME TAXES	1,609,547	1,910

PROVISION FOR INCOME TAXES			27,461		210,950

NET INCOME (LOSS)				1,582,086	($209,040)

OTHER COMPREHENSIVE INCOME (LOSS)		37,774		---

NET COMPREHENSIVE INCOME (LOSS)			$1,619,860	($209,040)

EARNINGS PER SHARE:

Basic						.18		(.02)

Diluted						.18		(.02)

Weighted average shares outstanding - basic	8,616,897	9,863,714

Weighted average shares outstanding - diluted	8,616,897	9,863,714



See notes to consolidated financial statements.








Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS


Current Assets: June 30, 2000

Cash and cash equivalents			4,064,050
Accounts receivable, net of allowance for
   doubtful accounts of $72,424			374,531

Prepaid license expense - current portion	689,117
Equity Securities, available for sale		550,627
Other prepaid expenses				175,942

Total Current Assets				5,854,267

Property and Equipment - at cost, net of
   accumulated depreciation and amortization	3,086,282


Other Assets:

Notes receivable
   ($52,419 to related parties)			52,419
Prepaid license expense
   net of current portion			136,500
Intangible assets, net				3,710,269
Other non-current assets			170,313
Total Other Assets				4,069,501

TOTAL ASSETS					13,010,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Notes payable - current portion
   ($105,040 to related parties)		775,355
Capital leases payable - current portion	89,712
Trade accounts payable				146,679
Accrued expenses and other current liabilities	119,838

Total Current Liabilities			1,131,584


Long-term Liabilities:

Notes payable, net of current portion
   ($94,187 to related parties)			148,516
Capital leases payable, net of current portion	21,806
Total Long-term Liabilities			170,322


Stockholders' Equity:

Common stock, $.001 par value
(authorized 20,000,000 shares, issued
10,177,290 shares, outstanding
7,951,490 shares)				10,177

Additional paid-in-capital			23,658,349
Treasury stock - 2,225,800 shares
at cost						(2,742,447)

Accumulated Comprehensive Income		37,774

Accumulated deficit				(9,255,709)

Total Stockholders' Equity			11,708,144


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	13,010,050



See notes to consolidated financial statements.






Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Six Months Ended June 30,			2000		1999




CASH FLOWS FROM OPERATING ACTIVITIES:



Net income (loss)				1,582,086	(209,040)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization			1,074,681	1,367,343
Provision for uncollectible receivables		---		75,631
Gain on litigation settlement			---		1,300
Gain on receipt of treasury stock		---		(45,938)

Increase (decrease) in cash flows as a
result of changes in asset and
liability account balances:

Accounts receivable				124,751		(140,740)
Prepaid licenses				693,515		(846,479)
Other non-current assets			9,201		(7,000)
Other prepaid expenses and current assets	(42,889)	142,311
Trade accounts payable				82,990		88,461
Accrued expenses and other current liabilities	(388,066)	362,042

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,136,269	787,891


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equity securities			(512,856)	---
Property and equipment expenditures		(262,251)	(653,006)
Collections of notes receivable			39,946		599,966
Purchase of Goodwill				(75,000)	---
Issuance of notes receivable			---		(20,000)
Reductions of notes receivable allowance	---		(105,865)
Proceeds from sale of property and equipment	---		24,714

NET CASH USED IN INVESTING ACTIVITIES		(810,161)	(154,191)


CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on capital lease obligations		(48,000)	(187,671)
Payments on notes payable 			(140,641)	(618,428)
Purchase of treasury stock			(1,938,360)	---
Proceeds from issuance of common stock for
   employee stock purchase plan			---		3,000
Proceeds from option exercises			---		311,581
Proceeds from margin line of credit		---		---


NET CASH USED IN FINANCING ACTIVITIES		(2,127,001)	(491,518)

NET INCREASE (DECREASE) IN CASH			199,107		142,182

CASH AT BEGINNING OF PERIOD			3,864,943	3,953,401

CASH AT END OF PERIOD				$4,064,050	$4,095,583



See notes to consolidated financial statements.








Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



Six Months Ended June 30,			2000		1999




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest					9,130		131,963
Income taxes					27,460		122,878

Non-cash transactions:

Acquisition of property and equipment in
exchange for notes payable			---		434,415


See notes to consolidated financial statements.








Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2000



NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION.


The unaudited consolidated financial statements include the accounts of Littlefield Corporation and its wholly owned subsidiaries (the
"Company"). The financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1999. The financial statements contained herein should be read in conjunction with the notes to the Company's audited consolidated financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates. Where appropriate, items within the consolidated condensed financial statements have been reclassified to maintain consistency and comparability for all periods presented.

The operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private
Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.








Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2000



NOTE 2 - PROPERTY AND EQUIPMENT.



Property and equipment at June 30, 2000 consists of the following:

Land							189,671
Buildings						379,342
Building and leasehold improvements			3,194,220
Video gaming machines and bingo equipment		4,675,031
Equipment, furniture and fixtures			1,317,433
Automobiles						351,071

Total							10,106,768


Less:  Accumulated depreciation and amortization	(7,020,486)


Property and equipment, net				3,086,282


Property and equipment at June 30, 2000 includes $1,300,000 of assets held under capital leases and related accumulated amortization of $616,000. Related amortization expense charged to operations for the six months ended June 30, 2000 and 1999 was $108,000 for each period.

Total depreciation expense, for owned and leased assets, charged to operations for the six months ended June 30, 2000 and 1999 was approximately $682,000 and $943,000 respectively.


NOTE 3 - INTANGIBLE ASSETS.


Intangible assets at June 30, 2000 consists of the following:

Goodwill				5,170,398
Covenants not to compete		552,895

Total					5,723,293


Less:  Accumulated amortization		(2,013,024)


Intangible assets, net			3,710,269


Amortization expense charged to operations for the six months ended June 30, 2000 and 1999 was approximately $392,000 and $424,000, respectively.


NOTE 4 - SHAREHOLDERS' EQUITY.

The Company repurchased 1,859,500 shares of its common shares in the first six months of 2000 for $1,938,360 under the current stock buyback program. The average price to repurchase these shares was $1.04 and at June 30, 2000 the Company holds 2,225,800 treasury shares. On May 25, 2000 the Board of Directors authorized the Company to increase the targeted amount of stock to be repurchased by the Company to 3,000,000 shares.







Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2000



NOTE 5 - EARNINGS (LOSS) PER SHARE.


A reconciliation of basic to diluted earnings per share is as follows:

Six months ended June 30,
			2000         2000         1999         1999
			Basic        Diluted      Basic        Diluted
Numerator:
Net income		1,582,086    1,582,086    (285,262)    (285,262)
Income (loss)
  available to common
  stockholders		1,582,086    1,582,086    (285,262)    (285,262)


Denominator:
Weighted average
  shares outstanding	8,616,897    8,616,897    9,863,714     9,910,590

Effect of dilutive
  securities:

Preferred stock		---          ---          ---           ---
Stock options
  and warrants		---          ---          ---           ---

Weighted average
  shares outstanding	8,616,897    8,616,897    9,863,714     9,863,714

Earnings per share 	.18          .18          (.03)         (.03)



NOTE 6 - COMPREHENSIVE INCOME.


The Company has adopted Financial Accounting Standards Board Statement
No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses to be included in other comprehensive income. The Company did not own any fixed maturities or available for sale securities at June 30, 1999, thereby not requiring any prior period reclassification to conform to the requirements of Statement No. 130.

The components of comprehensive income for the quarters ended June 30, 2000 and 1999, are as follows:


					2000		1999
Net income (loss)			1,582,086	(209,040)

Other comprehensive income (loss)

Net unrealized losses			37,774		---

Total comprehensive income (loss)	1,619,860	(209,040)



NOTE 7 - INCOME TAXES.


The Company recorded approximately $27,000 and $211,000 of state income tax expense, respectively, for the six months ended June 30, 2000 and 1999. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $3,100,000 at June 30, 2000. The utilization of the net operating loss is subject to limitations in accordance with section 382 of the Internal Revenue Code.








Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2000



NOTE 8 - RELATED PARTY TRANSACTIONS.


Promissory notes receivable from related parties totaled $52,000 and $109,000, respectively, for the first six months ended June 30, 2000 and 1999. Interest income related to these notes recorded by the Company was $1,227 and $11,737 for the six months ended June 30, 2000 and 1999, respectively.

In March 1998, the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the six months ended June 30, 2000 and 1999, the Company recognized $9,129 and $12,920, respectively, of interest expense related to this obligation.

In June 2000, the Company entered into a warehouse lease agreement for 6,000 sq. ft. of storage space with Flournoy Management Inc. Flournoy Management Inc.'s majority shareholders are Gene and Scott Flournoy who are employed by the Company as Regional Bingo Managers in Alabama. The lease has a one-year term and the rate is $1,000 per month. The warehouse is being used to store Video Gaming Machines (VGMs) that the Company was forced to move out of South Carolina, as discussed earlier, and as a technical center to deploy VGMs in other jurisdictions.



NOTE 9 - COMMITMENTS AND CONTINGENCIES.


Generally speaking, the Securities and Exchange Commission guidelines require a company to report any pending legal and/or regulatory proceedings that involves a claim for damages in excess of ten percent (10%) of its current assets. The litigation and proceedings discussed below do not necessarily meet this threshold, but are included in the interest of full disclosure. In general, the Company will vigorously defend itself against all claims to the fullest extent possible. In 1999, the Company created a $200,000 accounting reserve to address impending litigation expenses. During the last quarter, the Company settled the following matters:

Steve Carroll and Wilson Reed, both individually and on behalf of S.C. Music Masters, Inc. v. Concessions Corp. and American Bingo and Gaming, Corp., Civil Action No. 99-CP-10-1420,
South Carolina Court of Common Pleas, Charleston County.
On April 16, 1999, Plaintiffs filed a lawsuit alleging the Company and a wholly owned subsidiary breached fiduciary duties, breached or caused the breach of contracts, engaged in various fraudulent acts, negligently made false statements and engaged in unfair trade practices. The Plaintiffs seek to recover actual and punitive damages that include $240,000 of out-of-pocket expenses and lost profits related to Plaintiffs operation of a nightclub and video casino on the premises in the amount of approximately $300,000. The Company settled this matter for $125,000.

Roy Stevens v American Bingo & Gaming Corp and Columbia One
Corporation, Civil Action N. 99-CP-40-1662,
South Carolina Court of Common Pleas, Richland County.
In this lawsuit filed in July 1999, Roy Stevens, a former employee and shareholder of the Company, alleges that the Company had withheld monies due under a promissory note totaling approximately $40,000 and prevented him from selling shares of common stock that resulted in losses of over $200,000. Mr. Stevens sought to recover lost profits for the diminution of stock value, the amount due under the promissory note and an unspecified amount of punitive damages. The parties settled this matter and the case discussed below for a total of $100,000, $95,000 for the Steven's case and $5,000 for the Hermalink action.

Hermalink v. American Bingo & Gaming Corp and Michael Mims, Civil
Action No. 99-CP-32-1793, South Carolina Court of Common Pleas, Richland County. On July 8, 1999, Plaintiff, a former employee, accused the Company and Michael Mims, a former officer and director of the Company, of defamation based upon comments Mr. Mims made in a newspaper article prior to the Company's annual meeting in 1999. The Company settled this matter for $5,000.








Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2000



NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued).


South Carolina Department of Revenue ("SCDOR") v. Gold Strike, Inc.
The Company settled these administrative and operational assessments related to the operation of VGM casinos by a third party for approximately $15,000. Per the third party management agreement indemnification provision, the Company will seek reimbursement. Also, the Company settled these violations expeditiously because SCDOR would have withheld the Company's VGM license refund of over $700,000 and/or threatened to levy or collect the full-assessed amount of $50,000.

SCDOR v. Gamecock Promotions, Inc. The Company settled this previously undisclosed and unknown assessment of a technical violation of the Video Poker statute regarding utility metering by an independent third party route location for $12,500. Under the statute, the Department of Revenue had an absolute right to revoke 25 of the Company's two-year VGM licenses and the Company would have incurred a $50,000 fine. The $50,000 figure is the value of the refund due the Company for those 25 licenses when the cessation of gaming occurred on June 30, 2000.

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial
Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as "Furtney"). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. There can be no assurance of this result and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

State of Florida v. 959 Hall for Hire, Inc. and 6323 Hall for Hire,
Inc. Case No.: 95-2943 F, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida; State of Florida, Office of the
Attorney General v. 959 Hall for Hire, Inc., 6323 Hall for Hire, Inc., and American Bingo and Gaming, Case No. 95-4278, Circuit Court of the Twelfth Judicial Circuit Court in and for Manatee County, Florida. These proceedings relate to the criminal investigation undertaken by the Florida State Attorney General's Office with respect to the bingo centers acquired by the Company from Phillip Furtney as discussed above. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. Additionally, in light of the recent Florida Supreme Court decision in Department of Legal Affairs v. Bradenton Group, Inc., 23 FL, Weekly, S485 (Fla, September 24, 1998), the Company filed a Petition for Coram Nobis in the State of Florida criminal and civil cases to withdraw its settlement pleas in these cases or, in the alternative, agree to strike those portions of the State Plea Agreements which prohibit the Company from carrying out lawful business operations in the State. The District Court denied the Company's Petition and the Company is appealing this decision. The Court of Appeals should render an opinion within 45 days. The Company plans to pursue this course of action vigorously, but the likelihood of success is unpredictable.








Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2000



NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued).


Joan Caldwell Johnson, et al v. Collins Music Company, et al, Civil
Action No. 3:97-22136-17, United States District Court for the District of South Carolina, Columbia. In November 1997, one of the Company's subsidiaries was named a defendant (among many other video gaming operators) in a purported class action brought by Plaintiffs allegedly arising out of fraudulent and unlawful promotion and operation of video gambling devices. Plaintiffs filed a Motion to Amend the Complaint to add the Company and several Company subsidiaries as Defendants. As of this date, the Company and its named subsidiaries have yet to be added to this lawsuit and the present status of this case is merely one of threatened litigation. There have been settlement discussions with Plaintiffs counsel for the purported class but the settlement demand was unreasonable. If the Company and its subsidiaries were added to this case, the case would be litigated to the fullest extent possible. In the event that Plaintiffs were to prevail on their claims, the range of potential loss could exceed several million dollars because the Plaintiffs seek to recoup all profits Defendants made from 1991 through the present. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company. Also, the impact of the cessation of gaming in South Carolina will have some effect on this matter.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South
Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff seeks actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believes that this lawsuit is completely without merit and the Company will defend itself vigorously at trial in September. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

On October 14, 1999, the South Carolina Supreme Court issued a ruling that declared the November 2, 1999 referendum unconstitutional, which was to allow South Carolina voters to decide whether or not video poker payouts should remain legal. As a result of and pursuant to this ruling, video poker payouts and the possession of VGMs will be illegal in South Carolina after June 30, 2000. The Company successfully removed all VGMs and related equipment from South Carolina before June 30 and is actively pursuing the deployment of these units in other jurisdictions.

SCDOR v. Darlington Music Company, Inc. ("Darlington") On July 7, 2000, the SCDOR assessed Darlington $25,000 for the underpayment of sales and/or use tax for the periods from July 1, 1997 to December 31, 1999. The Company is actively protesting this assessment.

In the normal course of its business, the Company is subject to litigation and regulatory assessments and fines. Management of the Company does not believe any outstanding or known claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position or operations.








Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2000



NOTE 10 - SEGMENTS.


The Company's Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

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

A summary of the segment financial information reported to the CODM is as follows:


June 30, 2000


		Video Gaming	Bingo		Adjustment	Consolidated

Revenue		3,248,625	2,669,382	432,301		6,350,308
Depreciation
and
Amortization	381,961		659,671		33,049		1,074,681
Segment profit
(loss)		1,637,534	526,326		(581,774)	1,582,086
Segment Assets	2,299,899	14,846,861	(4,136,710)	13,010,050



June 30, 1999

		Video Gaming	Bingo		Adjustment	Consolidated

Revenue		3,942,633	2,659,297	569,842		7,171,772
Depreciation
and
Amortization	473,742		257,005		(157,220)	1,367,343
Segment profit
(loss)		1,113,118	431,022		(1,753,180)	(209,040)
Segment Assets	6,996,274	11,571,174	565,325		19,132,773


The adjustments represent video gaming and bingo concession and other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances. None of the other adjustments are significant.


NOTE 11 - ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.


The Company is in the final process of developing a new bingo hall in Montgomery, Alabama. It is anticipated that final construction will be completed and the facilities will become operational during the fourth quarter of 2000.

The Company terminated its contractual relationship with Mims & Dye Enterprises and entered a new contract with Consolidated Gaming Company
LLC of Columbia ("CGC"), to operate the Company's VGMs. The effective date of both actions was April 10, 2000. The new contract with CGC provides for a revenue sharing arrangement dependent solely upon CGC's ability to increase revenue and reduce expenses. The new contract contains several important elements as follows; (1) a right granted to CGC to acquire the Company's VGMs as they cease to be operated at a negotiated market rate; (2) a right to broker the sale of the Company's VGMs to third parties; and (3) the duty to deliver and store the Company's VGMs as directed.








Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2000



NOTE 11 - ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS
(Continued).


The Company entered into a contract with Prepaid Elite, LLP of Austin, Texas ("PE"), to provide phone card dispensing machines at all of the Company's bingo halls in Texas. PE is responsible for providing, installing, maintaining and servicing all machines. The Company received a non-refundable security deposit of $100,000, which approximates the estimated quarterly earnings to be received by the Company.


NOTE 12 - SUBSEQUENT EVENTS.


None








Littlefield Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations. The Company operates primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina. The Company completed its initial public offering in December of 1994.

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

In late 1999, Nasdaq notified American Bingo that its Small Cap Market listing was in jeopardy because its closing bid price had dropped below the regulatory minimum price of $1 per share for a protracted period of time. The Company was given an opportunity to address this matter, in a hearing with the Nasdaq Qualifications Hearing Panel on February 24,
2000, at which time the Company presented a plan to regain this regulatory minimum bid price. Nasdaq notified the Company on March 24, 2000 that the Hearing Panel had decided to continue the listing of the Company's securities on the Nasdaq Small Cap Market. However, the Nasdaq Listing and Hearing Council may, on its own motion, decide to review the Panel decision within forty-five (45) calendar days after issuance of the written decision. As of July 28, 2000 the Company has not received any notification that this matter would be called for review.

The most important action that will impact the Company in 2000 is the cessation of video gaming in South Carolina on June 30, 2000. This may have a negative impact upon the Company's financial performance.

With the cessation of video gaming in South Carolina on June 30, 2000, the Company is planning to (i) dispose of its excess machines and settle all loans and leases on this equipment (approximately $1,000,000) with the proceeds, (ii) explore expansion opportunities in other jurisdictions, and (iii) consider all other viable alternatives. The Company has relocated its video gaming machines to bingo hall locations (new and existing) in Alabama and Georgia where they will be operated on a redemption basis in accordance with local regulations. Employment will also be reduced by the number of employees engaged in video gaming in South Carolina (approximately nine (9) persons).

American Bingo was relocated from Columbia, South Carolina to Austin,
Texas in 2000 and the Company's name was changed to Littlefield
Corporation on June 15, 2000. No employees in Columbia relocated to Austin.

The Company intends to grow its business through acquisitions and the selective "de novo" start up of charitable bingo halls in markets in which it currently operates and other attractive markets. The Company's plans are to continue to repurchase its shares as market conditions warrant such action, although there can be no assurances that such repurchases will occur.

Results of Operations

Net income for the first six months of 2000 was $1,600,000, which equated to basic and fully diluted earnings per share of $0.18. Net loss for the first six months of 1999 was $209,000, which equated to a basic and fully diluted loss per share of $.03. The weighted average number of basic Common Stock shares outstanding totaled 8,600,000 in the first six months of 2000 as compared to 9,900,000 in the first six months of 1999. The change is primarily due to the repurchase of approximately 2,200,000 shares of Common Stock under the Company's buyback program during the first six months of 2000 and the final nine months of 1999.

Littlefield Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Revenues

The Company generated consolidated revenues of $3,000,000 during the quarter ended June 30, 2000 as compared with $3,600,000 in the comparable period of the prior fiscal year, representing a decrease of $550,000 or 15%. Revenues were led by video gaming operations, which produced $1,400,000, or 47% of total revenue, for the second quarter of 2000, compared to $2,000,000, or 55%, in the comparable quarter of the prior year. The decrease in video gaming revenues was primarily a result of the ruling issued by the South Carolina Supreme Court concerning the $125 per day per player gaming payout limitation, the cessation of video gaming on June 30, 2000 in South Carolina, and the expiration of a large amount of gaming licenses on May 31, 2000. Bingo rental and other revenues totaled $1,600,000, or 53% of revenues, for the second quarter of 2000, as compared to $1,600,000, or 45% of total revenues, for the second quarter of 1999. During the second quarter of 2000, approximately 11% of the Company's bingo related revenues were generated in South Carolina, 28% in Alabama and 61% in Texas, compared to 8%, 27% and 65%, respectively, in the second quarter of 1999.

Costs and expenses

Total costs and expenses were $2,500,000 in the second quarter of 2000 versus $3,800,000 in the second quarter of 1999, a decrease of $1,300,000 or 34%. The decrease in total costs and expenses is primarily attributable to operating expense reductions resulting from the restructuring of the Company and depreciation reductions associated with impaired assets.

Direct salaries and other compensation totaled $222,000 in the second quarter of 2000, compared to $283,000 in 1999, a decrease of $61,000, or 21%. The decrease is a direct result in the changes in management, with the reduction in the number of officers and the consolidation of accounting functions in the new corporate offices in Texas.

Second quarter 2000 rent and utilities for the Company's freestanding video game rooms and bingo centers totaled $585,000, compared to $411,000 for the same period in 1999, an increase of 42%. The Company is continuing its efforts to minimize rent expenses by subletting, converting, or terminating leases for idle and under-performing properties.

Direct operating costs for the second quarter of 2000 totaled $366,000, as compared to $343,000 for the same period in 1999, an increase of approximately $23,000, or 7%.

Depreciation, amortization and license expense totaled $912,000 in the second quarter of 2000, a decrease of $364,000 from the second quarter of 1999. The decrease is a result of the charge made in the fourth quarter of 1999 of $2,200,000 for the impairment of assets associated with the Company's video gaming business. Depreciation expense decreased as a direct result of the reduction in the asset value.

General and administrative expenses totaled $415,000 in the second quarter of 2000, compared to $966,000 in 1999, a decrease of approximately $551,000, or 57%. This is a result of the Company's continued plans to reduce operating expenses.

Other income totaled $24,000 for the second quarter of 2000, as compared to $50,000 for the second quarter of 1999. Other income for the second quarter of 2000 was primarily comprised of interest and dividend income on the Company's short-term investments. Included in operating income and expenses for the second quarter of 1999 were proceeds received from the liquidation of Company common stock by the former Company president, Greg Wilson, and members of his family of $237,000, less related legal costs of $100,000.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2000 totaled $4,100,000 and represented approximately 31% of the Company's total assets of $13,100,000. Cash flows from operating activities for the six months ended June 30, 2000 totaled $3,300,000 compared to $788,000 during the same period of 1999, an increase of approximately 317%. Cash flows from operating activities in the first six months of 2000 were comprised of the Company's net income of $1,600,000 adjusted for non-cash amounts of depreciation expense and intangible asset amortization of approximately $1,100,000, increased by net changes in operating assets and liabilities of approximately $480,000.








Littlefield Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Net cash used in investing activities totaled approximately $810,000 for the six-month period ending June 30, 2000, compared to approximately $154,000 in the six months ended June 30, 1999. Cash used in investing activities consisted primarily of $262,000 related to property and equipment purchases and $512,000 related to the acquisition of equity securities. Cash used in investing activities in the six months ended June 30, 1999 consisted primarily of $653,000 related to property and equipment purchases, offset by $600,000 from the repayment of notes receivable.

Cash used in financing activities in the first six months of 2000 totaled $2,127,000, as compared to net cash used in financing activities in the first six months of 1999 of $491,000. Cash used related to financing activities in the first six months of 2000 included $1,900,000 of Company treasury stock purchases and $188,000 of net cash used to reduce notes payable and capital lease obligations. Cash used related to financing activities in 1999 included $806,000 of net cash paid to reduce notes payable and capital lease obligations. Cash received in 1999 relating to financing activities included $312,000 primarily related to stock options exercised during the second quarter 1999, and stock purchases under the Employee Stock Purchase Plan.

Current assets totaled $6,000,000 at June 30, 2000, providing the Company with working capital of approximately $5,000,000 and a current ratio of 5.3 to 1. At June 30, 2000, the Company had $13,000,000 in total assets with total liabilities of $1,300,000 and $11,700,000 of shareholders equity. Total assets include $4,100,000 in cash, $550,000 in investments, $374,000 of net accounts and notes receivable, $3,100,000 of property and equipment, $3,700,000 of intangible assets, $689,000 in prepaid video gaming licenses, and $535,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of $1,000,000.

Net property and equipment totaled $3,100,000 at the end of the second quarter of 2000. The majority of property and equipment is comprised of gaming & bingo equipment and building & leasehold improvements. Intangible assets, net of accumulated amortization, totaled $3,700,000 at the end of the second quarter of 2000, and were primarily comprised of goodwill and covenants not to compete associated with the Company's acquisition of seven bingo centers in Texas during 1998.

Current liabilities totaled $1,100,000 and long-term liabilities totaled $170,000 at the end of the second quarter of 2000. The majority of current liabilities were comprised of $865,000 of notes payable and capital lease obligations related to the Company's acquisition of video gaming machines.


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

As of August 11, 2000, the Company has not experienced any significant Year 2000 issues relating to the Company's internal systems, interfaces with third parties or products or services. In addition, as of August 11, 2000, information and products from third parties provided to the Company have not had any adverse effects on the Company's operations as a result of year 2000 issues.








Littlefield Corporation

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

During the quarter ended June 30, 2000, the Company filed three reports on Form 8-K.

On April 11, 2000, the Company filed a Form 8-K to report that on April
10, 2000, the Company terminated its contractual relationship with Mims
& Dye Enterprises and had entered into a new contract with Consolidated Gaming Company, LLC of Columbia, South Carolina to operate a portion of the Company's video gaming machines. Also, on April 11, 2000, the Company announced it had entered into a contract with Prepaid Elite, LLP of Austin, Texas to provide phone card dispensing machines with a sweepstakes promotional game at all of its eleven bingo halls in Texas. Prepaid Elite paid the Company a $100,000 non-refundable security deposit as a credit against future earnings.

On June 12, 2000, the Company filed a Form 8-K to report the name change from American Bingo and Gaming Corp to Littlefield Corporation and a symbol change from BNGO to LTFD on the NASDAQ Exchange.

On July 5, 2000 the Company filed a Form 8-K to describe the legal process whereby the name change was achieved.





	SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	Littlefield Corporation

	August 11, 2000


	By:

	/s/  JEFFREY L MINCH
	Jeffrey L. Minch
	Vice Chairman of the Board, President and
	Chief Executive Officer


	/s/  KATHRYN L SCANLON
	Kathryn L. Scanlon
	Secretary and Treasurer
	(Principal financial and accounting officer)











INDEX TO EXHIBITS

Exhibit
Number			Description			Sequential
							Page Number
27.1			Financial Data Schedule
			(for SEC use only).



786796.02