Form 10QSB
period 2000-09-30
LITTLEFIELD CORP
filed 2000-11-14
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
=================
FORM 10-QSB
=================

--------------------------------------------------------------------------------
(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2000

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------
Commission file No. 0-13530
--------------------------------------------------------------------------------
Littlefield Corporation
(Exact name of small business issuer as specified in its charter)
--------------------------------------------------------------------------------
Delaware
(State or other jurisdiction of incorporation or organization)
--------------------------------------------------------------------------------
74-2723809
(I.R.S. Employer Identification No.)
--------------------------------------------------------------------------------
816 Congress Avenue, Suite 1250, Austin TX 78701
(Address of principal executive offices)
--------------------------------------------------------------------------------
(512) 476-5141
(Issuer's telephone number)
--------------------------------------------------------------------------------
N/A
(Former name, address and fiscal year, if changed since last report)
--------------------------------------------------------------------------------
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]	NO  [  ]
--------------------------------------------------------------------------------
As of November 2, 2000, the Issuer had 7,977,224 shares of its Common Stock, par value $.001 per share, issued and outstanding.
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format: YES  [  ] 	NO  [ X ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
FORM 10-QSB

For the quarter ended September 30, 2000

INDEX



Part I.  Financial Information

          Item 1.  Financial Statements
               a)  Consolidated Statements of Operations for the Three
                   Months Ended September 30, 1999 and 2000                  2

               b)  Consolidated Statements of Operations for the Nine
                     Months Ended September 30, 1999 and 2000                3

               c)  Consolidated Balance Sheet as of September 30, 2000       4

               d)  Consolidated Statements of Cash Flows for the Nine
                   Months Ended September 30, 1999 and 2000                  5

               e)  Notes to Consolidated Financial Statements                7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition And Results of Operations                      15


Part II.  Other Information

          Item 1.  Legal Proceedings                                        18

          Item 6.  Exhibits and Reports on Form 8-K                         18


Signatures                                                                  19

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,                       2000            1999

REVENUES:
   Amusements                                      $149,356      $1,366,613
   Bingo                                          1,350,311       1,351,057
   Other                                            156,399         323,975
                                                 -----------     -----------
TOTAL REVENUES                                    1,656,066       3,041,645
                                                 -----------     -----------
COSTS AND EXPENSES:
   Direct salaries and other compensation           595,747         359,173
   Rent and utilities
     ($9,000 and $26,310, respectively to
      related parties)                              504,886         623,116
   Direct operating costs                           546,703         598,859
   Depreciation and amortization                    620,918         673,051
   License expense                                   (9,351)        464,576
   Severance                                        200,351         402,122
   General and administrative                       278,161         382,857
                                                 -----------     -----------
TOTAL COSTS AND EXPENSES                          2,737,415       3,503,754
                                                 -----------     -----------
OPERATING INCOME (LOSS)                          (1,081,349)       (462,109)

OTHER INCOME AND EXPENSES:
   Interest and investment income                    78,295          37,488
   Interest expense ($3,815 and $5,769,
     respectively to related parties)               (15,709)        (47,033)
   Loss on write-off of abandoned assets           (723,640)            ---
   Reserve for legal settlements                   (162,500)            ---
   Other income and (expense)                       (52,744)         (3,074)
                                                 -----------     -----------
TOTAL OTHER INCOME AND EXPENSES                    (876,298)        (12,619)
                                                 -----------     -----------
NET INCOME (LOSS)
BEFORE PROVISION FOR INCOME TAXES                (1,957,647)       (474,728)

PROVISION FOR INCOME TAXES                           32,973          37,322
                                                 -----------     -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN     ($1,990,620)      ($512,050)

   Extra-ordinary gain on settlement with
     equipment lessors, net of income taxes         240,960             ---
                                                 -----------     -----------
NET INCOME (LOSS)                               ($1,749,660)            ---

OTHER COMPREHENSIVE INCOME (LOSS)                    18,646             ---
                                                 -----------     -----------
NET COMPREHENSIVE INCOME (LOSS)                 ($1,731,014)      ($512,050)
                                                 ===========     ===========
EARNINGS PER SHARE:
   Basic
                                                      ($.22)          ($.05)
                                                 ===========     ===========
   Diluted                                            ($.22)          ($.05)
                                                 ===========     ===========
Weighted average shares outstanding - basic       7,923,302       9,910,590

Weighted average shares outstanding - diluted     7,923,302       9,910,590

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


Nine months Ended September 30,                        2000            1999

REVENUES:
   Amusements                                    $3,397,981      $5,309,246
   Bingo                                          4,019,693       4,010,353
   Other                                            588,700         893,817
                                                 -----------     -----------
TOTAL REVENUES                                    8,006,374      10,213,416
                                                 -----------     -----------
COSTS AND EXPENSES:
   Direct salaries and other compensation         1,319,809       1,905,274
   Rent and utilities ($18,000 and $52,620,
     respectively to related parties)             1,565,620       1,569,251
   Direct operating costs                         1,417,431       1,771,141
   Depreciation and amortization                  1,695,599       2,040,394
   License expense                                  773,937       1,562,368
   Severance                                        200,351         982,122
   General and administrative                       534,495       1,051,881
                                                 -----------     -----------
TOTAL COSTS AND EXPENSES                          7,507,242      10,882,431
                                                 -----------     -----------
OPERATING INCOME (LOSS)                             499,132        (669,015)

OTHER INCOME AND EXPENSES:
   Interest and investment income                   175,735         157,182
   Interest expense ($12,945 and $18,708
     respectively to related parties)               (84,046)       (178,996)
   Gain on settlement with a related party,
     net of legal expenses of $100,000                  ---         191,127
   Loss on write-off of abandoned assets           (723,640)            ---
   Reserve for legal settlement                    (162,500)            ---
   Other income and (expense)                       (52,744)         27,003
                                                 -----------     -----------
TOTAL OTHER INCOME AND EXPENSES                    (847,195)        196,316
                                                 -----------     -----------
NET INCOME BEFORE PROVISION FOR INCOME TAXES       (348,063)       (472,699)

PROVISION FOR INCOME TAXES                           60,434         248,272
                                                 -----------     -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN       ($408,497)      ($720,971)

   Extra-ordinary gain on settlement with
     equipment lessors                              240,960             ---
                                                 -----------     -----------
NET INCOME (LOSS)                                 ($167,537)      ($720,971)

OTHER COMPREHENSIVE INCOME (LOSS)                    56,420             ---
                                                 -----------     -----------
NET COMPREHENSIVE INCOME (LOSS)                   ($111,117)      ($720,971)
                                                 ===========     ===========
EARNINGS PER SHARE:

   Basic                                              ($.02)          ($.07)
                                                 ===========     ===========
   Diluted                                            ($.02)          ($.07)
                                                 ===========     ===========

Weighted average shares outstanding - basic       8,384,011       9,886,066

Weighted average shares outstanding - diluted     8,384,011       9,886,066

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS

Current Assets:
                                                          September 30, 2000
Cash and cash equivalents                                         $4,340,373
Accounts receivable,
   net of allowance for doubtful accounts of $0                      308,219
Equity Securities, available for sale                                569,273
Other prepaid expenses                                               111,013
                                                                  -----------
Total Current Assets                                               5,328,878
                                                                  -----------

Property and Equipment - at cost,
   net of accumulated depreciation and amortization                2,537,795


Other Assets:

Notes receivable - ($52,419 to related parties)                       52,419
Prepaid license expense - net of current portion                     234,720
Intangible assets, net                                             3,263,052
Other non-current assets                                             105,931
                                                                  -----------
Total Other Assets                                                 3,656,122
                                                                  -----------
TOTAL ASSETS                                                     $11,522,795
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

Notes payable - current portion ($107,155 to related parties)       $470,948
Capital leases payable - current portion                             135,163
Trade accounts payable                                               110,845
Accrued expenses and other current liabilities                       681,944
                                                                  -----------
Total Current Liabilities                                          1,398,900
                                                                  -----------

Long-term Liabilities:

Notes payable, net of current portion to related parties              66,592
                                                                  -----------
Total Long-term Liabilities                                           66,592
                                                                  -----------

Stockholders' Equity:

Common stock, $.001 par value, (authorized 20,000,000 shares,
   issued 10,177,290 shares, outstanding 7,977,224 shares)            10,177
Additional paid-in-capital                                        23,735,196
Treasury stock - 2,200,066 shares, at cost                        (2,739,158)
Accumulated Comprehensive Income                                      56,420
Accumulated deficit                                              (11,005,332)
                                                                  -----------
Total Stockholders' Equity                                        10,057,303
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $11,522,795
                                                                  ===========


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Nine months Ended September 30,                              2000         1999


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      (167,537)   ($720,971)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation and amortization                         1,695,599    1,485,625
  Loss on write-off and disposal of fixed and
     intangible assets                                    723,640          ---
  Provision for uncollectible receivables                     ---       82,841
  Gain on litigation settlement                               ---        1,300
  Extra-ordinary gain-debt restructuring                 (240,960)         ---
  Compensation paid with Treasury Stock                   218,139          ---
  Gain on receipt of treasury stock                           ---      (45,938)
  Increase (decrease) in cash flows as a result of
     changes in asset and liability account balances:
          Accounts receivable                             191,063     (424,982)
          Prepaid licenses                              1,284,412     (497,005)
          Other non-current assets                         73,583       (7,000)
          Other prepaid expenses and current assets        20,054      201,769
          Trade accounts payable                           47,145      110,743
          Accrued expenses and other current liabilities  126,590     (286,098)
                                                       -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,971,728      (99,716)
                                                       -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equity securities                          (512,853)         ---
  Property and equipment expenditures                    (417,564)    (752,658)
  Collections of notes receivable                          39,946      712,249
  Purchase of Goodwill                                    (78,769)         ---
  Issuance of notes receivable                                ---      (20,000)
  Reductions of notes receivable allowance                    ---      (30,234)
  Proceeds from sale of property and equipment             12,695       24,714
                                                       -----------  -----------

NET CASH USED IN INVESTING ACTIVITIES                    (956,545)     (65,929)
                                                       -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                   (48,000)    (251,084)
  Payments on notes payable                              (415,393)    (443,111)
  Purchase of treasury stock                           (2,076,360)         ---
  Proceeds from issuance of common stock for
     employee stock purchase plan                             ---        3,000
  Proceeds from option exercises                              ---      311,581
                                                       -----------  -----------

NET CASH USED IN FINANCING ACTIVITIES                  (2,539,753)    (379,614)
                                                       -----------  -----------

NET INCREASE (DECREASE) IN CASH                           475,430     (545,259)


CASH AT BEGINNING OF PERIOD                             3,864,943    3,953,401
                                                       -----------  -----------

CASH AT END OF PERIOD                                  $4,340,373   $3,408,142
                                                       ===========  ===========
See notes to consolidated financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



Nine months Ended September 30,                             2000         1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Cash payments:

   Interest                                              $12,945     $178,996
                                                       ===========  ===========
   Income taxes                                          $60,434     $160,200
                                                       ===========  ===========

Non-cash transactions:


   Stock for compensation                               $218,139         ---
                                                       ===========  ===========
   Acquisition of property and equipment in exchange
      for notes payable                                      ---     $434,415
                                                       ===========  ===========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2000


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

The operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

Certain expenses from the September 30, 1999 financial statements have been reclassified for presentation purposes.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2000


NOTE 2 - PROPERTY AND EQUIPMENT.



Property and equipment at September 30, 2000 consists of the following:

     Land                                                $189,671
     Buildings                                            381,342
     Building and leasehold improvements                2,536,620
     Amusements machines and bingo equipment            2,352,023
     Equipment, furniture and fixtures                  1,118,852
     Automobiles                                          160,678
                                                       -----------
                                                        6,739,186

     Less:  Accumulated depreciation and amortization  (4,201,391)
                                                       -----------
     Property and equipment, net                       $2,537,795
                                                       ===========

Property and equipment at September 30, 2000 includes approximately $785,000 of assets held under capital leases and related accumulated amortization of $373,000. Related amortization expense charged to operations for the nine months ended September 30, 2000 and 1999 was approximately $97,000 and $162,000 for each period.

Total depreciation expense, for owned and leased assets, charged to operations for the nine months ended September 30, 2000 and 1999 was approximately $963,000 and $1,428,000 respectively.


NOTE 3 - INTANGIBLE ASSETS.


Intangible assets at September 30, 2000 consists of the following:

     Goodwill                         $5,174,205
     Covenants not to compete            385,000
                                      -----------
                                       5,559,205

     Less:  Accumulated amortization  (2,296,153)
                                      -----------
     Intangible assets, net           $3,263,052
                                      ===========

Amortization expense charged to operations for the nine months ended September 30, 2000 and 1999 was approximately $732,000 and $619,000 respectively.


NOTE 4 - SHAREHOLDERS' EQUITY.

The Company repurchased 1,951,500 shares of its common shares in the first nine months of 2000 for $2,076,360 under the current stock buyback program. The average price to repurchase these shares was $1.06 and at September 30, 2000 the Company holds 2,200,066 treasury shares. On May 25, 2000 the Board of Directors authorized the Company to increase the targeted amount of stock to be repurchased by the Company to 3,000,000 shares. 117,734 treasury shares were issued as bonus compensation to employees and directors in the amount of approximately $218,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2000


NOTE 5 - EARNINGS (LOSS) PER SHARE.


A reconciliation of basic to diluted earnings per share is as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Nine months ended September 30,      2000         2000         1999       1999
                                    Basic      Diluted        Basic    Diluted

Numerator:
   Net income (loss)            ($167,537)   ($167,537)  ($720,971)  ($720,971)
   Income (loss) available to   ----------   ----------  ----------   ---------
     common stockholders        ($167,537)   ($167,537)  ($720,971)  ($720,971)
                                ==========   ==========  ==========  ==========

Denominator:
   Weighted average shares
     outstanding                 8,384,011    8,384,011   9,886,066  9,886,066
                                ==========   ==========  ==========  ==========
   Effect of dilutive
     securities:
   Preferred stock                   ---          ---          ---         ---
  Stock options and warrants         ---          ---          ---         ---
                                ----------   ----------   ----------  ---------
  Weighted average shares
     outstanding                 8,384,011    8,384,011   9,886,066   9,886,066


Earnings per share                  ($.02)       ($.02)     ($ .07)      ($.07)
                                ==========   ==========  ==========  ==========


NOTE 6 - COMPREHENSIVE INCOME.


The Company has adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses to be included in other comprehensive income. The Company did not own any fixed maturities or available for sale securities at September 30, 1999, thereby not requiring any prior period reclassification to conform to the requirements of Statement No. 130.

The components of comprehensive income for the quarters ended September 30, 2000 and 1999 are as follows:



                                          2000                   1999
Net income (loss)                    ($167,537)             ($720,971)

Other comprehensive income (loss)

   Net unrealized gains                 56,420                    ---
                                     -----------           -----------
Total comprehensive income (loss)    ($111,117)             ($720,971)
                                     ===========           ===========


NOTE 7 - INCOME TAXES.


The Company recorded approximately $60,000 and $248,000 of state income tax expense, respectively, for the nine months ended September 30, 2000 and 1999. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,000,000 at September 30, 2000. The utilization of the net operating loss is subject to limitations in accordance with Section 382 of the Internal Revenue Code.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2000


NOTE 8 - RELATED PARTY TRANSACTIONS.


Promissory notes receivable from related parties totaled approximately $52,000 and $109,000, respectively, for the first nine months ended September 30, 2000 and 1999. Interest income related to these notes recorded by the Company was $11,737 for the nine months ended September 30, 1999.

In March 1998, the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the nine months ended September 30, 2000 and 1999, the Company recognized $12,945 and $18,708, respectively, of interest expense related to this obligation.

In June 2000, the Company entered into a warehouse lease agreement for 12,000 sq. ft. of storage space with Flournoy Management Inc. Flournoy Management Inc.'s majority shareholders are Gene and Scott Flournoy who are employed by the Company as Regional Bingo Managers in Alabama. The lease has a two-year term and the rate is $2,000 per month. The warehouse is being used to store amusements machines that the Company was forced to move out of South Carolina, as discussed earlier, and as a technical center to deploy amusement machines in other jurisdictions.



NOTE 9 - COMMITMENTS AND CONTINGENCIES.


Generally speaking, the Securities and Exchange Commission guidelines require a company to report any pending legal and/or regulatory proceedings that involves a claim for damages in excess of ten percent (10%) of its current assets. The litigation and proceedings discussed below do not necessarily meet this threshold, but are included in the interest of full disclosure. In general, the Company will vigorously defend itself against all claims to the fullest extent possible. The Company created a $200,000 accounting reserve in 1999 and an additional $307,500 in 2000 to address impending litigation and regulatory expenses. As of 2000 October this accounting reserve is approximately $390,000. During the second quarter, the Company settled the following matters:

Steve Carroll and Wilson Reed, both individually and on behalf of S.C. Music Masters, Inc. v. Concessions Corp. and American Bingo and Gaming, Corp., Civil Action No. 99-CP-10-1420, South Carolina Court of Common Pleas, Charleston County The Company settled this matter for $125,000 and the Plaintiffs were seeking more than $500,000 in damages. A more detailed disclosure of this case is contained in previous Company filings.

Roy Stevens v American Bingo & Gaming Corp and Columbia One Corporation, Civil Action N. 99-CP-40-1662, South Carolina Court of Common Pleas, Richland County. The parties settled this matter and the case discussed below for a total of $100,000, $95,000 for the Steven's case and $5,000 for the Hermalink action. A more detailed disclosure of these cases is contained in previous Company filings.

Hermalink v. American Bingo & Gaming Corp and Michael Mims, Civil Action No. 99-
CP-32-1793, South Carolina Court of Common Pleas, Richland County.    The
Company settled this matter for $5,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2000


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued).


South Carolina Department of Revenue ("SCDOR") v. Gold Strike, Inc. The Company settled these administrative and operational assessments related to the operation of amusement machines casinos by a third party for approximately $15,000. Per the third party management agreement indemnification provision, the Company will seek reimbursement. Also, the Company settled these violations expeditiously because SCDOR would have withheld the Company's amusement machines license refund of over $700,000 and/or threatened to levy or collect the full-assessed amount of $50,000.

SCDOR v. Gamecock Promotions, Inc. The Company settled this previously undisclosed and unknown assessment of a technical violation of the Video Poker statute regarding utility metering by an independent third party route location for $12,500. Under the statute, the Department of Revenue had an absolute right to revoke 25 of the Company's two-year amusement machines licenses and the Company would have incurred a $50,000 fine. The $50,000 figure is the value of the refund due the Company for those 25 licenses. Cessation of amusements occurred on June 30, 2000.

During the third quarter the Company settled the following matter:

SCDOR v. Darlington Music Company, Inc. ("Darlington") On July 7, 2000, the SCDOR assessed Darlington $25,031.33 for the underpayment of sales and/or use tax for the periods July 1, 1997 to December 31, 1999. Upon review of all pertinent documents, the Company has agreed to a complete settlement of this matter for $25,440.85. This amount is already reflected in the net loss for the year.

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as "Furtney"). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously. There can be no assurance of this result and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

State of Florida v. 959 Hall for Hire, Inc. and 6323 Hall for Hire, Inc. Case
No.: 95-2943 F, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida; State of Florida, Office of the Attorney General v. 959 Hall for Hire, Inc., 6323 Hall for Hire, Inc., and American Bingo and Gaming, Case No. 95-4278, Circuit Court of the Twelfth Judicial Circuit Court in and for Manatee County, Florida. These proceedings relate to the criminal investigation undertaken by the Florida State Attorney General's Office with respect to the bingo centers acquired by the Company from Phillip Furtney as discussed above. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. Additionally, in light of the recent Florida Supreme Court decision in Department of Legal Affairs v. Bradenton Group, Inc., 23 FL, Weekly, S485 (Fla, September 24, 1998), the Company filed a Petition for Coram Nobis in the State of Florida criminal and civil cases to withdraw its settlement pleas in these cases or, in the alternative, agree to strike those portions of the State Plea Agreements which prohibit the Company from carrying out lawful business operations in the State. The District Court denied the Company's Petition and the Company is appealing this decision. The Court of Appeals has not issued a decision as of 2000 October. The Company plans to pursue this course of action vigorously, but the likelihood of success is unpredictable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2000


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued).


Joan Caldwell Johnson, et al v. Collins Music Company, et al, Civil Action No. 3:97-22136-17, United States District Court for the District of South Carolina, Columbia. In November 1997, one of the Company's subsidiaries was named a defendant (among many other amusements operators) in a purported class action brought by Plaintiffs allegedly arising out of fraudulent and unlawful promotion and operation of video gambling devices. Plaintiffs filed a Motion to Amend the Complaint to add the Company and several Company subsidiaries as Defendants. As of this date, the Company and its named subsidiaries have yet to be added to this lawsuit and the present status of this case is merely one of threatened litigation. There have been settlement discussions with Plaintiffs counsel for the purported class but the settlement demand was unreasonable. If the Company and its subsidiaries were added to this case, the case would be litigated to the fullest extent possible. In the event that Plaintiffs were to prevail on their claims, the range of potential loss could exceed several million dollars because the Plaintiffs seek to recoup all profits Defendants made from 1991 through the present. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company. Also, the impact of the cessation of amusements in South Carolina will have some effect on this matter and as of 2000 October the impact has not materialized or been disclosed to the Company.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff seeks actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believes that this lawsuit is completely without merit and the Company participated in a two-day trial on September 18 and 19, 2000. A decision should be issued by 2001 February. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

On October 14, 1999, the South Carolina Supreme Court issued a ruling that declared the November 2, 1999 referendum unconstitutional, which was to allow South Carolina voters to decide whether or not video poker payouts should remain legal. As a result of and pursuant to this ruling, video poker payouts and the possession of amusement machines will be illegal in South Carolina after June 30, 2000. The Company successfully removed all amusement machines and related equipment from South Carolina before June 30 and is actively pursuing the deployment of these units in other jurisdictions.

In the normal course of its business, the Company is subject to litigation and regulatory assessments and fines. Management of the Company does not believe any outstanding or known claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position or operations.

During the third quarter the Company settled the following matter:

SCDOR v. Darlington Music Company, Inc. ("Darlington") On July 7, 2000, the SCDOR assessed Darlington $25,031.33 for the underpayment of sales and/or use tax for the periods July 1, 1997 to December 31, 1999. Upon review of all pertinent documents, the Company has agreed to a complete settlement of this matter for $25,440.85.

During the third quarter the Company initiated the following matter:

Littlefield Corporation v. Mims & Dye Enterprises, LLC, Michael W. Mims, and Danny C. Dye, Case No.: 2000CP-40-3859, South Carolina Court of Common Pleas, Richland County. On September 22, 2000, the Company filed a Complaint against the Defendants seeking a complete accounting and other causes of action related to the Defendants' operation of VGM casinos under a Master Agreement executed in November of 1998 and terminated in April of 2000. There can be no assurance of a particular result, but an adverse decision against the Company is unlikely.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2000


NOTE 10 - SEGMENTS.


The Company's Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

The Company has identified two operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services. The amusements segment represents operations of the Company's amusements machines in South Carolina and our emerging amusement operations in Alabama. The bingo segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama.

A summary of the segment financial information reported to the CODM is as follows:

September 30, 2000             Amusements     Bingo    Adjustment  Consolidated

Revenue                        $3,619,880  $4,388,494      ($2,000)  $8,006,374
Depreciation and Amortization     522,196   1,121,989       51,414    1,695,599
Segment profit (loss)           1,169,037     317,914   (1,654,488)    (167,537)
Segment Assets                    648,762   5,678,889    5,195,144   11,522,795



September 30, 1999             Amusements     Bingo    Adjustment  Consolidated

Revenue                        $5,309,246  $4,010,353     $893,817  $10,213,416
Depreciation and Amortization     962,948   1,058,054       19,392    2,040,394
Segment profit (loss)             899,218     642,790   (2,262,979)    (720,971)
Segment Assets                  7,039,791  11,888,917   (1,267,036)  17,661,672

The adjustments represent amusements and bingo concession and other income, depreciation and amortization related to corporate assets, corporate losses and corporate assets to reconcile segment balances to consolidated balances. None of the other adjustments are significant.


NOTE 11 - ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.


The Company is in the final process of developing a new bingo hall in Montgomery, Alabama. It is anticipated that final construction will be completed and the facilities will become operational during the first quarter of 2001.

The Company terminated its contractual relationship with Mims & Dye Enterprises and entered a new contract with Consolidated Gaming Company LLC of Columbia ("CGC"), to operate the Company's amusement machines. The effective date of both actions was April 10, 2000. The new contract with CGC provided for a revenue sharing arrangement dependent solely upon CGC's ability to increase revenue and reduce expenses. The new contract contained several important elements as follows; (1) a right granted to CGC to acquire the Company's amusement machines as they ceased to be operated at a negotiated market rate;
(2) a right to broker the sale of the Company's amusement machines to third parties; and (3) the duty to deliver and store the Company's amusement machines as directed. The agreement with CGC terminated a few months after the cessation of video poker in South Carolina, which occurred on June 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2000



NOTE 11 - ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS (Continued).


The Company entered into a contract with Prepaid Elite, LLP of Austin, Texas ("PE"), to provide phone card dispensing machines at all of the Company's bingo halls in Texas. PE is responsible for providing, installing, maintaining and servicing all machines. The Company received a non-refundable security deposit of $100,000, which approximated the estimated quarterly earnings to be received by the Company. The machines were taken out of all the Company's bingo locations at the request of the Texas Lottery Commission, which oversees all bingo operations in the State of Texas. The income generated during the second and third quarter 2000 approximated the security deposit of $100,000.

The Company purchased a "Grandfather" Texas bingo license in the third quarter 2000 for $70,000. The Company is currently searching for a location to use the license. These types of licenses have not been issued in the State of Texas since 1989 and are quite valuable. The license enables a single bingo hall to host as many charities as is feasible. The current "Tier" type licenses being issued by the Texas Lottery Commission allows a promoter to collect rent on only three sessions per week, versus up to fourteen sessions per week with a "Grandfather" license.


NOTE 12 - SUBSEQUENT EVENTS.


On October 25, 2000, The Company (through a wholly-owned subsidiary) purchased substantially all of the assets of a bingo business known as Bingo Bonanza, located near Charleston, South Carolina, from Beau Gator's, Inc. for $150,000. In conjunction with this asset purchase, the Company's wholly owned subsidiary assumed a real property lease on a bingo hall for approximately $7,300 per month.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and amusements operations. The Company operates primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina. The Company completed its initial public offering in December of 1994.

The following discussion should be read in conjunction with the Company's For 10-KSB and the consolidated financial statements for the years ended December 31, 1999 and 1998; the Company's Form 10-QSB for the quarters ended March 31, 2000 and June 30, 2000; and the consolidated financial statements and related notes for the quarters ended March 31 and June 30, 2000. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 1999 Annual report on Form 10-KSB.

In late 1999, Nasdaq notified the Company that its Small Cap Market listing was in jeopardy because its closing bid price had dropped below the regulatory minimum price of $1 per share for a protracted period of time. The Company was given an opportunity to address this matter, in a hearing with the Nasdaq Qualifications Hearing Panel on February 24, 2000, at which time the Company presented a plan to regain this regulatory minimum bid price. Nasdaq notified the Company on March 24, 2000 that the Hearing Panel had decided to continue the listing of the Company's securities on the Nasdaq Small Cap Market. However, the Nasdaq Listing and Hearing Council may, on its own motion, decide to review the Panel decision within forty-five (45) calendar days after issuance of the written decision. As of October 19, 2000 the Company has not received any notification that this matter would be called for review.

The most important action that will impact the Company in 2000 was the cessation of amusements in South Carolina on June 30, 2000. This may have a negative impact upon the Company's financial performance.

With the cessation of amusements in South Carolina on June 30, 2000, the Company has moved all of its machines to a warehouse in Alabama. The Company was able to settle approximately half of all loans and leases on this equipment by obtaining a 50% discount on approximately $418,000 worth of debt and a 30% discount on approximately $59,000 of debt. The Company is vigorously pursuing settlements with the note/lease holders on the remaining approximate amount of $533,000 of debt. The Company currently is operating 30 machines in our bingo hall in Montgomery, Alabama and is generating an average of $285 net revenue per week per machine. These machines were converted to redemption type machines, which awards gift certificates rather than cash, and are completely legal in Alabama. The Company is pursuing an aggressive strategy to convert existing machines and purchase new machines with the goal of deploying 1,000 machines by the end of the first quarter 2001.

American Bingo was relocated from Columbia, South Carolina to Austin, Texas in 2000 and the Company's name was changed to Littlefield Corporation on June 15, 2000. No employees in Columbia relocated to Austin.

Results of Operations

Net loss for the first nine months of 2000 was approximately $167,000, which equated to basic and fully diluted losses per share of $0.02. Net loss for the first nine months of 1999 was approximately $721,000, which equated to a basic and fully diluted loss per share of $.07. The weighted average number of basic Common Stock shares outstanding totaled 8,384,011 in the first nine months of 2000 as compared to 9,886,066 in the first nine months of 1999. The change is primarily due to the repurchase of approximately 2,446,000 shares of Common Stock under the Company's buyback program during the first nine months of 2000 and the final nine months of 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Revenues

The Company generated consolidated revenues of approximately $1,656,000 during the quarter ended September 30, 2000 as compared with approximately $3,042,000 in the comparable period of the prior fiscal year, representing a decrease of approximately $1,386,000 or 46%. Revenues were led by bingo operations, which produced approximately $1,350,000, or 82% of total revenue, for the third quarter of 2000, compared to approximately $1,351,000, or 44%, in the comparable quarter of the prior year. The decrease in overall revenues, due to the decrease in amusements revenues, was primarily a result of the ruling issued by the South Carolina Supreme Court concerning the $125 per day per player amusements payout limitation, the cessation of amusements on June 30, 2000 in South Carolina, and the expiration of a large amount of amusements licenses on May 31, 2000. Amusements revenues totaled approximately $149,000, or 9% of revenues, for the third quarter of 2000, as compared to approximately $1,366,000, or 45% of total revenues, for the third quarter of 1999.

Costs and expenses

Total costs and expenses were approximately $2,737,000 in the third quarter of 2000 versus approximately $3,504,000 in the third quarter of 1999, a decrease of approximately $767,000 or 22%. The decrease in total costs and expenses is primarily attributable to operating expense reductions resulting from the restructuring of the Company and the elimination of license expense with the cessation of amusements in South Carolina.

Direct salaries and other compensation totaled approximately $596,000 in the third quarter of 2000, compared to approximately $359,000 in 1999, an increase of approximately $237,000, or 66%. The increase represents payment of stock based bonuses, which were contingent upon the Company's common stock achieving a $2.00 per share price, which was accomplished in the third quarter.

Third quarter 2000 rent and utilities for the Company's bingo centers and corporate headquarters totaled approximately $505,000, compared to approximately $623,000 for the same period in 1999, a decrease of 19%. The Company is continuing its efforts to minimize rent expenses by subletting, converting, or terminating leases for idle and under-performing properties.

Direct operating costs for the third quarter of 2000 totaled approximately $546,000, as compared to approximately $599,000 for the same period in 1999, a decrease of approximately $53,000, or 9%.

Depreciation, amortization and license expense totaled approximately $612,000 in the third quarter of 2000, a decrease of approximately $526,000 from the third quarter of 1999. The decrease is a result of the elimination of license expense with the cessation of amusements in South Carolina on June 30, 2000.

General and administrative expenses totaled approximately $278,000 in the third quarter of 2000, compared to approximately $383,000 in 1999, a decrease of approximately $105,000, or 27%. This is a result of the Company's continued plans to reduce operating expenses.

Other income and expenses totaled a loss of approximately $876,000 for the third quarter of 2000, as compared to approximately $13,000 for the same quarter of 1999. Other expenses for the third quarter of 2000 primarily resulted from writing off abandoned assets with the end of amusements in South Carolina and the closing of a poorly performing bingo hall in Mobile, Alabama (a combined total of approximately $723,000), and adding to a reserve for legal settlements ($157,500) plus a $5,000 legal settlement that was finalized. Other income in the quarter ended September 30, 2000 consisted of interest and investment income of approximately $78,000 versus approximately $37,000 in the same quarter of 1999.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2000 totaled approximately $4,300,000 and represented approximately 37% of the Company's total assets of approximately $11,500,000. Cash flows from operating activities for the nine months ended September 30, 2000 totaled approximately $4,000,000 compared to a usage of cash of approximately $100,000 during the same period of 1999, an increase of approximately $4,100,000. Cash flows from operating activities in the first nine months of 2000 were comprised of the

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Littlefield Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liguidity and Capital Resources (continued)

Company's net loss of approximately $167,000 adjusted for non-cash amounts of depreciation expense and intangible asset amortization of approximately $1,700,000, the non-cash gain on forgiveness of debt of approximately $240,000, the payment of compensation with treasury stock of approximately $218,000, and increased by net changes in operating assets and liabilities of approximately $1,742,000, as well as the non-cash reduction of income due to the abandonment of fixed and intangible assets of approximately $724,000.

Net cash used in investing activities totaled approximately $956,000 for the nine-month period ending September 30, 2000, compared to approximately $66,000 in the nine months ended September 30, 1999. Cash used in investing activities consisted primarily of approximately $405,000 related to property and equipment purchases, net of sales, goodwill purchases of approximately $79,000 and approximately $512,000 related to the acquisition of equity securities. Cash used in investing activities in the nine months ended September 30, 1999 consisted primarily of approximately $753,000 related to property and equipment purchases, offset by approximately $712,000 from the repayment of notes receivable.

Cash used in financing activities in the first nine months of 2000 totaled approximately $2,540,000, as compared to net cash used in financing activities in the first nine months of 1999 of approximately $380,000. Cash used related to financing activities in the first nine months of 2000 included $2,076,000 of Company treasury stock purchases and approximately $463,000 of net cash used to reduce notes payable and capital lease obligations. Cash used related to financing activities in 1999 included approximately $694,000 of net cash paid to reduce notes payable and capital lease obligations. Cash received in 1999 relating to financing activities included approximately $315,000 primarily related to stock options exercised during the first quarter of 1999, and stock purchases under the Employee Stock Purchase Plan.

Current assets totaled approximately $5,300,000 at September 30, 2000, providing the Company with working capital of approximately $3,900,000 and a current ratio of 3.8 to 1. At September 30, 2000, the Company had approximately $11,500,000 in total assets with total liabilities of approximately $1,500,000 and approximately $10,000,000 of shareholders equity. Total assets include approximately $4,300,000 in cash, $570,000 in investments, $360,000 of net accounts and notes receivable, $2,500,000 of property and equipment, $3,300,000 of intangible assets, and $452,000 of other assets.

Net property and equipment totaled approximately $2,500,000 at the end of the third quarter of 2000. The majority of property and equipment is comprised of amusement machines & bingo equipment and building & leasehold improvements. Intangible assets, net of accumulated amortization, totaled approximately $3,300,000 at the end of the second quarter of 2000, and were primarily comprised of goodwill, and covenants not to compete associated with the Company's acquisition of seven bingo centers in Texas during 1998.

Current liabilities totaled approximately $1,400,000 and long-term liabilities totaled approximately $67,000 at the end of the third quarter of 2000. The majority of current liabilities were comprised of approximately $673,000 of notes payable and capital lease obligations related to the Company's acquisition of amusements machines, and accrued expenses and reserves of approximately $682,000.

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

As of October 19, 2000, the Company has not experienced any significant Year 2000 issues relating to the Company's internal systems, interfaces with third parties or products or services. In addition, as of October 19, 2000, information and products from third parties provided to the Company have not had any adverse effects on the Company's operations as a result of year 2000 issues.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

During the quarter ended September 30, 2000, the Company filed no reports on Form 8-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


	SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	Littlefield Corporation

	November 2, 2000


	By:

	/s/  JEFFREY L MINCH
	Jeffrey L. Minch
	Vice Chairman of the Board, President and
	Chief Executive Officer


	/s/  KATHRYN L SCANLON
	Kathryn L. Scanlon
	Secretary and Treasurer
	(Principal financial and accounting officer)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX TO EXHIBITS

                                                                   Sequential
Exhibit Number        Description                                  Page Number
--------------        -----------------------------------          ------------
27.1                  Financial Data Schedule (for SEC use only).






786796.02