Form 10KSB
period 2000-12-31
LITTLEFIELD CORP
filed 2001-03-30
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file No.:
0-13530

Littlefield Corporation
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

74-2723809
(I.R.S. Employer Identification No.)

816 Congress Avenue, Suite 1250, Austin TX 78701
(Address of principal executive offices)

(512) 476-5141
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Sections 12(g) of the Exchange Act:
Common Stock

(Former name, address and fiscal year, if changed since last report)
N/A

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ] NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for its most recent fiscal year:	$ 9,807,750
Aggregate market value of the issuer’s common stock held by non-affiliates
Based on the average bid and asked price as of March 21, 2001	$ 6,834,640
Number of shares of the issuer’s common stock outstanding as of March 21, 2001	7,999,624

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Documents Incorporated By Reference
The issuer’s Proxy Statement for its annual meeting of stockholders scheduled to be held on April 26, 2001, is incorporated by reference in this Form 10-KSB in Part III Item 9, Item 10, Item 11 and Item 12.

This report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers, with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

PART I

ITEM I: DESCRIPTION OF BUSINESS

This United States Securities and Exchange Commission Form 10-KSB, the Annual Report required under Section 13 of the Securities Exchange Act of 1934, has been prepared in accordance with the instructions contained in the Securities and Exchange Commissions’ instructions and guidelines.

Littlefield Corporation (the “Company”) is authorized to file a “small business” Annual Report because its annual revenues have not exceeded $25,000,000 for 2000. It is a United States issuer of securities; and, it is not an investment company. In addition, there is a requirement that the Company’s public float (the aggregate market value of the Company’s outstanding securities held by non-affiliates) not exceed $25,000,000. The Company currently qualifies on all of these listed criteria. This small business designation allows an issuer of securities to file an annual report with less detail with respect to certain issues than would otherwise be required.

This Annual Report will be issued on or before March 31, 2001, and any material subsequent events that have transpired since the end of 2000 will be included in order to provide a clear picture of the Company’s current status.

A SHORT HISTORY OF LITTLEFIELD CORPORATION

Littlefield Corporation, formerly known as American Bingo & Gaming Corp. (the "Company") was formed in 1994 as a Delaware corporation to pursue two separate and distinct business objectives:

1.	The development, ownership and operation of charitable bingo halls in Texas and Alabama; and,
2.	The operation of gaming enterprises in Texas.

The Company completed its initial public offering in December of 1994, raising approximately $5.2 million through the sale of 1,000,000 shares of the Company's common stock, par value $0.001 per share (the “Common Stock”), and 1,725,000 redeemable common stock purchase warrants. The Company received net proceeds of approximately $5,200,000.

The Company's operations were initially limited to Texas, its headquarters location at the time, and Alabama. The Company subsequently expanded into Florida (1995) and South Carolina (1997).

The Company’s expansion into Florida in 1995 occurred with the flawed acquisition of four (4) bingo halls that has resulted in continuing litigation to this date. The Company no longer operates in Florida, though it is engaged in proceedings to regain the right to do business in Florida and will return to Florida if this proceeding is successful.

In August of 1997, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share in a private equity transaction. All of the convertible preferred stock outstanding was converted to common stock by December 1998. The Company received net proceeds of approximately $2,000,000.

In November of 1997, the Company called all of its outstanding redeemable common stock purchase warrants and in December of 1997 redeemed 2.3 million warrants. Each warrant was exercisable into one common share at $5.00 per share. The Company received net proceeds of approximately $11,100,000.

The Company’s expansion into South Carolina was a result of the acquisition of several bingo halls and two (2) gaming operations. The newly acquired South Carolina bingo halls suffered from a rapidly and negatively changing regulatory environment and the South Carolina gaming operations ceased on June 30, 2000, as a result of legislative action and the mandate of the South Carolina Supreme Court.

During the same time period in which the Company was expanding into both Florida and South Carolina, the Company entered into some failed expansion efforts in Texas, Alabama and South Carolina that resulted in the expenditure of substantial sums to expand the Company’s operations that in a number of instances were almost immediately discontinued.

During 1998, the Company acquired eight bingo centers in Texas in three unrelated purchase acquisitions. These acquisitions were properly executed and represent the model for such acquisitions in the future as the Company’s focus returns to growing its charitable bingo management business.

The Company has suffered through a chaotic leadership structure since its inception. There have been five (5) separate Presidents or Chief Executive Officers during the Company’s brief history as well as a continuously changing Board of Directors.

  Its founder, Greg Wilson, led the Company’s Management team during the period from its inception in December of 1994 until early 1998. During this time period, the Management team owned a substantial amount of the Company’s stock and the Board of Directors was continually changing.
  In early 1998, an interim President (Courtland Logue) was appointed for a short period of time. Mr. Wilson continued as a Director of the Company but subsequently resigned all positions with the Company at the request of some of the Company’s Directors. The Company was simultaneously moved from Austin, Texas to Columbia, South Carolina.
  In mid-1998, a majority of the Directors of the Company named Andre Hilliou as President, Chief Executive Officer and Chairman of the Board. The Board of Directors was composed of three distinct factions and collectively owned a substantial amount of the Company’s stock. The Management team, did not own a meaningful amount of the Company’s stock. Mr. Hilliou was unable to forge and execute a strategic vision for the Company or inspire the Board of Directors to work effectively together. Six members of the Board of Directors and the Management team resigned in mid-1999 shortly after the Company’s Annual Meeting.
  In mid-1999, Daniel W. Deloney was named a Director of the Company, and immediately after the resignation of the Board of Directors and Management, was named Interim Chief Executive Officer and Chairman of the Board.
  In July, 1999, Jeffrey L. Minch was appointed a Director of the Company and in October 1999, was named President. Daniel W. Deloney continues as Chairman of the Board. Gordon R. McNutt was also named as a Director in October 1999. Gary Valdez became a director in January 2001. The new Management and Board of Directors own a substantial amount of the Company’s stock.

CURRENT YEAR EVENTS:

During 2000, three bingo halls in South Carolina and one hall in Mobile, Alabama were closed for non-performance. One of the closed bingo operations in South Carolina was moved to a new location that the Company had acquired through a business purchase.

A leasehold interest in a new start-up hall was purchased in Montgomery, Alabama and renovations began in late 2000 for an opening sometime in early 2001.

All video gaming operations ceased in South Carolina on June 30, 2000. Nine employees related to this business were terminated with severance. The machines were moved to a warehouse in Alabama for later sale or re-deployment. 77 machines were placed in the Company’s bingo hall in Montgomery and 80 machines were placed in two locations owned by third parties with a percentage of the revenues split between the Company and these third parties. Another 100 machines were put in two locations opened in late 2000 and early 2001, which are controlled completely by the Company

The Company’s corporate headquarters were moved from Columbia, South Carolina to Austin, Texas. Four employees in South Carolina were terminated with severance as a result of this relocation.

The new accounting software product, (MAS200) was successfully implemented and is fully operational. The system is centrally located at the Company’s headquarters in Austin, Texas, but is remotely accessible through the Internet by the other operating units. All accounting functions that were being handled in four additional locations are now being done at the corporate headquarters.

In November 2000, the Company purchased a business called Austin Tents and Events, a tent rental and event planning business located in Austin, Texas.

The Company settled with one of their equipment lessors by paying one-half of the outstanding debt in cash and getting the other half “forgiven”. The Company is still in settlement negotiations with the other two equipment creditors and lessors.

Several lawsuits were settled. Total cash settlement payments were approximately $235,000.

During the year 2000, the Company purchased $1,958,700 shares of its stock at an average price of $1.07. Some of this stock was reissued to directors and employees as part of a compensation plan. The average value of these reissued shares was $1.54 which saved the company $57,350 in net cash. The Company currently holds 2,177,166 shares in treasury at an average cost of $1.26. The Company has approved the purchase of an additional 920,900 shares under the 1999 stock buyback plan if the market price warrants such an investment. However, the Company is under no obligation to do so.

PRINCIPLE BUSINESS AND MARKETS

The Company currently has four distinct and separate business segments.

Littlefield Entertainment The 19 charitable bingo businesses comprise this segment. Of these 19 bingo halls, eleven (11) are in Texas (Austin, Abilene-2, Amarillo-2, McAllen, Lubbock-3, Odessa and San Antonio), two are in Alabama (Montgomery and Mobile) and five (5) are in South Carolina (Charleston-3 and Columbia-2). The total segment comprised approximately 62% of the Company’s total revenues in 2000.

Littlefield Amusements is comprised of all the gaming and amusement arcade business. This segment accounted for 37% of total revenues in 2000. However, 92% of this amount was from the discontinued gaming operations in South Carolina. The Company is currently deploying these amusement machines into locations in Alabama, and will continue to monitor these businesses and the regulatory climate in Alabama concerning these types of operations.

Littlefield Hospitality is the name of the Company’s newest business segment. The Company’s first acquisition was Austin Tents and Events in November 2000. Revenues in 2000 comprised less than 1% of annual revenue as this was a recent event with less than two months of operations.

Littlefield Real Estate is the final business segment the Company is currently engaged in. The first project will be the renovation of the shopping center where the old corporate headquarters were located in Columbia, South Carolina. This project is only in the design phase at this time. The Company is in the process of purchasing the shopping center in Abilene, Texas, where one of the most profitable Texas halls is located. This would be another real estate project to be developed as there is a pad site available, as well as other tenants in the shopping center.

The breakdown in revenues, net profit, and assets by segment is as follows:

	Entertainment	Amusements	Hospitality	Real Estate/Other	Total Company
Gross Revenues	$ 6,071,480	$ 3,673,089	$ 60,026	$ 3,155	$ 9,807,750
Net Operating Income	1,235,929	1,349,845	(51,640)	(4,139,123)	(1,604,989)
Total Assets	12,444,881	5,160,311	480,311	(6,255,638)	11,829,865
Operating Income Before Depr & Amortization	$ 2,646,635	$ 1,964,306	$ (44,304)	$ (4,070,226)	$ 496,411

As there were no transactions in the year 2000 for Littlefield Real Estate, the “Other” column consists of corporate overhead and intercompany eliminations.

LITTLEFIELD ENTERTAINMENT. The Company’s main business is the management of charitable bingo halls. The Company might be referred to as a “charitable bingo lessor” or “bingo conductor” or “bingo promoter” depending upon the jurisdiction in which the Company is operating.

A new charity bingo hall is created when the Company contracts with a real estate landlord, through a long-term real estate lease, to rent premises suitable for a bingo hall. The Company engages in precise market, demographic and location research in order to ensure the suitability of a specific site for the development of a new bingo hall. The Company then develops the physical plant for a bingo hall based upon its experience and expertise; and, attracts the requisite number of charities for the use of the premises and the services provided to support the charity’s conduct of bingo operations.

The Company anticipates recovering its entire investment (usually $100,000 to $400,000) in a new start up bingo hall within one to two years after the attainment of a stable and predictable operating environment (typically 6-12 months after the initiation of operations with a full contingent of charities).

In addition to starting up new charitable bingo halls, the Company may acquire other companies that also engage in the management of charitable bingo halls. The Company anticipates an immediate going in return of 25-35% on its entire investment and the ability to sustain that level of performance for a ten (10) year period, absent only regulatory environmental changes beyond the Company’s ability to predict or control.

The Company has provided approximately $3,000,000 in charitable funding to those charities that operate in its bingo locations. $685,000 was raised for charities in South Carolina; $508,000 Alabama, and $1,741,000 Texas.

Competition: The charitable bingo market is a fragmented business, often with operators who are individuals or partnerships and with no one dominant competitor. Competition also includes charitable organizations. From region to region there may be a dominant player in their immediate markets, but Littlefield Corporation, through its wholly owned subsidiaries, is the only publicly traded bingo promoter with more than just a regional presence.

Littlefield Corporation’s unit of competition is an individual bingo hall. Competition is further subdivided by the time of day or night that a bingo hall operates. A bingo hall could generally be a day time hall, a night time hall or a late night hall. In certain jurisdictions, the Company would like to operate at all three times – day/night/late night. An individual bingo hall competes within a trade area of approximately fifteen (15) miles against other bingo halls operating at the same time. Within a larger market (e.g. Charleston, South Carolina) the presence of a number of bingo halls may not give rise to significant competition. In general, the Company believes that approximately one to one and a half percent (1-1 1/2%) of the population in a city of more than 100,000 are meaningful and consistent bingo players.

The principle methods of competition used, once an ideal location is obtained, include providing clean, safe and attractive facilities, creating customer loyalty through various marketing efforts, and other promotional programs to stimulate interest in not only playing the game of bingo, but in frequenting the Company’s bingo locations specifically. The Company’s combined industry knowledge also gives it a competitive advantage when negotiating with the various charities to use our facilities for their operations. Direct advertising is generally not permitted under the local bingo regulations by the promoter’s organizations.

Regulation. The Company operates in Texas, Alabama and South Carolina and each state regulates the Company’s operations differently.

In Texas, the Texas Lottery Commission regulates bingo and its rules are uniform throughout the State. In general, a bingo hall can sustain up to seven (7) charities and can operate seven (7) days per week and conduct up to fifteen (15) bingo sessions per week.

In South Carolina, the South Carolina Department of Revenue is the principal regulator for bingo. Its rules are uniform throughout the State. In general, a bingo hall can sustain a single charity and can only operate three (3) sessions per week.

In Alabama, bingo can only be played in counties that have a “local bill” authorizing bingo that has been passed by the State Legislature. The local county sheriff is the principal regulator of bingo and regulations vary from county to county. In general, a bingo hall can sustain up to ten (10) charities and can operate seven (7) days per week and conduct up to fifteen (15) bingo sessions per week.

The breakdown in entertainment revenues by geographic region is as follows:

	Texas	Alabama	South Carolina	Total Entertainment
Gross Revenues	$ 3,467,614	$ 1,595,393	$ 1,008,473	$ 6,071,480
Net Operating Income	710,669	684,729	(159,469)	1,235,929
Total Assets	6,408,573	2,517,280	3,519,028	12,444,881
Operating Income Before Depr & Amortization	$ 1,528,047	$ 767,477	$ 351,107	$ 2,646,631

LITTLEFIELD AMUSEMENTS:

The Company’s second largest business segment is the amusement arcades, which included the revenue from video gaming operations in South Carolina that were closed on June 30, 2000. Approximately 1000 gaming machines were moved to a warehouse in Alabama to be retrofitted and deployed in locations in Alabama. Most of the machines had to be retrofitted to become “redemption” type machines whereby gift certificates of $5.00 were awarded as prizes instead of cash. As of the report date, a total of 285 machines are working in six (6) different locations in and around Montgomery, Alabama, including 60 at the Company’s bingo hall. Two locations are operating exclusively by the company (50 machines each) and three other locations are operating through coin machine agreements with third party operators (125 machines total).

Also included in amusement revenue for the year 2000 is $100,000 of income from phone card machines for a period of three months that were placed in several bingo halls in Texas. These machines were deemed to be illegal and were taken out by the machine owner, a third party. There was only $1,587 in expenses associated with this revenue. The Company is currently looking for a redemption or sweepstakes type machine that could be placed in the Company’s bingo halls, as these were very well received during their trial period of operation.

Competition: Because the amusement arcade business has emerged in Alabama as a result of the cessation of gaming in neighboring South Carolina, the Company has very little competitive data on this industry. There has been a large influx of machines into the State, but the arcades appear to be operated by numerous small individuals and companies.

Regulation. There are parts of Alabama where these machines are considered illegal, so the Company is limited to those areas of Alabama where the local law enforcement entities are allowing them. The Company believes there is about a two-year “window of opportunity” in Alabama before legislation may step in and create a similar situation to South Carolina. The Company has retained the services of a local attorney to make sure all laws and regulations are complied with and to alert the Company if the regulatory climate should change in any way.

The breakdown in amusements revenue by geographic region is as follows:

	Texas	Alabama	South Carolina	Total Amusements
Gross Revenues	$ 100,000	$ 192,016	$ 3,381,073	$ 3,673,089
Net Operating Income	98,413	(113,361)	1,246,193	1,349,845
Total Assets	91,502	927,443	4,141,366	5,160,311
Operating Income Before Depr & Amortization	98,413	(6,211)	1,872,104	1,964,306

LITTLEFIELD HOSPITALITY:

The Company purchased a new line of business in the last quarter of 2000 with the acquisition of Austin Tents and Events. This business had average revenues of approximately $500,000 per year and operated in the central Texas area in and around Austin, Texas. The company was approximately 6 years old and engaged in the rental and installation of tents for events, parties, weddings, festivals, etc. as well as a small amount of event planning (music, flowers, catering, etc.). The Company plans to expand this business through marketing efforts and other strategic acquisitions to other cities and regions around the United States.

Competition: The tent rental and event coordination market is very fragmented, especially in the local Austin area. The population of Austin is expected to double by 2004 and the Company wants to insure that it can serve the needs of the growing event planning market. There exists in Austin ten (10) party rental companies. While these companies do offer party rental, they do not offer the event planning expertise that the Company provides. The keys to success in the hospitality industry are to maintain quality-trained labor and to strive for consistency and excellence in customer service. The hospitality industry has a tradition of being fragmented, however, the combined acquisitions of Austin Tents and Events and Premiere Party Rental gives the Company a competitive edge in the Austin marketplace.

Regulation: There is no special regulation for this type of business, other than normal business taxes (sales & use, franchise, property, etc.) and employment issues. Permits are often needed for certain site locations. The Company complies with all regulatory issues.

EMPLOYEES: As of the report date, the Company had fifty-one (51) employees and four (4) directors, of which one was a full time employee of the Company. Of the current employment level, eight (8) are at the Company’s headquarters in Austin, Texas, five (5) are engaged in field bingo operations, eight (8) are employed at the new acquisition, Austin Tents & Events in Round Rock, Texas, a suburb of Austin, and the balance are involved in the amusement arcade business in Alabama.

ITEM 2 – DESCRIPTION OF PROPERTY

The Company's principal executive offices, which are leased, are located at 816 Congress Avenue, Suite 1250, Austin, Texas, 78701. The Company leases space for the majority of its bingo operations in Texas, Alabama and South Carolina and in turn subleases its bingo centers to various charities. The Company is responsible for real estate taxes, insurance, common area maintenance and repair expenses on certain of its leases. The Company owns two of its bingo centers and its former corporate headquarters in South Carolina. The Company believes that the condition of its leased and owned properties is good. No single property, leased or owned, amounts to 10% or more of the Company’s total assets.

State	City	Location Purpose	Location Name	Status
Alabama	Mobile	Bingo Hall	Bingo Haven	Operating
	Montgomery	Bingo Hall/Amusements	Winners	Operating
	Montgomery	Bingo Hall	Good Time	To be opened spring 2001
	Montgomery	Amusement Arcade	Shamrock/Jesters	Split locations (2)
	Millbrook	Amusement Arcade	Pot O Gold	Operating
	Prattville	Amusement Arcade	Pot O Gold	Opened Jan 1, 2001
South Carolina	Charleston	Bingo Hall	Beacon	Closed
	Charleston	Bingo Hall	Lucky I	Operating
	Charleston	Bingo Hall	Shipwatch	Operating
	Charleston	Bingo Hall	Bonanza	Operating
	Charleston	Bingo Hall	Ponderosa	Closed
	Columbia	Bingo Hall	American Bingo I	Operating
	Columbia	Bingo Hall	American Bingo II	Operating
	Columbia	To be Renovated	Old Corp.Hdqtrs	Vacant
Texas	Abilene	Bingo Hall	Ambler	Operating
	Abilene	Bingo Hall	West Texas	Operating
	Amarillo	Bingo Hall	Lavaca	Operating
	Amarillo	Bingo Hall	Samaritan	Operating
	Austin	Corporate Headquarters	Corporate Hdqtrs	Occupied
	Austin	Bingo Hall	Paradise	Operating
	Lubbock	Bingo Hall	Lucky	Operating
	Lubbock	Bingo Hall	Meeks	Operating
	Lubbock	Bingo Hall	Parkway	Operating
	McAllen	Bingo Hall	Americana I	Operating
	Odessa	Bingo Hall	Strike It Rich	Operating
	Round Rock	Warehouse & Offices	Tents & Events	Operating
	San Antonio	Bingo Hall	Blanco	Operating

ITEM 3 - LEGAL PROCEEDINGS

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously. There can be no assurance of this result and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

State of Florida v. 959 Hall for Hire, Inc. and 6323 Hall for Hire, Inc. Case No.: 95-2943 F, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida; State of Florida, Office of the Attorney General v. 959 Hall for Hire, Inc., 6323 Hall for Hire, Inc., and American Bingo and Gaming, Case No. 95-4278, Circuit Court of the Twelfth Judicial Circuit Court in and for Manatee County, Florida. These proceedings relate to the criminal investigation undertaken by the Florida State Attorney General’s Office with respect to the bingo centers acquired by the Company from Phillip Furtney as discussed above. In January of 1997, the Company and the State of Florida settled all matters regarding the Company’s previous ownership and operation of these bingo centers. Additionally, in light of the recent Florida Supreme Court decision in Department of Legal Affairs v. Bradenton Group, Inc., 23 FL, Weekly, S485 (Fla, September 24, 1998), the Company filed a Petition for Coram Nobis in the State of Florida criminal and civil cases to withdraw its settlement pleas in these cases or, in the alternative, agree to strike those portions of the State Plea Agreements which prohibit the Company from carrying out lawful business operations in the State. The District Court denied the Company’s Petition and the Company is appealing this decision. The Court of Appeals has not issued a decision as of December 31,2000. The Company plans to pursue this course of action vigorously, but the likelihood of success is unpredictable.

Joan Caldwell Johnson, et al v. Collins Music Company, et al, Civil Action No. 3:97-22136-17, United States District Court for the District of South Carolina, Columbia. In November 1997, one of the Company’s subsidiaries was named a defendant (among many other amusements operators) in a purported class action brought by Plaintiffs allegedly arising out of fraudulent and unlawful promotion and operation of video gambling devices. Plaintiffs filed a Motion to Amend the Complaint to add the Company and several Company subsidiaries as Defendants. As of this date, the Company and its named subsidiaries have yet to be added to this lawsuit and the present status of this case is merely one of threatened litigation. There have been settlement discussions with Plaintiffs counsel for the purported class but the settlement demand was unreasonable. If the Company and its subsidiaries were added to this case, the case would be litigated to the fullest extent possible. In the event that Plaintiffs were to prevail on their claims, the range of potential loss could exceed several million dollars because the Plaintiffs seek to recoup all profits Defendants made from 1991 through the present. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company. Also, the impact of the cessation of amusements in South Carolina will have some effect on this matter and as of December 31, 2000 the impact has not materialized or been disclosed to the Company.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff seeks actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believes that this lawsuit is completely without merit and the Company participated in a two-day trial on September 18 and 19, 2000. A judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company plans to appeal this decision with the South Carolina appellate court. The total amount of the award has been accrued for in the financial statements.

Berkeley Square Limited Partnership v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-1913, South Carolina Court of Common Pleas, Berkeley County. On January 18, 2001, a lawsuit was filed for unpaid rents under a commercial lease of which the Company is a tenant on the lease, which expires June 2003. The leased premises had been used as the location of Ponderosa Bingo in Goose Creek, South Carolina. Because of construction projects at the Berkeley Square shopping center in the year 2000, tenants were denied the full use of the property. Ponderosa Bingo was subsequently moved to a new location in November 2000 and rent payments were terminated as of September 2000. The Company has asserted counterclaims against Berkeley Square Limited Partnership for loss of profits and other damages. The case is currently in the early discovery stage. The Company intends to vigorously defend this action. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston Lenrich Associates has brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease is Concessions Corp., a subsidiary of the Company and had been used as the location of the “Lucky II’ facility, which was closed in early 2000. The lease expires in February 2003. Because rental payments under the lease are currently in arrears, Lenrich Associates is seeking to enforce the guaranty against the Company. The Company’s liability under the guaranty is capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. The case is currently in the early discovery state. The Company intends to vigorously defend this action. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C. Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C.Properties II, Inc., a wholly owned subsidiary of American Bingo & Gaming Corp., obtained a sub-lease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties, which stated that S.C. Properties could terminate the sub-lease in the event video poker and bingo were legislatively prohibited from operating in the State of South Carolina. On June 30, 2000, video poker (“video games”) became illegal in South Carolina and S.C. Properties gave notice of termination. Brigham is suing for rent revenues not otherwise received in an undefined amount. S.C. Properties and the Company have filed a Motion to make the Complaint more definite and certain which stays the proceedings until the Motion is ruled upon. A hearing on the Motion is scheduled for March 14, 2001. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Littlefield Corporation v. Mims & Dye Enterprises; Pursuant to a coin machine agreement which was terminated in April 2000, Littlefield demanded a final accounting. When it was not forthcoming, the Company initiated binding arbitration (in accordance with the Agreement) by filing suit in Richland County, SC. Subsequently, settlement negotiations were initiated and the Company is awaiting receipt of final Settlement and Mutual Release Agreement documents signed by Mims.

On October 14, 1999, the South Carolina Supreme Court issued a ruling that declared the November 2, 1999 referendum unconstitutional, which was to allow South Carolina voters to decide whether or not video poker payouts should remain legal. As a result of and pursuant to this ruling, video poker payouts and the possession of amusement machines became illegal in South Carolina after June 30, 2000. The Company successfully removed all amusement machines and related equipment from South Carolina before June 30 and is actively pursuing the deployment of these units in other jurisdictions.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders of the Company during the fourth quarter of 2000. However, the results of the votes at the shareholders meeting during the second quarter were not previously reported. There were three propositions voted on at that meeting, held on May 31, 2000 at the Four Seasons Hotel in Austin, Texas. Proposition One was a vote for the election of directors that included Daniel W. Deloney, Gordon R. McNutt, and Jeffrey L. Minch. There were 2,418,345 votes FOR, none AGAINST, and 35,400 ABSTENSIONS. Proposition Two was to ratify the appointment of Sprouse & Winn, LLP as the Company’s independent auditors for 2000. There were 2,449,784 votes FOR, 660 AGAINST and 3,301 ABSTENSIONS Proposition Three was to change the name of the Company to Littlefield Corporation. There were 2,370,067 votes FOR, 42,560 AGAINST and 41,118 ABSTENSIONS. All propositions passed.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded on the NASDAQ Small Cap Market System under the symbol "LTFD". The following table shows the range of reported high and low closing bid prices for the Company's Common Stock for the periods indicated as reported on the NASDAQ Summary of Activity monthly reports.

Fiscal 2000:	High	Low	Fiscal 1999:	High	Low
First Quarter	$1 7/16	$ 11/16	First Quarter	$1 13/16	$1 5/16
Second Quarter	$1 13/16	$ 31/32	Second Quarter	$1 11/16	$ 3/4
Third Quarter	$2 3/16	$1 7/32	Third Quarter	$1 3/16	$ 25/32
Fourth Quarter	$2 2/16	$1 7/16	Fourth Quarter	$ 7/8	$ 9/16

Security Holders

As of March 21, 2001, the approximate number of record holders of the Company's Common Stock was 115 and the approximate number of beneficial shareholders was 2,800.

Dividends

The Company has never paid, and currently has no intention to pay, any dividends on its Common Stock. The Company paid a 7% annual dividend on a quarterly basis on its convertible preferred stock, which was fully converted to Common Stock by December 1998.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The year 2000 was a transition year for the Company with the cessation of video gaming in South Carolina on June 30 being the most important action affecting the Company’s financial performance. Other major comparisons of year 2000 results with 1999 were:
  the fire in Lubbock at one of the bingo halls in February of 2000, the opening of a competing bingo hall in Amarillo in the summer of 2000, the closing of an unprofitable hall in Mobile, Alabama,
  the strategic realignment of bingo operations in Charleston, South Carolina, the relocation of the corporate headquarters to Austin, Texas, the settlement of several lawsuits, and
  the accrual of a major judgment against the Company.

In the coming year, the Company is continuing to deploy video machines in locations in Alabama. The number of in service machines is currently at 285, with approximately another 215 to be placed in service during the year. Approximately 500 machines from South Carolina have been sold or traded in on new machines, as they were not suitable for use in Alabama. The machines that are located within the Company’s own bingo halls are doing very well. The Company is constantly monitoring each location for profitability to decide if a location should remain open. This segment of the Company’s business will be a much smaller portion of the total earnings than it has in past years.

The realignment of the Company’s bingo halls in South Carolina has made a very positive impact on operations. The net loss in 2000 alone over 1999 decreased by $588,000 and is projected to be profitable in the year 2001. Most of the growth in South Carolina bingo will come from the opening of several “C” bingo operations at the Company’s existing halls. In addition, if favorable legislation is passed in the state legislature, it could increase revenues on a “per hall” basis, by allowing more sessions per week to be played, and more income per session to be retained by the charities.

Alabama bingo growth in 2001 will come from the opening of a new start-up hall in Montgomery, projected to open in May 2001. The Company is using this new hall as a “showcase” for future expansion and renovations of all halls operated by the Company. A strong marketing effort will also be undertaken with the opening of the hall.

Texas bingo earnings should compare favorably to 2000 in the coming year with all halls in operating conditions. The Company is planning major improvements to several halls’ facilities and is targeting a marketing campaign to increase player loyalty and attendance. The Company also plans to open at least one new location in the latter part of the year.

Corporate overhead expenses, after one-time and nonrecurring charges, were reduced by approximately $1,183,000 in 2000 from 1999. This is expected to decrease even further in the year 2001 by as much as $500,000.

The Company spent considerable sums in 2000 to settle and eliminate several lingering lawsuits that came about by actions of the previous management. Legal fees should be substantially reduced as these lawsuits continue to get worked out, through negotiations, arbitration, settlements, and court judgments. The Company has accrued a total of $1,969,000 for legal expenses and settlements as of the end of 2000. The largest accrual was a result of a judgment for actual and punitive damages of $1,727,000 in a lawsuit that the Company plans to appeal to the South Carolina appellate court in 2001.

Results of Operations

Comparison of Fiscal 2000 to Fiscal 1999

The Company reported a net loss of approximately $1,600,000 for the year ended December 31, 2000 compared to a net loss of approximately $4,400,000 in 1999. The net loss in 2000 was mainly attributable to the accrual of a lawsuit judgment and other one-time and non-recurring expenses. Net income from operations (before other income and expenses and income taxes) in 2000, without unusual and nonrecurring expenses of approximately $423,000 was approximately $1,040,000, or 10.6% of gross revenues, compared to net income from operations in 1999 of approximately $219,000, or 1.6% of gross revenues, without unusual and nonrecurring expenses of approximately $4,386,000.

Broken down by segments, net income from bingo operations (Littlefield Entertainment) was approximately $1,236,000 in 2000 compared to approximately $582,000 in 1999. Video gaming (Littlefield Amusements) net income in 2000 was approximately $1,350,000 compared to a net loss of approximately $1,342,000 in 1999.

Revenues

Total revenues were approximately $9,800,000 in fiscal 2000 compared to approximately $13,100,000 in fiscal 1999, a decrease of $3,300,000. All of the decline can be attributed to the cessation of video gaming in June 2000 in South Carolina.

Broken down by segments, revenue from bingo operations (Littlefield Entertainment) was approximately $6,071,000 in 2000 compared to approximately $6,044,000 in 1999, an increase of $27,000. By geographic region, Texas bingo declined almost $300,000 as a result of the fire in Lubbock, and increased competition in Amarillo, from approximately $3,767,000 in 1999 to approximately $3,467,000 in 2000. South Carolina gross revenues increased almost $419,000, going from approximately $589,000 in 1999 to approximately $1,008,000 in 2000. Alabama bingo revenues declined $83,000 in 2000, going from approximately $1,686,000 to approximately $1,603,000. All of the decrease was attributable to closing the unprofitable bingo hall in Mobile. The Company’s highest grossing hall, located in Montgomery, Alabama, actually increased by approximately $53,000. Video gaming (Littlefield Amusements) revenue in 2000 was approximately $3,673,000 compared to approximately$7,064,000 in 1999. Littlefield Hospitality, newly acquired in late fiscal 2000, had gross revenues of $60,000.

Gross Margins

Gross margin in 2000 was approximately $2,802,000, or 29% of gross revenues, compared to approximately $3,163,000 in 1999, or 24% of gross revenues, an increase of almost 5%. This is a direct result of the cost cutting measures put in place in late 1999 to streamline actual operations.

Broken down by segments, gross margin in 2000 on bingo operations was approximately $1,238,000 (20% of revenues) compared to approximately $863,000 (14% of revenues) in 1999. Video gaming gross margins were approximately $1,564,000 in 2000, (42% of gross revenues) compared to approximately $2,300,000 (33% of gross revenues) in 1999.

General & Administrative Expenses

Corporate overhead expenses were approximately $2,185,000 in 2000, compared to approximately $7,331,000 in 1999, a reduction of $5,146,000. If all unusual and nonrecurring items were taken out in both years, expenses were approximately $1,762,000 in 2000 compared to approximately $2,944,000, a decrease of $1,182,000, a reduction of over 40%. Unusual and nonrecurring items for each year consisted of the following:

	2000	1999
Write-down of impaired and abandoned assets	$ -0-	$ 2,222,266
Severance and final compensation	217,018	982,122
Loan forgiveness	-0-	163,741
Contributions supporting a favorable outcome of the South Carolina Referendum	-0-	123,500
Provision for doubtful accounts and write-offs	127,588	894,602
Relocation expenses	78,809 __________	-0- __________
TOTAL UNUSUAL AND NONRECURRING ITEMS	$ 423,415 =========	$ 4,386,231 =========

Other Income and Expenses

Total interest and investment income for 2000 was about $249,000 compared to approximately $173,000 in 1999. Interest expense declined from approximately $245,000 in 1999 to approximately $93,000 in 2000. Other income and expenses were approximately $52,000 (income) in 2000, compared to $194 (expense) in 1999. (There were two unusual expense items in 2000 and one unusual income item in 1999. The expense items in 2000 were a write-off of abandoned assets of almost $724,000 related to closing three bingo halls in South Carolina, all the gaming arcades in South Carolina and a bingo hall in Mobile, Alabama, and a reserve for legal settlements of $1,853,000 related to several known litigation issues previously mentioned in this report. (See Item 3-Legal Proceedings). In 1999, there was a gain on a settlement with a related party for approximately $191,000.

The Company’s income tax expense for 2000 was $55 compared to approximately $394,000 in 1999, most of which was related to state income taxes. The Company currently has a net operating loss available for carryover on its federal income taxes in excess of $5,500,000.

Extraordinary Gain

There was an item of extraordinary gain in 2000 for almost $147,000 on settlements with equipment lessors, net of income taxes.

Liquidity and Capital Resources

Cash flow from operations was sufficient to fund all investment and financing activities, including the purchase of $2,088,060 of treasury stock, with the exception of the purchase of equity securities. The Company used approximately $612,000 of available cash to acquire securities available for sale. The Company is predicting that next year’s cash flow from operations will be sufficient to fund investing and financing activities.

The Company has reserved approximately $1,727,000 for a legal judgment that was rendered against the Company in February, 2001. The Company is planning to appeal the judgment at the appellate court in South Carolina and has reason to believe that the amount of the punitive damages will be reduced. At any rate, the cash payment is not predicted to occur until late 2002 or early 2003, and thus not affect cash flow in the year 2001.

The Company plans to use its cash on hand and cash generated from operations in 2001 to buy back additional shares of its stock at favorable prices, to make acquisitions of new bingo halls and other companies, to make leasehold improvements and renovations in its bingo operations, and to purchase the necessary equipment, furniture and fixtures to operate the new businesses. The Company plans to obtain bank financing, as well as seller financing, on new acquisitions when favorable terms can be obtained. The Company also plans to pay off the existing debt and capital leases on the gaming machines and is currently in the process of negotiating settlements with those note holders and lessors.

In addition, the Company may, from time to time, make purchases of securities available for sale in order to maximize investment income.

New Accounting Standards

The Company is complying with the “Audit Committee Disclosure” rule issued by the Securities and Exchange Commission, which was effective January 31, 2000. The rule deals primarily with requiring an independent auditor review the Company’s quarterly reports and requiring various audit committee reports in shareholder communications and the annual report.

Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Based upon current data the adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7 - Financial Statements

The independent auditors’ report, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.

Report of Sprouse & Winn, L.L.P.	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4-F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7-F-8
Notes to Consolidated Financial Statements	F-9-F-25

Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9 - Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act

In response to this item, the information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission no later than March 26, 2001, is incorporated herein by reference.

Item 10 - Executive Compensation

In response to this item, the information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission no later than March 26, 2001, is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

In response to this item, the information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission no later than March 26, 2001, is incorporated herein by reference.

Item 12 - Certain Relationships and Related Transactions

In response to this item, the information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission no later than March 26, 2001, is incorporated herein by reference.

Item 13 - Exhibits, Lists and Reports on Form 8-K

Exhibit	Description
3.1	Certificate of Incorporation of the Company dated September 8, 1994, as amended October 17, 1994, and further amended July 31, 1997 and August 13, 1998, and September 22, 1999 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

10.1*	Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.2*	Amended and Restated 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.3*	1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).
10.4*	Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.5*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.6*	American Bingo 7 Gaming Corp. Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on From 10-QSB filed by the Company on August 16, 1999, for the quarter ended June 30, 1999).

10.7*	Employment Agreement dated December 18,1997 with George M. Harrison, Jr., as amended February 25, 1998 and as further amended July 27, 1998 (incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-QSBB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.8*	Employment Agreement dated April 30,1998 with Andre Marc Hilliou (incorporated by reference to Exhibit 10.14 of the Quarterly Report on From 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.9*	Employment Agreement dated June 19, 1998 with Richard M. Kelley, as amended October 23, 1998 (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.10*	Employment Agreement dated September 28, 1998 with Marie T. Pierson (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-QSB filed by the Company on November 12, 1998 for the quarter ended September 30, 1998).

10.11*	Employment Agreement dated November 2, 1998 with Nancy Pollick (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.12*	Consulting Agreement dated November 9, 1998 with Michael W. Mims (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.13	Mutual Release and Settlement Agreement dated July 24, 1998 with L. Gregory Wilson (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-KSB filed by the Company on March 28, 2000).

10.14	Severance Agreement dated July 24, 1998 with L. Gregory Wilson (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-KSB filed by the Company on March 28, 2000).
10.15	Settlement Agreement, Compromise of Claims and Mutual Release dated February 26, 1999, by and among Gregory Wilson, Sally Stewart Wilson, Linda Bussey, the Linda Bussey Irrevocable Trust, Len Bussey, Barbara Wilson and the Company (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-KSB filed by the Company on March 28, 2000).

10.16	Promissory Note dated February 24, 1998, with George M. Harrison, Jr. (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.17	Promissory Note and Security Agreement dated June 4, 1998 with Michael W. Mims (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.18	Master Coin Machine Agreement dated November 9, 1998, by and among the Company, Gold Strike, Inc., Mims & Dye Enterprises, LLC, Michael W. Mims and Danny C. Dye(incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.19	Promissory Note dated November 9, 1998, between Gold Strike, Inc. and Mims & Dye Enterprises, LLC (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.20	Guaranty Agreement dated November 9, 1998 with Michael W. Mims and Danny C. Dye (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.21	Promissory Note dated February 18, 1999 between the Company and Mims & Dye Enterprises, LLC (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.22	Settlement Agreement dated January 27, 1997 with the State of Florida (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.23	Form of Stock Purchase Warrant used in connection with warrant grant to Gaines Berland, Inc., Peter Blum, Steven Blumberg and Lisa Evanchuk on February 6, 1998 (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.24	Form of Common Stock Purchase Warrant used in connection with issuance of Series A Convertible Preferred Stock to Plazacorp. Investments Limited, P.R.I.F. #4, David Heller and Sam Reisman on August 1, 1997 (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.25	Form of Registration Rights Agreement used in connection with issuance of Series A Convertible Preferred Stock to Plazacorp Investments Limited, P.R.I.F. #4, David Heller and Sam Reisman on August 1, 1997 (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.26*	Severance Agreement with James L. Hall dated July 1,1999 (incorporated by reference to Exhibit 10.26 of the Annual Report on From 10-KSB filed by the Company on March 28, 2000).
10.27*	Severance Agreement with George M. Harrison, Jr. dated July 2, 1999 (incorporated by reference to Exhibit 10.27 of the Annual Report on From 10-KSB filed by the Company on March 28, 2000).
10.28*	Severance Agreement with Andre M. Hilliou dated July 2,1999 (incorporated by reference to Exhibit 10.28 of the Annual Report on From 10-KSB filed by the Company on March 28, 2000).
10.29*	Severance Agreement with Michael W. Mims dated July 2,1999 (incorporated by reference to Exhibit 10.29 of the Annual Report on From 10-KSB filed by the Company on March 28, 2000).
10.30*	Severance Agreement with Grover C. Seaton III dated June 30,1999 (incorporated by reference to Exhibit 10.30 of the Annual Report on From 10-KSB filed by the Company on March 28, 2000).
10.31*	Severance Agreement with Richard M. Kelley dated July 2,1999 (incorporated by reference to Exhibit 10.31 of the Annual Report on From 10-KSB filed by the Company on March 28, 2000).
10.32*	Severance Agreement with Nancy J. Pollick dated July 2,1999 (incorporated by reference to Exhibit 10.26 of the Annual Report on From 10-KSB filed by the Company on March 28, 2000).
10.33*	Severance Agreement with Marie T. Peirson dated July 23,1999 (incorporated by reference to Exhibit 10.8 of the Quarterly Report on From 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

10.34*	Severance Agreement with Thomas M. Harrison dated September 17,1999 (incorporated by reference to Exhibit 10.9 of the Quarterly Report on From 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

10.35*	Severance Agreement with William W. Harrison dated September 17,1999 (incorporated by reference to Exhibit 10.10 of the Quarterly Report on From 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

10.36*	Employment Agreement effective as of September 21, 1999, with Jeffrey L. Minch. (incorporated by reference to Exhibit 10.36 of the Annual Report on From 10-KSB filed by the Company on March 28, 2000).
10.37*	Severance Agreement with Larry Kasufkin dated May 12, 2000.
21.1	Subsidiaries of the Company.
27.1	Financial Data Schedule (for SEC use only).
*	Denotes a management contract or compensatory plan or arrangement.

Reports on Form 8-K

There were two reports filed on Form 8-K during the quarter ended December 31, 2000:

Form 8-K filed on November 7, 2000 reported the purchase of Bingo Bonanza, a charitable bingo hall operation, in Goose Creek, South Carolina, from Beau Gators, Inc. for $150,000, on October 25, 2000, through the Company’s wholly owned subsidiary, Concessions, Inc.

Form 8-K filed on December 5, 2000 reported the purchase of Austin Tents & Events on November 20, 2000 for $250,000, through the Company’s newly formed and wholly owned subsidiary, Littlefield Hospitality, Inc.

Form 8-K filed on March 14, 2001 reported the lawsuit judgment of $1,727,000 awarded against the Company in the Coates/Collins South Carolina lawsuit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2001

LITTLEFIELD CORPORATION
(Registrant)
By: /s/ Jeffrey L. Minch
Jeffrey L. Minch
Vice Chairman of the Board, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Jeffrey L. Minch Jeffrey L. Minch	Vice Chairman of the Board, President and Chief Executive Officer	March 21, 2001
/s/Daniel W. Deloney Daniel W. Deloney	Chairman of the Board	March 21, 2001
/s/Gordon R. McNutt Gordon R. McNutt	Director	March 21, 2001
/s/Kathryn L. Scanlon Kathryn L. Scanlon	Secretary and Treasurer	March 21, 2001

LITTLEFIELD CORPORATION & SUBSIDIARIES

DECEMBER 31, 2000

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

.	INDEPENDENT AUDITORS’ REPORT	F-2

	FINANCIAL STATEMENTS: Consolidated Balance Sheet as of December 31, 2000	F-3

Consolidated Statements of Operations for the
	Years Ended December 31, 2000 and 1999..............................	F-4-F-5

Consolidated Statements of Stockholders’ Equity for the
	Years Ended December 31, 2000 and 1999..............................	F-6

Consolidated Statements of Cash Flows for the
	Years Ended December 31, 2000 and 1999..............................	F-7-F-8

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9-F-25

INDEPENDENT AUDITORS' REPORT

Board of Directors
Littlefield Corporation

We have audited the accompanying consolidated balance sheet of Littlefield Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

Sprouse & Winn L.L.P.

Austin, Texas
January 26, 2001

Littlefield Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2000
ASSETS

Current Assets:
Cash and cash equivalents	$ 3,504,372
Accounts receivable, net of allowance for doubtful accounts of $0	397,210
Equity Securities, available for sale	630,916
Other prepaid expenses	136,633
Total Current Assets	4,669,131

Property and Equipment – at cost, net of accumulated depreciation and amortization	3,358,026

Other Assets:
Notes receivable	54,964
Intangible assets, net	3,471,202
Other non-current assets	276,542
Total Other Assets	3,802,708

TOTAL ASSETS	$11,829,865 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable – current portion ($109,312 to related parties)	$ 540,888
Capital leases payable – current portion	135,163
Trade accounts payable	220,207
Reserve for legal fees & settlements	1,968,659
Accrued expenses and other current liabilities	233,686
Total Current Liabilities	3,098,603

Long-term Liabilities:
Notes payable, net of current portion ($38,443 to related parties)	127,324
Total Long-term Liabilities	127,324
Total Liabilities	3,225,927

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,177,290 shares, outstanding 8,020,024 shares)	10,177
Additional paid-in-capital	23,715,699
Treasury stock – 2,157,266 shares, at cost	(2,690,808)
Accumulated other comprehensive income	11,654
Accumulated deficit	(12,442,784)
Total Stockholders' Equity	8,603,938

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,829,865 =========

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	1999
REVENUES:
Entertainment	$6,071,480	$ 6,043,502
Amusements & Other	3,736,270	7,063,707
TOTAL REVENUES	9,807,750	13,107,209

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	832,447	999,539
Rent and utilities ($31,000 and $105,240, respectively to related parties)	2,026,420	2,138,656
Other direct operating costs	1,326,982	2,109,729
Depreciation and amortization	2,032,483	2,681,612
License expense	786,942	2,014,462
TOTAL COSTS AND EXPENSES	7,005,274	9,943,998

GROSS MARGIN	2,802,476	3,163,211

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	741,576	1,392,116
Legal and accounting fees	367,974	913,089
Depreciation and amortization	68,917	35,394
Other general and administrative ($48,000 and $0 to related parties)	583,340	603,817
Unusual and nonrecurring items:
Write-down/off of impaired assets	---	2,222,266
Severance and final compensation	217,018	982,122
Loan forgiveness	---	163,741
Contributions supporting a favorable outcome of the
South Carolina Referendum	---	123,500
Provision for doubtful accounts and write-offs	127,588	894,602
Relocation expenses	78,809	---
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,185,222	7,330,647

OPERATING INCOME (LOSS)	617,254	(4,167,436)
OTHER INCOME AND EXPENSES:
Interest and investment income	248,614	172,812
Interest expense ($16,247 and $23,983 respectively to related parties)	(92,611)	(245,340)
Write-off of abandoned assets	(723,640)
Gain on settlement with a related party, net of legal expenses of $100,000	---	191,127
Reserve for legal settlements	(1,853,433)	---
Other income and (expense)	51,896	(194)
TOTAL OTHER INCOME AND EXPENSES	(2,369,174)	118,405

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,751,920)	(4,049,031)
PROVISION FOR INCOME TAXES	55	394,271
NET LOSS BEFORE EXTRAORDINARY GAIN	$(1,751,975)	$(4,443,302)
Extra-ordinary gain on settlement with equipment lessors, net of income taxes of $93,974	146,986	---
NET LOSS	$(1,604,989)	$(4,443,302)
OTHER COMPREHENSIVE INCOME, Net of Tax of $7,450
Unrealized gain on available for sale securities, less reclassification adjustments for gains included in net income of $-0- for 2000 and 1999 respectively	11,654	---
NET COMPREHENSIVE LOSS	$(1,593,335) =========	$(4,443,302) =========

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Years Ended December 31,
	2000	1999
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary gain	$ (.21)	$ ( .46)
Basic extraordinary gain on settlement with equipment lessors	.02	---
Basic earnings (loss) per share	$ (.19) =======	$ ( .46) =======

Diluted earnings (loss) per share before extraordinary gain	$ (.21)	$ ( .46)
Diluted extraordinary gain on settlement with equipment lessors	.02	---
Diluted earnings (loss) per share	$ (.19) =======	$ ( .46) =======

Weighted average shares outstanding – basic	8,287,349	9,585,376

Weighted average shares outstanding – diluted	8,287,349	9,585,376

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	-Common Stock-		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
Description	Shares	Value	Capital	Stock	Deficit	Income	Total
Balance at December 31, 1998	9,618,282	$ 9,850	$23,166,076	$ (686,399)	$ (6,394,493)	$ ---	$16,095,034
Issuance of common stock pursuant to Employee Stock Purchase Plan	2,308	2	2,998				3,000

Exercise of employee stock options	325,400	325	487,975				488,300

Settlement agreement with former president, Greg Wilson, and members of his family, Regarding the reimbursement of founders stock and the surrender of common shares	(35,000)		1,300	(45,938)			(44,638)

Repurchase of common stock under stock buyback program	(100,000)			(71,750)			(71,750)

Net loss for the year ended 12/31/99					(4,443,302)		(4,443,302)

Balance at December 31, 1999	9,810,990	$10,177	$23,658,349	$ (804,087)	$(10,837,795)	$ ---	$12,026,644

Issuance of treasury stock pursuant to employee and director compensation plan	167,734		57,350	201,339			258,689

Repurchase of common stock under stock buyback program	(1,958,700)			(2,088,060)			(2,088,060)

Comprehensive income for the year ended 12/31/00						11,654	11,654

Net loss for the year ended 12/31/00					(1,604,989)		(1,604,989)

Balance at December 31, 2000	8,020,024 =======	$10,177 =======	$23,715,699 =======	$(2,690,808) =======	$(12,442,784) =======	$11,654 =======	$ 8,603,938 =======

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,604,989)	$(4,443,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation amortization	2,101,400	2,717,006
Loss on and disposal of fixed and intangible assets	723,640	---
Write-off of long-lived assets	---	2,222,266
Gain on disposal of property and equipment	(29,582)	---
Provision for uncollectible receivables	---	1,727,158
Compensation on exercise of employee stock options	---	176,719
Extra-ordinary gain on settlement with equipment lessors	(146,986)	---
Compensation paid with treasury stock	258,689	---
Gain on receipt of treasury stock	---	(45,938)
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	230,163	(690,912)
Prepaid licenses	1,394,308	(19,740)
Other prepaid expenses and current assets	(281,686)	254,093
Trade accounts payable	156,505	(76,613)
Accrued expenses and other current liabilities	1,593,021	108,972
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,394,483	1,929,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	(611,812)	---
Property and equipment expenditures	(1,478,553)	(904,081)
Collections of notes receivable	---	92,394
Purchase of goodwill	(208,650)	---
Purchase of bingo licenses	(86,470)	---
Proceeds from sale of property and equipment	82,877	27,063

NET CASH USED IN INVESTING ACTIVITIES	(2,302,608)	(784,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(48,000)	(420,902)
Payments on notes payable	(441,386)	(1,056,722)
Proceeds from notes payable	125,000	---
Purchase of treasury stock	(2,088,060)	(71,750)
Proceeds from issuance of common stock for employee stock purchase plan	---	3,000
Proceeds from option exercises	---	311,531
Proceeds from founders shares	---	1,300

NET CASH USED IN FINANCING ACTIVITIES	(2,452,446)	(1,233,543)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(360,571)	(88,458)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,864,943	3,953,401

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,504,372 ==========	$ 3,864,943 ==========

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
	2000	1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest
	$ 46,354 =======	$245,340 =======

Income taxes
	$ 60,434 =======	$306,203 =======

Non-cash transactions:

Stock for compensation	$258,869 =======	$ --- =======

Acquisition of property and equipment in exchange for notes payable
	$ 31,665 =======	$434,415 =======

Acquisition of equipment in exchange for capital lease obligation
	$ --- =======	$ 66,098 =======

Forgiveness of debt with equipment lessors
	$146,986 =======	$ -0- =======

See notes to consolidated financial statements.

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Littlefield Corporation actively participates in the non-casino amusement arcade market and U.S. charitable bingo market. The Company’s corporate headquarters is located in Austin Texas, and the Company operates primarily through wholly owned subsidiaries in Texas, South Carolina and Alabama. The Company generates its revenues from amusement arcade operations in Alabama, and bingo centers in all three states. Through an acquisition in November 2000, the Company entered into the tent rental and event planning market in Texas.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Littlefield Corporation and its subsidiaries (herein collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated on consolidation.

Reclassifications:

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

Accounts Receivable:

Accounts receivable consist of amounts due from charitable organizations that conduct bingo events at the Company’s various bingo centers, and are generally payable within one month of the event. Receivables also include rent due from operators of concessions located within bingo centers. Tent rental receivables are due from businesses, individuals and non-profit organizations and are generally due immediately after the event. Accounts receivable are not secured. Management provides an allowance for doubtful accounts, which reflects its estimate of the uncollectible receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of receivables, net of allowance for doubtful accounts, at the balance sheet date.

Property and Equipment:

The cost of equipment, furniture and fixtures is depreciated over the estimated useful lives of the assets ranging from two to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives. The buildings are amortized over thirty-nine years, which approximates their estimated useful lives. Building improvements are amortized over their estimated useful lives ranging from seven to fifteen years. Upon sale, retirement or abandonment of assets, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in income. Repairs and maintenance expenditures, which do not extend asset lives, are expensed as incurred.

Intangible Assets:

Intangible assets, which primarily consist of goodwill, bingo licenses and non-compete covenants resulting from the acquisition of bingo entities, are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their recorded values. Goodwill, which represents the excess of the cost of assets acquired over the fair market value of those tangible assets on the date of their acquisition, is amortized over various periods ranging from three to ten years, consistent with the estimated useful life of the goodwill. Non-compete covenants are amortized over the periods of the stated benefits, ranging from one to five years, and are monitored for contractual compliance. If the projected undiscounted future cash flows related to the intangible assets are less than the recorded value, the intangible asset is written down to fair value.

Revenue Recognition:

The Company generates revenues from the following sources:

(i) Bingo:

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

(ii) Amusement Arcades:

Amusement arcade revenues are recorded from the net “handle” of the Company’s video gaming machines. The net “handle” is the total player spend less prizes paid by the machines. Arcade revenues are derived from video gaming machines in bingo centers and freestanding locations. A small portion of revenues are split with operators of freestanding locations. Arcade revenues can vary depending on customer attendance and spending, games available, and the timing of prize payouts, which occur at random.

(iii) Other:

Other revenues are earned from tent rentals and event planning fees, concessions, vending machines, bingo supplies, pool tables and jukebox proceeds, and other sources.

Income Taxes:

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases and financial reporting carrying amounts of assets and liabilities. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the “more-likely-than-not” recognition criteria.

Per Share Data:

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

Stock Based Compensation:

The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) requires companies that continue to use APB 25 to account for its stock-based compensation plan to make proforma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied (see Note 12).

Comprehensive Income:

The Company has other comprehensive income related to unrealized gains and losses on available for sale securities.

New Accounting Standards:

The Securities and Exchange Commission has adopted new rules and amendments to require an independent auditor review of the companies financial information prior to the companies filing of their Quarterly Report on Form 10-QSB with the Commission and to require that companies include in their proxy statements certain disclosures about audit committees and reports. The review of financial information by the independent auditor was effective for fiscal quarters ending on or after March 31, 2000.

NOTE 2 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

On October 21, 1999 the South Carolina Supreme Court held that a referendum on video gaming was unconstitutional. The decision effectively caused an end to video gaming in South Carolina on June 30, 2000. As a result, the Company was able to restructure approximately $500,000 in notes and capital lease payables for approximately one-half of the total amount. An additional $676,000 is still under negotiation.

During the second quarter of 1999 the Company accepted the resignations of six members of its Board of Directors and several members of the management team.

During the first quarter of 2000, one bingo hall in South Carolina was closed for non-performance.

Also in the first quarter of 2000 there was a fire in a bingo hall in Lubbock, Texas. The hall was closed for three months during the rebuilding process.

On June 15, 2000 the Company changed its name from American Bingo and Gaming Corp. to Littlefield Corporation. Its trading symbol on the NASDAQ changed from “BNGO” to “LTFD”.

During the second quarter of 2000 the Company relocated their corporate headquarters from Columbia, South Carolina, to Austin, Texas. No existing personnel were moved in this relocation effort.

In the third quarter of 2000 all video gaming employees in South Carolina were laid off and the video operations closed. All machines were relocated to a warehouse in Alabama. Some of the machines were redeployed to new locations in Alabama and retrofitted as redemption machines to award gift certificates instead of cash.

Also in the third quarter of 2000, two bingo halls in Charleston, South Carolina and one in Mobile, Alabama were closed for non-performance. Another bingo hall was purchased in Charleston, South Carolina for $150,000. The fair value of assets acquired and liabilities assumed included net operating assets of $25,648 and goodwill of $124,352. The acquisition has been accounted for under the purchase method of accounting.

In the fourth quarter of 2000, the Company purchased a tent rental and event planning business called Austin Tents and Events for $250,000, which included $125,000 cash and a seller note for $125,000. The fair value of assets acquired and liabilities assumed included net operating assets of $250,000. The acquisition has been accounted for under the purchase method of accounting.

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at December 31, 2000 consists of the following:

Land	$ 189,671
Buildings	381,342
Building and leasehold improvements	2,453,350
Amusement arcade machines and bingo equipment	3,124,927
Equipment, furniture and fixtures	1,154,252
Automobiles	233,430
7,536,972
Less: Accumulated depreciation and amortization	(4,178,946)

Property and equipment, net	$3,358,026 =========

Property and equipment at December 31, 2000 includes approximately $1.3 million of assets held under capital leases and related accumulated amortization of $724,000. Related amortization expense charged to operations for the years ended December 31, 2000 and 1999 was approximately $216,000 and $216,000, each year.

Depreciation and amortization expense charged to operations for the years ended December 31, 2000 and 1999 was $1,200,666 and $1,910,681, respectively.

NOTE 4 - INTANGIBLE ASSETS.

Intangible assets at December 31, 2000 consists of the following:

Goodwill	$5,307,397
Covenants not to compete	385,000
Bingo licenses	249,720
5,942,117
Less: Accumulated amortization	(2,470,915)

Intangible assets, net of accumulated amortization	$3,471,202 =========

Amortization expense charged to operations for the years ended December 31, 2000 and 1999 was $900,734 and $806,325, respectively.

NOTE 5 - WRITE-OFFS AND CHARGES.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (“SFAS 121”), the Company recognizes impairment losses when facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is recognized and measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.

The Company recorded approximately $423 thousand and $4.4million in 2000 and 1999, related to asset write-downs, video gaming machine impairment losses, future operating lease obligations on idle or unprofitable bingo centers, and other unusual charges. In October, 1999 the South Carolina Supreme Court ruled the video gaming referendum to be unconstitutional. As a result, video gaming in that state ceased on June 30, 2000. The Company has recorded a charge to operations of $2.2 million in 1999 for the impairment of assets associated with its video gaming machines. The carrying value of these assets has been adjusted to an amount that the Company has determined is reasonably realizable on December 31, 1999.

Asset write-offs recorded in accordance with SFAS 121 consist of the following:
	2000	1999
Impairment losses related to video gaming machines	$ ---	$2,222,266
Total asset write-offs	---	2,222,266

Other significant unusual charges recorded include the following:
Severance, reorganization and merger expenses associated with the change in personnel at the Board and Management levels, the combining of company operations, the termination of investor relations, legal and accounting relationships and the reduction of administrative expenses	295,827	982,122
Uncollectible receivables, deposits and incorrectly accounted for license expense amortization	---	163,741
Provision for doubtful accounts and write-offs	127,588	894,602
Costs associated with the Referendum, previously capitalized costs and state income tax issues	---	123,500

Total other significant charges	423,415	2,163,965

Total unusual charges	$423,415 =======	$4,386,231 ========

NOTE 6 - NOTES PAYABLE.

Notes payable at December 31, 2000 consist of the following:

Installment note payable to a third party, due in monthly installments of $13,570, including interest at 13.6%, maturing January 2001, secured by certain equipment	151,538

Installment note payable to a third party, due in monthly installments of $17,642, including interest at 13.5%, maturing February 2001, secured by certain equipment	212,254

Installment note payable to a third party, due in two annual installments of $62,500, plus interest at 10.5%, maturing November 2002, secured by a bank letter of credit and certificate of deposit	125,000

Installment note payable to a third party, due in monthly installments of $660, including interest at 8.995%, maturing December 2005, secured by an automobile	31,665

Installment note payable to a related party, due in monthly installments of $9,765, including interest at 8%, maturing May 2002	147,755
668,212
Less current installments	(540,888)
Notes payable, net of current portion	$ 127,324 ========

Principle payments on notes payable for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,
2001	$540,888
2002	106,720
2003	6,319
2004	6,911
2005	7,374
Thereafter	---
$668,212 =======

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES.

The Company has entered into obligations under capital leases totaling $1,235,812. The capital lease obligations are due in monthly and quarterly installments ranging from $991 to $57,450, including interest at 11.67% to 11.85%, and final maturity of July 2001.

Future minimum payments due under capital lease obligations are as follows:

Years Ending December 31,
2001	$189,423
Total future minimum lease payments	189,423
Less amount representing interest	(54,260)
Present value of minimum lease payments	135,163
Less current installments	(135,163)
Obligations under capital leases, net of current portion	$ --- ========

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS.

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.

The carrying amount and fair value of notes receivable and notes payable at December 31, 2000 are as follows:

	Carrying Amount	Fair Value
Notes receivable	$ 54,964	$ 54,964
Capital leases payable	135,163	135,163
Notes payable	668,212	668,212

The fair values of the Company’s fixed rate notes receivable and notes payable have been estimated based upon relative changes in the Company’s borrowing rates since origination of the fixed rate debt.

NOTE 9 - INCOME TAXES.

A reconciliation of the expected federal income tax (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 2000 and 1999 is as follows:
	2000	1999
Expected income tax (benefit)	$(595,653)	$(1,376,671)
Amounts not deductible for federal income tax purposes	1,662	43,459
State income taxes, net of federal income tax	66,976	260,218
Effect of change in 2000 and 1999 net operating loss	85,410	536,331
Change in valuation allowance	543,084	930,934
	$ 101,479 ========	$ 394,271 ========

The provision for income taxes consists of the following:
	2000	1999
Current year income taxes:
Federal	$93,974	$134,053
State	55	260,218
Deferred income taxes:
Federal	7,450	---
State	---	---
	$101,479 =========	$394,271 =========

Deferred tax assets and liabilities as of December 31, 2000 are as follows:

Current deferred tax asset	$ ---
Current deferred tax liability	---
Valuation allowance for current deferred tax asset	---
Net current deferred tax asset	$ --- =======

Non-current deferred tax asset	$4,416,203
Non-current deferred tax liability	---
Valuation allowance for non-current deferred tax asset	(4,416,203)
Net non-current deferred tax asset	$ --- ========

The non-current deferred tax asset results from differences in amortization of goodwill and the non-compete agreements, and asset write-off and reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses.

At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $5.2 million that begin expiring in the year 2009. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 10 – STOCKHOLDERS’ EQUITY.

The Company issued 2,308 shares of its common stock in January 1999 pursuant to purchases under the Company’s Employee Stock Purchase Plan. These shares were issued at the existing fair market value of $2.31 per share and the Company recognized $3,000 in equity proceeds.

The Company issued 325,400 shares of its common stock in January 1999 pursuant to employee stock option exercises. Options shares of 325,000 were exercised and issued at $.95625 per share, and 400 option shares were exercised and issued at $2.00 per share, netting $311,581 in equity proceeds for the Company and $176,719 in compensation expense.

In March 1999 the Company recognized $1,300 in equity proceeds for the reimbursement of founders shares.

In June 1999 the Company received 35,000 shares from former President Greg Wilson and members of his family in connection with the settlements of lawsuits and other issues between the parties. These shares have been accounted for as treasury stock.

The Company has repurchased 2,058,700 shares of its common shares for $2,159,810 under the current stock buyback program. The average price to repurchase these shares was $1.05 and at December 31, 2000 the Company holds 2,157,266 treasury shares.

In 2000, the company issued 167,734 treasury shares as compensation for employees and directors at a value of $258,689. The average price of these issued shares was $1.54.

NOTE 11 - EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings (loss) per share is as follows:

	Years ended December 31,
	2000		1999
Numerator:	Basic	Diluted	Basic	Diluted
Net income (loss) before extraordinary gain	$(1,751,975)	$(1,751,975)	$(4,443,302)	$(4,443,302)
Extraordinary gain on settlement with equipment lessors	146,986	146,986	---	---
Net income (loss) available to common stockholders	$(1,604,989) =========	$(1,604,989) =========	$(4,443,302) =========	$(4,443,302) =========
Denominator:
Weighted average shares outstanding	8,287,349 =========	8,287,349 =========	9,585,376 =========	9,585,376 =========
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,287,349 =========	8,287,349 =========	9,585,376 =========	9,585,376 =========
Earnings (loss) per share before extraordinary item	$ (.21)	$ (.21)	$ (.46)	$ (.46)
Extraordinary gain on settlement with equipment lessors	.02	.02	(.00)	(.00)
Earnings (loss) per share	$ (.19) =========	$ (.19) =========	$ (.46) =========	$ (.46) =========

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION.

The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock options. At December 31, 2000, the Company has implemented four shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 2,000,000 common shares over ten years from the date of each plan’s approval. At December 31, 2000, a total of 757,100 options are outstanding under these plans. An additional 100,000 options for shares are outstanding to non-employees outside of these plans as of the end of 2000.

	Employee Stock Plans		Other Compensatory		Combined Total
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options
Outstanding at 12/31/98	1,175,600	$2.43	141,525	$4.00	1,317,125

Granted	51,500	1.50	---	---	51,500
Other	---	---	15,000	5.50	15,000
Exercised	(325,400)	.96	---	---	(325,400)
Forfeited	(144,600)	2.75	---	---	(144,600)
Outstanding at 12/31/99	757,100	3.11	156,525	4.46	913,625

Forfeited	---	---	(56,525)	5.50	(56,525)
Outstanding at 12/31/00	757,100 ========	$3.08 ========	100,000 ========	$3.88 ========	857,100 ========

The fair value of options issued during 1999 and 1998 were $56,769 and $1,305,753, respectively.

The following table summarizes information about options outstanding at December 31, 2000 and 1999 under the Employee Stock Plan:

Options Outstanding	Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

2000:	$1.49-$5.00	757,100	2.7 years	$3.08	740,897	$3.07
1999:	$1.49-$5.00	757,100	3.7 years	$3.11	645,100	$3.01

The following table summarizes information about other compensatory stock options outstanding at December 31, 2000 and 1999

Options Outstanding	Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

2000:	$3.88	100,000	3.1 years	$3.88	100,000	$3.88
1999:	$3.88-$5.50	156,525	2.7 years	$4.46	156,525	$4.46

The options granted in 1999 and 1998 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the consolidated financial statements. Had compensation cost for the Company’s stock options been determined consistent with FASB statement No. 123, “Accounting for Stock Based Compensation”, the Company’s net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

		2000	1999
Net (loss)	As reported	$(1,604,989)	$(4,443,302)
	Proforma	$(1,741,589)	$(4,717,467)

Basic (loss) per share	As reported	$ (.19)	$ (.46)
	Proforma	$ (.21)	$ (.49)

Diluted (loss) per share	As reported	$ (.19)	$ (.46)
	Proforma	$ (.21)	$ (.49)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were for grants in 1999; dividend yield of 0%, expected volatility of 80%, risk free interest rates of 6.125%, and an expected life of 6.5 years. The following assumptions were used for grants in 1998; divided yield of 0%, expects volatility of 84%, risk free interest rates estimated at 6%, and an expected life of 3 years.

NOTE 13 - RELATED PARTY TRANSACTIONS.

An entity owned and managed by one person who is a shareholder and former director of the Company and a second person who is a shareholder of the Company entered into a three year Agreement with the Company in November 1998 to operate the Company’s non-route video gaming operations at eight video gaming machine centers. In connection with this Agreement, the Company entered into a lease or sublease with the operator at seven of the eight video gaming machine centers and receives rental income from the operator for the use of these locations. On October 23, 1999, the Company renegotiated this Agreement and received all net proceeds from the operations of the video gaming machine centers through the first quarter of 2000. Afterwards, the agreement was terminated.

In July 1999, the Company entered into a contract with a person who is a shareholder and former director of the Company to manage and supervise the Company’s bingo operations in South Carolina. They terminated this arrangement effective October 23, 1999 and the Company is now managing and supervising the South Carolina bingo operations.

Promissory notes receivable from related parties totaled $0 and $123,000 for the years ended December 31, 2000 and 1999. Interest income related to these notes recorded by the Company was $0 and $9,200, respectively.

In March 1998 the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the years ended December 31, 2000 and 1999, the Company recognized $16,247 and $23,983 of interest expense to this obligation.

The Company sub-leases office space for its corporate headquarters in Austin, Texas from a major shareholder, director and officer of the company. The amount paid in 2000 and 1999 was approximately $48,000 and $0 respectively.

In December 1997, as a part of the Company’s acquisition of Darlington Music Co., Inc, the Company assumed a related party lease for an office and game machine warehouse facility. The lease was by and between the Company and a former Company Director and Officer, and two immediate family members of the related party. The lease originated on January 15, 1990 for a 15 year term with monthly rental payments of $3,500. For the years ended December 31, 2000 and 1999, the Company has expensed $21,000 and $42,000 for rental payments each year to the related parties under this lease. The lease was terminated with the cessation of gaming in South Carolina on June 30, 2000.

On November 9, 1998, the Company reorganized its South Carolina video gaming operations by entering into a three year Agreement with an operator, effectively outsourcing the operations of the Company’s non-route video gaming operations at eight video gaming machine centers. The operations were owned and managed by a shareholder and former officer, Director and employee of the Company, and a second shareholder and former employee of the Company. In addition, at seven of the eight centers, the Company had entered into a lease or a sublease with the operator which provided for the monthly payment of rent by the operator. Under the Agreement, the Company retained ownership of the underlying video gaming machines and all related assets. In connection with the execution of the Agreement, the Company loaned $80,000 to the operator, due in full, with interest accruing at prime-plus 2%, due upon maturity in May 1999. Interest income recorded by the Company during 1999 totaled $11,400 and the note has been timely satisfied.

In June 2000, the Company entered into a warehouse lease agreement for 12,000 sq. ft. of storage space with a partnership owned by two Company employees. The lease has a two-year term and the rate is $2,000 per month. The warehouse is being used to store amusements machines that the Company was forced to move out of South Carolina, as discussed earlier, and as a technical center to deploy amusement machines in other jurisdictions.

NOTE 14 – COMMITMENTS AND CONTINGENCIES.

(a) Operating Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

Year Ending December 31,	Minimum Rentals
2001	$1,419,525
2002	1,044,006
2003	608,252
2004	353,966
2005 and thereafter	428,900
Total minimum annual rentals	$3,854,649 =========

Rent expense for the years ended December 31, 2000 and 1999 amounted to approximately $1.7 million in each year.

(b) Legal:

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously. There can be no assurance of this result and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

State of Florida v. 959 Hall for Hire, Inc. and 6323 Hall for Hire, Inc. Case No.: 95-2943 F, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida; State of Florida, Office of the Attorney General v. 959 Hall for Hire, Inc., 6323 Hall for Hire, Inc., and American Bingo and Gaming, Case No. 95-4278, Circuit Court of the Twelfth Judicial Circuit Court in and for Manatee County, Florida. These proceedings relate to the criminal investigation undertaken by the Florida State Attorney General’s Office with respect to the bingo centers acquired by the Company from Phillip Furtney as discussed above. In January of 1997, the Company and the State of Florida settled all matters regarding the Company’s previous ownership and operation of these bingo centers.

Additionally, in light of the recent Florida Supreme Court decision in Department of Legal Affairs v. Bradenton Group, Inc., 23 FL, Weekly, S485 (Fla, September 24, 1998), the Company filed a Petition for Coram Nobis in the State of Florida criminal and civil cases to withdraw its settlement pleas in these cases or, in the alternative, agree to strike those portions of the State Plea Agreements which prohibit the Company from carrying out lawful business operations in the State. The District Court denied the Company’s Petition and the Company is appealing this decision. The Court of Appeals has not issued a decision as of December 31,2000. The Company plans to pursue this course of action vigorously, but the likelihood of success is unpredictable.

Joan Caldwell Johnson, et al v. Collins Music Company, et al, Civil Action No. 3:97-22136-17, United States District Court for the District of South Carolina, Columbia. In November 1997, one of the Company’s subsidiaries was named a defendant (among many other amusements operators) in a purported class action brought by Plaintiffs allegedly arising out of fraudulent and unlawful promotion and operation of video gambling devices. Plaintiffs filed a Motion to Amend the Complaint to add the Company and several Company subsidiaries as Defendants. As of this date, the Company and its named subsidiaries have yet to be added to this lawsuit and the present status of this case is merely one of threatened litigation. There have been settlement discussions with Plaintiffs counsel for the purported class but the settlement demand was unreasonable. If the Company and its subsidiaries were added to this case, the case would be litigated to the fullest extent possible. In the event that Plaintiffs were to prevail on their claims, the range of potential loss could exceed several million dollars because the Plaintiffs seek to recoup all profits Defendants made from 1991 through the present. The Company believes that this action is completely without merit and will defend itself vigorously. If this case were to be decided against the Company, it would likely have a material adverse effect on the financial position and operations of the Company.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff seeks actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believes that this lawsuit is completely without merit and the Company participated in a two-day trial on September 18 and 19, 2000. A judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company plans to appeal this decision with the South Carolina appellate court. The total amount of the award has been accrued for in the financial statements.

Berkeley Square Limited Partnership v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-1913, South Carolina Court of Common Pleas, Berkeley County. On January 18, 2001, a lawsuit was filed for unpaid rents under a commercial lease of which the Company is a tenant on the lease, which expires June 2003. The leased premises had been used as the location of Ponderosa Bingo in Goose Creek, South Carolina. Because of construction projects at the Berkeley Square shopping center in the year 2000, tenants were denied the full use of the property. Ponderosa Bingo was subsequently moved to a new location in November 2000 and rent payments were terminated as of September 2000. The Company has asserted counterclaims against Berkeley Square Limited Partnership for loss of profits and other damages. The case is currently in the early discovery stage. The Company intends to vigorously defend this action. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston Lenrich Associates has brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease is Concessions Corp., a subsidiary of the Company and had been used as the location of the “Lucky II’ facility, which was closed in early 2000. The lease expires in February 2003. Because rental payments under the lease are currently in arrears, Lenrich Associates is seeking to enforce the guaranty against the Company. The Company’s liability under the guaranty is capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. The case is currently in the early discovery state. The Company intends to vigorously defend this action. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C.Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C.Properties, a wholly owned subsidiary of American Bingo & Gaming Corp., obtained a sub-lease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties which stated that S.C. Properties could terminate the sub-lease in the event video poker and bingo were legislatively prohibited from operating in the State of South Carolina. On June 30, 2000, video poker (“video games”) became illegal in South Carolina and S.C. Properties gave notice of termination. Brigham is suing for rent revenues not otherwise received in an undefined amount. S.C. Properties and the Company have filed a Motion to make the Complaint more definite and certain which stays the proceedings until the Motion is ruled upon. A hearing on the Motion is scheduled for March 14, 2001. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Littlefield Corporation v. Mims & Dye Enterprises; Pursuant to a coin machine agreement which was terminated in April 2000, Littlefield demanded a final accounting. When it was not forthcoming, the Company initiated binding arbitration (in accordance with the Agreement) by filing suit in Richland County, SC. Subsequently, settlement negotiations were initiated and the Company is awaiting receipt of final Settlement and Mutual Release Agreement documents signed by Mims.

On October 14, 1999, the South Carolina Supreme Court issued a ruling that declared the November 2, 1999 referendum unconstitutional, which was to allow South Carolina voters to decide whether or not video poker payouts should remain legal. As a result of and pursuant to this ruling, video poker payouts and the possession of amusement machines became illegal in South Carolina after June 30, 2000. The Company successfully removed all amusement machines and related equipment from South Carolina before June 30, 2000 and is actively pursuing the deployment of these units in other jurisdictions.

(c) Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock. On February 8, 2000 the Company amended the stock repurchase program to permit the purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous. The amount was subsequently increased to 3,000,000 shares. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company’s discretion. In 2000, in conjunction with this repurchase program, the Company acquired 1,958,700 shares at a cost of $2,088,060. In 1999, the Company acquired 100,000 shares at a cost of $71,750. Any shares so repurchased will be held as treasury shares and be available for general corporate purposes.

(d) Concentration of Credit Risk:

The Company maintains its cash in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2000, cash in banks exceeds FDIC coverage by $1,004,678.

(e) Certificate of Deposit-Pledged:

Included in other non-current assets is collateral for a letter of credit in the form of a certificate of deposit in the amount of $125,000. A note payable in the amount of $125,000 is secured by the letter of credit.

(f) Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan that enables certain employees to defer receipt of a portion of their compensation. Contributions to the plan are at the discretion of management and vest over two years after the stock reaches certain price levels. At December 31, 2000, the Company had no liability related to this plan.

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

The Company’s Chief Operating Decision Maker ("CODM"), the Chairman and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that depreciation and amortization are allocated to each segment from functional department totals based on certain assumptions which include, among other things, revenues. Also, the Company's CODM does not view segment results below operating profit (loss), therefore, net interest income, other income, and the provision for income taxes are not broken out by segment below.

The Company’s amusement arcade segment represents operations of the Company’s video gaming machines in South Carolina and Alabama and concession income at those locations. The entertainment segment encompasses bingo center services in Texas, Alabama, and South Carolina provided to charitable organizations and their related concessions income. The hospitality segment is new in 2000 and was only in operation for one month. It includes income from tent rentals and event planning fees. These segments were identified based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services.

A summary of the segment financial information reported to the CODM is as follows:

	Year Ended December 31, 2000
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$6,071,480	$3,673,089	$60,026	$ 3,155	$ 9,807,750
Depreciation and amortization	1,410,706	614,461	7,336	68,897	2,101,400
Segment profit (loss)	1,235,929	1,349,845	(51,640)	(4,139,123)	(1,604,989)
Segment Assets	12,444,881	5,160,311	480,311	(6,255,638)	11,829,865

	Year Ended December 31, 1999
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$6,043,502	$7,063,707	$---	$ ---	$13,107,209
Depreciation and amortization	1,418,802	1,265,969	---	32,235	2,717,006
Segment profit (loss)	1,273,031	(986,498)	---	(4,729,835)	(4,443,302)
Segment Assets	11,886,563	4,400,806	---	(2,317,988)	13,969,381

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, and corporate capital expenditures to reconcile segment balances to consolidated balances. None of the other adjustments are significant. The revenue and segment profit in 1999 have been restated to include the related concession and vending income earned within those segments.

NOTE 16: INVESTMENTS.

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company’s investments consist of the following:

	2000

	Basis	Fair Value	Unrealized Gain(Loss)
Mutual Funds	$ 5,161	$ 4,235	$ (926)
Debt Securities	507,826	543,275	35,449
Equity Securities	98,825	83,406	(15,419)
Total	$611,812 =======	$630,916 =======	$ 19,104 =======

These securities are considered available for sale, as defined by SFAS No. 115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:

2000
Unrealized holding gain (loss) recognized as of year end	$19,104
Gain (loss) recognized in prior year earnings	---
Unrealized holding gain (loss) on investments available for sale	$19,104 ======

NOTE 17: EXTRAORDINARY GAIN.

During the year ended December 31, 2000, the Company was able to negotiate the reduction of several notes payable by $240,960 resulting in an extraordinary gain net of income taxes of $146,986 to the Company.

NOTE 18 - SUBSEQUENT EVENTS.

In January, 2001, in connection with its stock repurchase program, the Company acquired an additional 20,400 of its common shares at an aggregate cost of $33,575.

As of December 31, 2000, and effective for the year then ended, the Company installed a qualified 401K-ESOP (Employee Stock Ownership Plan) defined contribution retirement plan for its employees. All full time employees with one year of service are eligible to participate. There is not currently a guaranteed match by the Company as a provision of the plan. Salary deferrals by the employees did not start until January 1, 2001.

Exhibit 21.1

CORPORATE NAME	FED ID #	STATE OF INCORP
LITTLEFIELD CORPORATION	74-2723809	Delaware
1919 Riverside Corp.	74-2777242	Texas
Ambler Bingo, Inc.	75-2500698	Texas
Americana I, Inc.	74-2322535	Texas
Americana IV, Inc.(Lucky)	74-2803421	Texas
Bing-O-Rama, Inc.	63-1049169	Alabama
Charity Amusement of Millbrook,Inc.	63-1254122	Alabama
Charity Amusement of Montgomery,Inc.	63-1254123	Alabama
Charity Bingo of Texas, Inc.	74-2777246	Texas
Charity Bingo, Inc.	74-2642225	Alabama
Charity Management of Montgomery	63-1253703	Alabama
Charity Management of Prattville,Inc.	63-1254121	Alabama
Columbia One Corp.	74-2744040	South Carolina
Concessions Corp.	74-2744041	South Carolina
Lavaca Enterprises, Inc.	74-2767647	Texas
Littlefiled Hospitality	74-2980008	Texas
Low Country Promotions, Inc.	57-0892468	South Carolina
Meeks Management Company	75-2157723	Texas
Midlands Promotions, Inc.	57-0870420	South Carolina
Parkway Bingo, Inc.	75-2547863	Texas
S.A. Charities, Inc.	74-2497063	Texas
Southern Blvd Bingo	74-2963260	Texas
Strike It Rich Bingo, Inc.	74-2490531	Texas
The Samaritan Associates, Inc.	75-2221787	Texas
West Texas Bingo, Inc.	75-2281956	Texas
Americana II, Inc.	74-2757592	Texas
Americana III, Inc.	74-2803394	Texas
Charity Bingo-Birmingham, Inc.	63-1139824	Alabama
Charity Games of Montgomery	63-1254124	Alabama
Countrys Amusement Inc	63-1254119	Alabama
Dabber's Bingo, Inc.	58-2281394	South Carolina
Darlington Music Co., Inc.	57-0525370	South Carolina
Delray Hall for Hire,Inc.	65-0593302	Florida
Delta Bingo, Inc.		Mississippi
Forest Bingo, Inc.	64-0882535	Mississippi
Gamecock Promotions, Inc.	57-0781790	South Carolina
Gold Strike, Inc.	57-1030814	South Carolina
Grenada Bingo, Inc.	64-0882540	Mississippi
Louisville Bingo, Inc.	64-0882538	Mississippi
MHJ Corporation	57-0760875	South Carolina
Starkville Bingo, Inc.	64-0882539	Mississippi
Hall for Hire/Ft. Meyers	65-0593016	Florida
Lucky 4, Inc.	57-1076615	Georgia
Lucky Bingo, Inc.	75-2587179	Texas
Murdock Hall for Hire-Bradenton	65-0579156	Florida
SC Properties II, Inc.	74-2744042	South Carolina
Texas Charities, Inc.	75-2470291	Texas
6323 14th St. Hall	65-0593019	Florida