Form 10QSB
period 2001-03-31
LITTLEFIELD CORP
filed 2001-05-10
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2001

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
YES [ X ] NO [ ]

As of May 10, 2001, the Issuer had 7,999,624 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Littlefield Corporation

FORM 10-QSB

For the quarter ended March 31, 2001

INDEX

Part I. Financial Information

	Item 1.	Financial Statements

	a)	Consolidated Statements of Operations for the Three
		Months Ended March 31, 2001 and 2000..............................	2

	b)	Consolidated Balance Sheet as of March 31, 2001...................	3

		Consolidated Statements of Cash Flows for the Three
	c)	Months Ended March 31, 2001 and 2000..............................	5

	d)	Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		And Results of Operations.............................................	14

Part II. Other Information

		Item 1. Legal Proceedings.............................................	15

		Item 4. Items Voted on at Annual Shareholders’Meeting......................	15

		Item 6. Exhibits and Reports on Form 8-K.........................	16

Signatures

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2001	2000

REVENUES:
Entertainment	$1,754,721	$1,358,225
Amusements	303,055	1,848,377
Hospitality	100,513	0
Other	93,485	140,242
TOTAL REVENUES	2,251,774	3,346,844

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	302,646	204,804
Rent and utilities ($5,187 and $0, respectively to related parties)	406,864	470,102
Other direct operating costs	450,044	333,279
Depreciation and amortization	402,604	519,729
License expense	11,509	407,655
TOTAL COSTS AND EXPENSES	1,573,667	1,935,569

GROSS MARGIN	678,107	1,411,275

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	140,426	132,788
Legal and accounting fees	29,994	51,911
Depreciation and amortization	13,554	19,219
Other general and administrative ($15,900 and $8,000 to related parties)	119,586	106,990
Unusual and nonrecurring items:
Provision for doubtful accounts and write-offs		21,845
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	303,560	332,753

OPERATING INCOME (LOSS)	374,547	1,078,522
OTHER INCOME AND EXPENSES:
Interest and investment income ($0 and $1,227 respectively to related parties)	59,112	44,425
Interest expense ($2,779 and $4,812, respectively to related parties)	(24,208)	(36,765)
Gain on fixed asset sales	249,750	0
Other income and (expense)	(328)	(4,447)
TOTAL OTHER INCOME AND EXPENSES	284,326	3,213

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	658,873	1,081,735
PROVISION FOR INCOME TAXES	32,538	9,424
NET INCOME BEFORE EXTRAORDINARY GAIN	626,335	1,072,311
Extra-ordinary gain on settlement with equipment lessors, net of income taxes
of $10,771	204,639	0
NET INCOME (LOSS)	830,974	1,072,311

OTHER COMPREHENSIVE INCOME (LOSS)	100,272	(8,024)

NET COMPREHENSIVE INCOME (LOSS)	$931,246	$1,064,287

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2001	2000

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary gain	$ .08	$ .12
Basic extraordinary gain on settlement with equipment lessors	.02	---
Basic earnings (loss) per share	$.10	$.12

Diluted earnings (loss) per share before extraordinary gain	$.08	$.12
Diluted extraordinary gain on settlement with equipment lessors	.02	---
Diluted earnings (loss) per share	$.10	$.12

Weighted average shares outstanding - basic	8,000,072	9,159,177

Weighted average shares outstanding - diluted	8,000,072	9,159,177

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS

Current Assets:	March 31, 2001
Cash and cash equivalents	$3,074,080
Accounts receivable, net of allowance for doubtful accounts of $-0-	767,625
Equity Securities, available for sale	731,188
Other prepaid expenses	177,585
Total Current Assets	4,750,478

Property and Equipment – at cost, net of accumulated depreciation and amortization	3,696,248

Other Assets:
Notes receivable	108,386
Intangible assets, net	3,310,271
Other non-current assets	276,185
Total Other Assets	3,694,842

TOTAL ASSETS	$12,141,568

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable – current portion ($82,796 to related parties)	$158,699
Capital leases payable – current portion	135,163
Trade accounts payable	120,276
Accrued expenses and other current liabilities	2,070,925
Total Current Liabilities	2,485,063

Long-term Liabilities:
Notes payable, net of current portion ($38,442 to related parties)	154,896
Total Long-term Liabilities	154,896

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,177,290 shares, outstanding 7,999,624 shares)	10,177
Additional paid-in-capital	23,715,699
Treasury stock – 2,177,666 shares, at cost	(2,724,383)
Accumulated Comprehensive Income	111,926
Accumulated deficit	(11,611,810)
Total Stockholders' Equity	9,501,609

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,141,568

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months Ended March 31,	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$830,974	$1,072,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	416,158	538,944
Extra-ordinary debt restructuring	(204,639)	0
Gain on sales of fixed assets	(249,750)	0
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(426,083)	(62,586)
Other assets and licenses	(40,595)	333,694
Trade accounts payable	(99,931)	106,973
Accrued expenses and other current liabilities	(141,500)	(249,946)
NET CASH PROVIDED BY OPERATING ACTIVITIES	84,634	1,739,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	0	(260,526)
Property and equipment expenditures	(794,784)	(188,976)
Collections of notes receivable	2,247	32,008
Purchase of goodwill and intangibles	(34,618)	0
Refund of goodwill and intangible purchases	17,323	0
Proceeds from sale of property and equipment	468,381	0
NET CASH USED IN INVESTING ACTIVITIES	(341,451)	(417,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	0	(48,000)
Payments on notes payable	(178,772)	(24,484)
Purchase of treasury stock	(33,575)	(1,547,110)
Proceeds from issuance of notes payable	38,872	0
NET CASH USED IN FINANCING ACTIVITIES	(173,475)	(1,619,594)

NET INCREASE (DECREASE) IN CASH	(430,292)	(297,698)

CASH AT BEGINNING OF PERIOD	3,504,372	3,864,943

CASH AT END OF PERIOD	$3,074,080	$3,567,245

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months Ended March 31,	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$18,042	$64,823

Income taxes	$22,211	$9,424

Non-cash transactions:

Acquisition of property and equipment in exchange for notes payable	$38,872	$0

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2001

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION.

The unaudited consolidated financial statements include the accounts of Littlefield Corporation and its wholly owned subsidiaries (the “Company”). The financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The financial statements contained herein should be read in conjunction with the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates. Where appropriate, items within the consolidated condensed financial statements have been reclassified to maintain consistency and comparability for all periods presented.

The operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2001

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 2001 consists of the following:

Land	$189,671
Buildings	381,342
Building and leasehold improvements	3,049,104
Amusement machines and bingo equipment	1,660,849
Equipment, furniture and fixtures	1,268,482
Automobiles	278,817
6,828,265

Less: Accumulated depreciation and amortization	(3,132,017)

Property and equipment, net	$3,696,248

Property and equipment at March 31, 2001 includes $1,300,000 of assets held under capital leases and related accumulated amortization of $832,000. Related amortization expense charged to operations for the three months ended March 31, 2001 and 2000 was $54,000 for each period.

Total depreciation expense, for owned and leased assets, charged to operations for the three months ended March 31, 2001 and 2000 was approximately $238,000 and $344,000 respectively.

NOTE 3 - INTANGIBLE ASSETS.

Intangible assets at March 31, 2001 consists of the following:

Goodwill	$5,294,692
Bingo licenses	279,720
Covenants not to compete	385,000
5,959,412

Less: Accumulated amortization	(2,649,141)

Intangible assets, net	$3,310,271

Amortization expense charged to operations for the three months ended March 31, 2001 and 2000 was approximately $178,000 and $195,000, respectively.

NOTE 4 - SHAREHOLDERS’ EQUITY.

The Company repurchased 20,400 shares of its common shares in the first three months of 2001 for $33,575 under the current stock buyback program. The average price to repurchase these shares was $1.64 and at March 31, 2001 the Company holds 2,177,666 treasury shares.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2001

NOTE 5 – EARNINGS (LOSS) PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Three months ended March 31,	2001	2001	2000	2000
	Basic	Diluted	Basic	Diluted
Numerator:
Net income before extra-ordinary gain	$626,335	$626,335	$1,072,311	$1,072,311
Extra-ordinary gain	204,639	204,639	---	---
Income available to common stockholders	$830,974	$830,974	$1,072,311	$1,072,311

Denominator:
Weighted average shares outstanding	8,000,072	8,000,072	9,159,177	9,159,177
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,000,072	8,000,072	9,159,177	9,159,177

Earnings per share before extraordinary item	$ .08	$ .08	$ .12	$ .12
Extraordinary gain on settlement	.02	.02	---	---
Earnings per share	$.10	$.10	$.12	$.12

NOTE 6 – COMPREHENSIVE INCOME.

The Company has adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on net income or shareholders’ equity. Statement No. 130 requires unrealized gains or losses to be included in other comprehensive income.

The components of comprehensive income for the quarters ended March 31, 2001 and 2000, are as follows:

	2001	2000
Net income (loss)	$830,974	$1,072,311

Other comprehensive income (loss)
Net unrealized gain (loss)	100,272	(8,024)

Total comprehensive gain (loss)	$931,246	$1,064,287

NOTE 7 – INCOME TAXES.

The Company recorded approximately $43,000 and $9,000 of state income tax expense, respectively, for the three months ended March 31, 2001 and 2000. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,650,000 at March 31, 2001. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2001

NOTE 8 - RELATED PARTY TRANSACTIONS.

Promissory notes receivable from related parties totaled $0 and $60,000, respectively, for the first three months ended March 31, 2001 and 2000. Interest income related to these notes recorded by the Company was $0 and $1,227 for the three months ended March 31, 2001 and 2000, respectively.

In March 1998, the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the three months ended March 31, 2001 and 2000, the Company recognized $2,779 and $4,812, respectively, of interest expense related to this obligation.

In June 2001, the Company entered into a warehouse lease agreement for 6,000 sq. ft. of storage space with Flournoy Management Inc. Flournoy Management Inc.’s majority shareholders are Gene and Scott Flournoy who are employed by the Company as Regional Managers in Alabama. The lease has a two-year term and the rate is $1,729 per month. The warehouse is being used to store amusement machines that the Company was forced to move out of South Carolina, as discussed in earlier reports, and as a technical center to deploy amusement machines in other jurisdictions.

The Company sub-leases office space for its corporate headquarters in Austin, Texas from a major shareholder, director and officer of the company. The amount paid for the first three months ended March 31, 2001 and 2000 was approximately $15,900 and $8,000 respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES.

Generally speaking, the Securities and Exchange Commission guidelines require a company to report any pending legal and/or regulatory proceedings that involves a claim for damages in excess of ten percent (10%) of its current assets. The litigation and proceedings discussed below do not necessarily meet this threshold, but are included in the interest of full disclosure. In general, the Company will vigorously defend itself against all claims to the fullest extent possible:

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2001

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued).

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2001

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued).

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

NOTE 10 – SEGMENTS.

The Company’s Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

The Company has identified three operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services in the current year and two in the prior year. The entertainment segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama. The amusements segment represents operations of the Company’s amusement arcades in Alabama during 2001 and the video gaming machines in South Carolina during 2000. The Hospitality segment is the tent rental business in Austin, Texas which is new in the current quarter.

A summary of the segment financial information reported to the CODM is as follows:

March 31, 2001
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$1,847,147	$303,055	$100,513	$1,059	$2,251,774
Depreciation and Amortization	269,160	107,243	26,202	13,553	416,158
Segment profit (loss)	810,410	(13,230)	(124,027)	157,821	830,974
Segment Assets	13,583,447	5,056,918	622,855	(7,121,652)	12,141,568

March 31, 2000

	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$1,358,225	$1,848,377	$0	$140,242	3,346,844
Depreciation and Amortization	326,379	193,347	0	19,218	538,944
Segment profit (loss)	386,347	993,750	0	(307,786)	1,072,311
Segment Assets	12,284,379	3,230,417	0	(2,390,804)	13,123,992

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances. The revenue adjustment amount for the period ended March 31, 2000 also has concession and vending income. In the current year, this type of income is included with the entertainment segment. None of the other adjustments are significant.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2001

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

The Company is in the final process of developing a new bingo hall in Montgomery, Alabama. It is anticipated that final construction will be completed and the facilities will become operational during the second quarter of 2001.

The Company signed a letter of intent to purchase a party rental company in Austin, Texas. This acquisition is expected to be final during the second quarter of 2001.

The Company has entered into a contract to purchase the real estate property where Ambler Bingo is currently being operated. This is expected to close in the second quarter of 2001.

The Company has entered into a lease for a start up bingo hall in McAllen, Texas and will begin the lease in October 2001.

NOTE 12 - SUBSEQUENT EVENTS.

None

Littlefield Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations. The Company operates primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina. The Company completed its initial public offering in December of 1994.

The following discussion should be read in conjunction with the Company’s Form 10-KSB and the consolidated financial statements for the years ended December 31, 2000 and 1999; the Company’s Form 10-QSB for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000; and the consolidated financial statements and related notes for the quarter ended March 31, 2001. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2000 Annual report on Form 10-KSB.

The Company intends to grow its business through acquisitions and the selective start up of charitable bingo halls in markets in which it currently operates and other attractive markets. The Company’s plans are to continue to repurchase its shares as market conditions warrant such action, although there can be no assurances that such repurchases will occur.

Results of Operations

Net income for the first three months of 2001 was $830,974, which equated to basic and fully diluted earnings per share of $0.10. Net income for the first three months of 2000 was $1,072,311, which equated to a basic and fully diluted earnings per share of $.12. The weighted average number of basic Common Stock shares outstanding totaled 8,000,072 in the first three months of 2001 as compared to 9,159,177 in the first three months of 2000. The reduction in net income was a direct result of the cessation of video gaming in South Carolina on June 30 2000. If this income from 2000 was taken out, net income in the current year actually increased substantially by approximately $760,000.

Revenues

The Company generated consolidated revenues of approximately $2,250,000 during the quarter ended March 31, 2001 as compared with approximately $3,347,000 in the comparable period of the prior fiscal year, representing a decrease of approximately $1,097,000 or 33%. Again, this is due to the cessation of South Carolina video poker. However, amusement revenue totaled over $303,000 from our new Alabama locations. Entertainment (bingo) rental and other revenues totaled almost $1,755,000, or 78% of revenues, for the first quarter of 2001, as compared to over $1,358,000, or 41% of total revenues, for the first quarter of 2000. During the first quarter of 2001, approximately 32% of the Company’s bingo related revenues were generated in South Carolina, 23% in Alabama and 45% in Texas, compared to 17%, 32% and 51%, respectively, in the first quarter of 2000. South Carolina bingo had a very profitable first quarter. The Hospitality segment is new this year and generated revenues of over $100,000.

Gross Margins

Gross margin was approximately$678,000 or 30% of revenues in the first quarter of 2001 versus approximately $1,411,000 or 42% in the first quarter of 2000, a decrease of 12%. This is directly related to the cessation of video gaming in South Carolina, which was a cash winnings type business versus the start up Alabama amusements business, which is a redemption business. In other words, in South Carolina, a player could win up to $125 cash; in Alabama, a player wins a $5 gift certificate. Although the business lost money in the first quarter in 2001, it became profitable within the last two months. In addition, the hospitality business is in a start up situation, incurring many one-time expenses and lost about $124,000 for the quarter, or a negative gross margin of 24%. The entertainment (bingo) segment had a gross margin of 44% in the first quarter of 2001 compared to 26% in the same period of 2000, a substantial improvement.

Costs and Expenses
Depreciation, amortization and license expense totaled approximately $428,000 in the first quarter of 2001, a decrease of about $519,000 from the first quarter of 2000. Most of this decrease is in licenses which were a large expense in South Carolina video poker.

Littlefield Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses, excluding related depreciation expense, totaled approximately $290,000 in the first quarter of 2001, compared to approximately $314,000 in 2000. The Company has achieved the goal of keeping corporate expenses under $100,000 per month.

Other income totaled approximately $284,000 for the first quarter of 2001, as compared to about $3,200 for the first quarter of 2000. Most of this increase came from gain on the sale of 466 Pot of Gold machines that were taken out of South Carolina.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2001 totaled approximately $3,100,000 and represented approximately 26% of the Company’s total assets of approximately $12,140,000. Cash flows from operating activities for the three months ended March 31, 2001 totaled approximately $85,000 compared to $1,739,000 during the same period of 2000, a decrease of approximately $1,654,000. Cash flows from operating activities in the first three months of 2001 were comprised of the Company’s net income of $831,000 adjusted for non-cash amounts of net extra-ordinary gain on debt forgiveness of $204,000, gain on sale of fixed assets of $249,750, depreciation expense and intangible asset amortization of approximately $416,000, increased by net changes in operating assets and liabilities of approximately $708,000.

Net cash used in investing activities totaled approximately $341,000 for the three months ended March 31, 2001, compared to approximately $417,000 in the three months ended March 31, 2000. Cash used in investing activities consisted primarily of $794,000 related to property and equipment purchases, most of which was for leasehold improvements in the new bingo hall at Montgomery, Alabama, offset by the proceeds on the sale of the Pot of Gold machines of $468,000. Cash used in investing activities in the three months ended March 31, 2000 consisted primarily of $189,000 related to property and equipment purchases, and approximately $261,000 to purchase equity securities.

Cash used in financing activities in the first three months of 2001 totaled $173,000, as compared to net cash used in financing activities in the first three months of 2000 of approximately $1,620,000. Cash used related to financing activities in the first three months of 2001 included approximately $34,000 of Company treasury stock purchases and $179,000 to reduce notes payable and capital lease obligations. Cash used related to financing activities in 2000 included approximately, $1,547,000 of Company treasury stock purchases and approximately $72,000 of net cash paid to reduce notes payable and capital lease obligations.

Current assets totaled approximately $4,750,000 at March 31, 2001, providing the Company with working capital of approximately $2,265,000 and a current ratio of 2.1 to 1. At March 31, 2001, the Company had approximately $12,142,000 in total assets with total liabilities of approximately $2,640,000 and approximately $9,502,000 of shareholders equity. Total assets include approximately $3,100,000 in cash, $732,000 in investments, $876,000 of net accounts and notes receivable, $3,700,000 of property and equipment, $3,300,000 of intangible assets, and $454,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of approximately $449,000 and accrued liabilities and reserves of $2,071,000. Out of the reserves, $1,570,000 is the reserve for the punitive damages resulting from a lawsuit judgment that the Company plans to appeal.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which Note 9 is incorporated herein by reference.

Item 4. Items Voted on at Annual Shareholder’s Meeting

The following directors were elected to the Board of Directors by a vote of 7,565,601 FOR, none AGAINST, and 28,610 ABSTENSIONS: Jeffrey L. Minch, Daniel W. Deloney, Gordon R. McNutt, and Gary Valdez. The appointment of Sprouse & Winn, L.L.P. as auditors for the Company was ratified by a vote of 7,566,951 FOR, 18,850 AGAINST and 8,410 ABSTENSIONS. The 2001 Employee Stock Option Plan was approved by a vote of 4,284,469 FOR, 88,118 AGAINST and 31,635 ABSTENSIONS. There was no other business brought forward at the meeting that required a shareholder vote.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

27.1 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K.

During the quarter ended March 31, 2001, the Company filed one report on Form 8-K.

On February 23, 2001, the Company filed a Form 8-K to report the judgment against the Company for actual damages of $157,000 and punitive damages of $1,570,000 related to the Collins court case in South Carolina.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

May 8, 2001

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
Vice Chairman of the Board, President and
Chief Executive Officer

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Secretary and Treasurer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page Number
27.1	Financial Data Schedule (for SEC use only).