Form 10QSB
period 2001-06-30
LITTLEFIELD CORP
filed 2001-08-13
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal quarter ended June 30, 2001

 OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file No. 0-13530

 Littlefield Corporation
(Exact name of small business issuer as specified in its charter)

Delaware 74-2723809
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

 2501 North Lamar Blvd., Austin, Texas 78705
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

YES [ X ] NO [ ]

As of August 10, 2001, the Issuer had 7,919,624 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format:

YES [ ] NO [ X ]

Littlefield Corporation

FORM 10-QSB
For the quarter ended June 30, 2001
INDEX

Part I. Financial Information
Item 1.	Financial Statements

a)	Consolidated Statements of Operations for the Three
	Months Ended June 30, 2001 and 2000	2

b)	Consolidated Statements of Operations for the Six
	Months Ended June 30, 2001 and 2000	4

c)	Consolidated Balance Sheet as of June 30, 2001	6

d)	Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2001 and 2000	7

e)	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	16

Part II. Other Information
	Item 1. Legal Proceedings	17

	Item 6. Exhibits and Reports on Form 8-K	17

	Signatures	18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,	2001	2000

REVENUES:
Entertainment	$1,534,440	$1,311,157
Amusements	421,625	1,401,772
Hospitality	207,935	0
Other	222,678	287,921
TOTAL REVENUES	2,386,678	3,000,850

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	391,911	222,401
Rent and utilities	420,200	569,398
Other direct operating costs	593,693	366,143
Depreciation and amortization	391,275	521,902
License expense	23,004	375,633
TOTAL DIRECT COSTS AND EXPENSES	1,820,083	2,055,477

GROSS MARGIN	566,595	945,373

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	134,509	258,651
Legal and accounting fees	38,664	67,672
Depreciation and amortization	13,856	13,831
Other general and administrative ($18,000 and $9,000 to related parties)	150,234	104,518
Unusual and nonrecurring items:
Relocation and moving expenses	1,229	0
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	338,492	444,672

OPERATING INCOME	228,103	500,701

OTHER INCOME AND EXPENSES:
Interest and investment income	66,693	56,177
Interest expense ($2,245 and $4,152, respectively to related parties)	(18,494)	(31,677)
Gain on fixed asset sales	1,112	0
Legal settlement income-net of legal expenses	74,165	0
TOTAL OTHER INCOME AND EXPENSES	123,476	24,500

NET INCOME BEFORE PROVISION FOR INCOME TAXES	351,579	525,201

PROVISION FOR INCOME TAXES	18,023	18,037

NET INCOME	333,556	507,164

OTHER COMPREHENSIVE INCOME	27,555	45,798

NET COMPREHENSIVE INCOME	$361,111	$552,962

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,	2001	2000
EARNINGS PER SHARE:
Basic earnings per share	$.04	$.06

Diluted earnings per share	$.04	$.06

Weighted average shares outstanding – basic	7,942,481	8,096,820

Weighted average shares outstanding – diluted	7,942,481	8,096,820

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,	2001	2000

REVENUES:
Entertainment	$3,280,920	$2,669,382
Amusements	724,680	3,248,625
Hospitality	308,448	0
Other	324,404	432,301
TOTAL REVENUES	4,638,452	6,350,308

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	694,557	456,191
Rent and utilities	775,965	1,006,333
Other direct operating costs	1,094,836	713,956
Depreciation and amortization	793,879	1,041,631
License expense	34,513	783,288
TOTAL DIRECT COSTS AND EXPENSES:	3,393,750	4,001,399

GROSS MARGIN	1,244,702	2,348,909

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	274,935	283,523
Legal and accounting fees	68,658	119,583
Depreciation and amortization	27,410	33,050
Other general and administrative ($36,000 and $18,000 to related parties)	269,820	332,310
Unusual and nonrecurring items:
Relocation and moving expenses	1,557	0
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	642,380	768,466

OPERATING INCOME	602,322	1,580,443

OTHER INCOME AND EXPENSES:
Interest and investment income	125,805	97,440
Interest expense ($5,024 and $9,130 respectively to related parties)	(42,702)	(68,336)
Gain on fixed asset sales	250,862	0
Legal settlements	74,165	0
TOTAL OTHER INCOME AND EXPENSES	408,130	29,104

NET INCOME BEFORE PROVISION FOR INCOME TAXES	1,010,452	1,609,547

PROVISION FOR INCOME TAXES	50,561	27,461

NET INCOME BEFORE EXTRAORDINARY GAIN	959,891	1,582,086

Extra-ordinary gain on settlement with equipment lessors, net of income taxes of $10,771	204,639	0

NET INCOME	1,164,530	1,582,086

OTHER COMPREHENSIVE INCOME	127,827	37,774

NET COMPREHENSIVE INCOME	$1,292,357	$1,619,860

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,	2001	2000

EARNINGS PER SHARE:
Basic earnings per share before extraordinary gain	$ .13	$ .18
Basic extraordinary gain on settlement with equipment lessors	.02	---
Basic earnings per share	$.15	$.18

Diluted earnings per share before extraordinary gain	$.13	$.18
Diluted extraordinary gain on settlement with equipment lessors	.02	---
Diluted earnings per share	$.15	$.18

Weighted average shares outstanding – basic	7,971,277	8,616,897

Weighted average shares outstanding - diluted	7,971,277	8,616,897

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	June 30, 2001

Cash and cash equivalents	$1,834,120
Accounts receivable, net of allowance for doubtful accounts of $-0-	372,620
Equity Securities, available for sale	758,743
Other prepaid expenses	188,426
Total Current Assets	3,153,909

Property and Equipment – at cost, net of accumulated depreciation and amortization	5,652,089

Other Assets:
Notes receivable	963,603
Intangible assets, net	3,182,291
Other non-current assets	488,088
Total Other Assets	4,633,982

TOTAL ASSETS	$13,439,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable – current portion ($94,187 to related parties)	$342,032
Capital leases payable – current portion	135,163
Trade accounts payable	172,567
Accrued expenses and other current liabilities	2,097,270
Total Current Liabilities	2,747,032

Long-term Liabilities:
Notes payable, net of current portion	974,229
Total Long-term Liabilities	974,229

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,177,290 shares, outstanding 7,919,624 shares)	10,177
Additional paid-in-capital	23,715,699
Treasury stock – 2,257,666 shares, at cost	(2,868,383)
Accumulated Comprehensive Income	139,481
Accumulated deficit	(11,278,255)
Total Stockholders' Equity	9,718,719

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,439,980

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months Ended June 30,	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,164,530	$1,582,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	821,289	1,074,681
Extra-ordinary debt restructuring	(204,639)	0
Gain on sales of fixed assets	(250,862)	0
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(31,078)	124,751
Other assets and licenses	(263,339)	659,827
Trade accounts payable	(47,640)	82,990
Accrued expenses and other current liabilities	(115,154)	(388,066)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,073,107	3,136,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	0	(512,856)
Property and equipment expenditures	(1,902,195)	(262,251)
Collections of notes receivable	8,240	39,946
Issuance of notes receivable	(861,211)	0
Purchase of goodwill and intangibles	(85,287)	(75,000)
Refund of goodwill and intangible purchases	17,323	0
Proceeds from sale of property and equipment	468,381	0
NET CASH USED IN INVESTING ACTIVITIES	(2,354,749)	(810,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	0	(48,000)
Payments on notes payable	(211,035)	(140,641)
Purchase of treasury stock	(177,575)	(1,938,360)
Proceeds from issuance of notes payable	0	0
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(388,610)	(2,127,001)

NET INCREASE (DECREASE) IN CASH	(1,670,252)	199,107

CASH AT BEGINNING OF PERIOD	3,504,372	3,864,943

CASH AT END OF PERIOD	$1,834,120	$4,064,050

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Six months Ended June 30,	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$27,993	$9,130

Income taxes	$22,211	$27,460

Non-cash transactions:

Acquisition of property and equipment in exchange for notes payable	$1,073,801	$0

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2001

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

The operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2001

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at June 30, 2001 consists of the following:
Land	$567,613
Buildings	1,392,201
Building and leasehold improvements	3,427,134
Amusement machines and bingo equipment	1,849,469
Equipment, furniture and fixtures	1,460,427
Automobiles	313,746
9,010,590

Less: Accumulated depreciation and amortization	(3,358,501)

Property and equipment, net	$5,652,089

Property and equipment at June 30, 2001 includes $1,300,000 of assets held under capital leases and related accumulated amortization of $886,000. Related amortization expense charged to operations for the six months ended June 30, 2001 and 2000 was $108,000, respectively.

Total depreciation expense, for owned and leased assets, charged to operations for the six months ended June 30, 2001 and 2000 was approximately $464,000 and $703,000, respectively.

NOTE 3 - INTANGIBLE ASSETS.

 Intangible assets at June 30, 2001 consists of the following:

Goodwill	$5,335,361
Bingo licenses	289,720
Covenants not to compete	385,000
6,010,081

Less: Accumulated amortization	(2,827,790)

Intangible assets, net	$3,182,291

Amortization expense charged to operations for the six months ended June 30, 2001 and 2000 was approximately $357,000 and $392,000, respectively.

NOTE 4 - SHAREHOLDERS’ EQUITY.

The Company repurchased 20,400 shares of its common shares in the first six months of 2001 for $33,575 under the current stock buyback program. The Company also received in settlement an additional 80,000 shares at $1.80 per share to satisfy the damages of $65,823. This resulted in a gain for the Company in the amount of $74,165, after related legal expenses of $4,012. The average price of these two blocks of shares was $1.77 and at June 30, 2001 the Company holds 2,257,666 treasury shares.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2001

NOTE 5 – EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:
Six months ended June 30,	2001	2001	2000	2000
	Basic	Diluted	Basic	Diluted
Numerator:
Net income before extra-ordinary gain	$959,891	$959,891	$1,582,086	$1,582,086
Extra-ordinary gain	204,639	204,639	---	---
Income available to common stockholders	$1,164,530	$1,164,530	$1,582,086	$1,582,086

Denominator:
Weighted average shares outstanding	7,971,277	7,971,277	8,616,897	8,616,897
Effect of dilutive securities:
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	7,971,277	7,971,277	8,616,897	8,616,897

Earnings per share before extraordinary item	$ .13	$ .13	$ .18	$ .18
Extraordinary gain on settlement	.02	.02	---	---
Earnings per share	$.15	$.15	$.18	$.18

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

The components of comprehensive income for the six months ended June 30, 2001 and 2000, are as follows:
	2001	2000
Net income	$1,164,530	$1,582,086

Other comprehensive income
Net unrealized gain on investments held for sale	127,827	37,774

Total comprehensive income	$1,292,357	$1,619,860

NOTE 7 – INCOME TAXES.

The Company recorded approximately $61,000 and $27,000 of state income tax expense, respectively, for the six months ended June 30, 2001 and 2000. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,357,000 at June 30, 2001. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2001

NOTE 8 - RELATED PARTY TRANSACTIONS.

Promissory notes receivable from related parties totaled $0 and $52,000, respectively, for the six months ended June 30, 2001 and 2000. Interest income related to these notes recorded by the Company was $0 and $1,227 for the six months ended June 30, 2001 and 2000, respectively.

In March 1998, the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the six months ended June 30, 2001 and 2000, the Company recognized $5,024 and $9,130, respectively, of interest expense related to this obligation.

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

The Company sub-leased office space for its corporate headquarters in Austin, Texas from a major shareholder, director and officer of the company. The amount paid for the first six months ended June 30, 2001 and 2000 was approximately $36,000 and $18,000 respectively. This sub-lease ended with the purchase of a new corporate headquarters building on June 28, 2001.

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
June 30, 2001

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

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. A judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company plans to appeal this decision with the South Carolina appellate court. The total amount of the award has been accrued for in the financial statements in the fiscal year ended December 31, 2000.

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
June 30, 2001

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

Litigation Settled: Littlefield Corporation v. Mims & Dye Enterprises; Pursuant to a coin machine agreement which was terminated in April 2000, Littlefield demanded a final accounting. When it was not forthcoming, the Company initiated binding arbitration (in accordance with the Agreement) by filing suit in Richland County, SC. Subsequently, settlement negotiations were initiated and a final settlement was reached. The Company received 80,000 shares at $1.80 per share to satisfy the damages of $65,823. This resulted in a gain for the Company in the amount of $74,165, after related legal expenses of $4,012.

NOTE 10 – SEGMENTS.

The Company’s Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

The Company has identified three operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services in the current year and two in the prior year. The entertainment segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama. The amusements segment represents operations of the Company’s amusement arcades in Alabama during 2001 and the video gaming machines in South Carolina during 2000. The Hospitality segment is the tent rental business in Austin, Texas which is new in the current year.

A summary of the segment financial information reported to the CODM is as follows:
June 30, 2001
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$3,612,040	$724,405	$308,448	$(6,441)	$4,638,452
Depreciation and Amortization	544,241	191,490	58,149	27,409	821,289
Segment profit	1,340,234	105,401	(203,013)	(78,092)	1,164,530
Segment Assets	14,622,199	4,711,841	667,697	(6,561,757)	13,439,980

June 30, 2000

	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$2,669,382	$3,248,625	$0	$432,301	6,350,308
Depreciation and Amortization	659,671	381,961	0	33,049	1,074,681
Segment profit	526,326	1,637,534	0	(581,774)	1,582,086
Segment Assets	14,846,861	2,299,899	0	(4,136,710)	13,010,050

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances. The revenue adjustment amount for the period ended June 30, 2000 also has concession and vending income. In the current year, this type of income is included with the entertainment segment. None of the other adjustments are significant.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2001

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

The Company opened a new bingo hall in Montgomery, Alabama on June 2, 2001. The bingo hall also included a video arcade with approximately 100 machines.

The Company signed a letter of intent to purchase a party rental company in Austin, Texas. This acquisition was finalized on July 18, 2001.

The Company signed a letter of intent to purchase a catering company in Austin, Texas. This acquisition is expected to be finalized in the third quarter 2001.

The Company has entered into a contract to purchase the real estate property where Ambler Bingo is currently being operated. This is expected to close in the third quarter of 2001.

The Company has entered into a lease for a start up bingo hall in McAllen, Texas and will begin the lease in October 2001. The Company also entered into a lease for an existing bingo hall in Amarillo, Texas and will begin operations in the third quarter 2001.

The Company purchased an existing office building in Austin, Texas on June 28, 2001 and has moved its corporate offices into the facility. Part of the building is currently being leased to a third party, which will terminate October 31, 2001. The Company plans to remodel the building and locate the sales and marketing departments of the hospitality division in the vacated lease space.

The Company will close several video arcades in Alabama at the end of July 2001, as they were deemed illegal by the local counties’ sheriffs in three separate counties. The Company will continue to operate all arcades in Montgomery (two at the Company’s bingo halls and one split location). All of the machines at the closed locations will be moved into the Company’s warehouse in Shorter, Alabama and will be sold.

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

The following discussion should be read in conjunction with the Company’s Form 10-KSB and the consolidated financial statements for the years ended December 31, 2000 and 1999; the Company’s Form 10-QSB for the quarter ended March 31, 2001and the consolidated financial statements and related notes for the quarter ended March 31, 2001. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2000 Annual report on Form 10-KSB.

The Company intends to grow its business through acquisitions and the selective start up of charitable bingo halls in markets in which it currently operates and other attractive markets. The Company’s plans are to continue to repurchase its shares as market conditions warrant such action, although there can be no assurances that such repurchases will occur.

Results of Operations

Net income for the six months ended June 30 2001 was $1,164,530, which equated to basic and fully diluted earnings per share of $0.15. Net income for the six months ended June 30 of 2000 was $1,582,086, which equated to a basic and fully diluted earnings per share of $.18. The weighted average number of basic Common Stock shares outstanding totaled 7,971,277 in the first six months of 2001 as compared to 8,616,897 in the first six months of 2000. The reduction in net income was a direct result of the cessation of video gaming in South Carolina on June 30 2000. If this income from 2000 was taken out, without unusual and non-recurring income items, net income in the current year actually increased by approximately $508,000.

Revenues

The Company generated consolidated revenues of approximately $4,638,000 during the period ended June 30, 2001 as compared with approximately $6,350,000 in the comparable period of the prior fiscal year, representing a decrease of approximately $1,712,000 or 27%. Again, this is due to the cessation of South Carolina video poker. However, amusement revenue totaled over $724,000 from our new Alabama locations. Entertainment (bingo) rental and other revenues totaled approximately $3,612,000, or 78% of revenues, for the first six months of 2001, as compared to over $2,910,000, or 46% of total revenues, for the first six of 2000. During the first six months of 2001, approximately 26% of the Company’s bingo related revenues were generated in South Carolina, 23% in Alabama and 51% in Texas, compared to 13%, 29% and 58%, respectively, in the first six months of 2000. The Hospitality segment is new this year and generated revenues of over $308,000.

Gross Margins

Gross margin was approximately$1,245,000 or 27% of revenues in the first six months of 2001 versus approximately $2,349,000 or 37% in the first six months of 2000, a decrease of 10%. This is directly related to the cessation of video gaming in South Carolina, which was a cash winnings type business versus the start up Alabama amusements business, which is a redemption business. In other words, in South Carolina, a player could win up to $125 cash; in Alabama, a player wins a $5 gift certificate. In addition, the hospitality business is in a start up situation, incurring many one-time expenses and lost about $203,000 for the period, or a negative gross margin of 66%. The entertainment (bingo) segment had a gross margin of 37% in the first six months of 2001 compared to 19% in the same period of 2000, a substantial improvement.

Costs and Expenses

Depreciation and amortization expense totaled approximately $821,000 in the first six months of 2001, a decrease of about $254,000 from the first six months of 2000.

Littlefield Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses, excluding related depreciation expense, totaled approximately $615,000 in the first six months of 2001, compared to approximately $735,000 in 2000. The Company has achieved the goal of keeping corporate expenses at approximately $100,000 per month.

Other income totaled approximately $408,000 for the first six months of 2001, as compared to approximately $29,000 for the first six months of 2000. Most of this increase came from gain on the sale of 466 Pot of Gold machines that were taken out of South Carolina.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2001 totaled approximately $1,834,000 and represented approximately 14% of the Company’s total assets of approximately $13,440,000. Cash flows from operating activities for the six months ended June 30, 2001 totaled approximately $1,073,000 compared to approximately $3,136,000 during the same period of 2000, a decrease of approximately $2,063,000. Cash flows from operating activities in the first six months of 2001 were comprised of the Company’s net income of approximately $1,165,000 adjusted for non-cash amounts of net extra-ordinary gain on debt forgiveness of approximately $205,000, gain on sale of fixed assets of approximately $251,000, depreciation expense and intangible asset amortization of approximately $821,000, and decreased by net changes in operating assets and liabilities of approximately $457,000. Cash flows from operating activities in the first six months of 2000 were comprised of the Company’s net income of approximately $1,582,000 adjusted for depreciation expense and intangible asset amortization of approximately $1,075,000, and increased by net changes in operating assets and liabilities of approximately $480,000.

Net cash used in investing activities totaled approximately $2,355,000 for the six months ended June 30, 2001, compared to approximately $810,000 in the six months ended June 30, 2000. Cash used in investing activities consisted primarily of $1,902,000 related to property and equipment purchases, most of which the leasehold improvements in the new bingo hall at Montgomery, Alabama, offset by the proceeds on the sale of the Pot of Gold machines of approximately $468,000. Also, cash was used to loan money for the Heep Homestead in Austin, Texas, secured by the property. Cash used in investing activities in the six months ended June 30, 2000 consisted primarily of approximately $262,000 related to property and equipment purchases, and approximately $513,000 to purchase equity securities.

Cash used by financing activities in the first six months of 2001 totaled $388,610 as compared to net cash used in financing activities in the first six months of 2000 of approximately $2,127,000. Cash used related to financing activities in the first six months of 2001 included approximately $178,000 of Company treasury stock purchases and $211,000 to reduce notes payable and capital lease obligations. Cash used related to financing activities in 2000 included approximately, $1,938,000 of Company treasury stock purchases and approximately $189,000 of net cash paid to reduce notes payable and capital lease obligations.

Current assets totaled approximately $3,154,000 at June 30, 2001, providing the Company with working capital of approximately $407,000 and a current ratio of 1.15 to 1. At June 30, 2001, the Company had approximately $13,440,000 in total assets with total liabilities of approximately $3,721,000 and approximately $9,719,000 of shareholders equity. Total assets include approximately $1,834,000 in cash, $759,000 in investments, $373,000 of net accounts and notes receivable, $5,700,000 of property and equipment, $3,182,000 of intangible assets, $964,000 in notes receivable and $488,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of approximately $1,451,000 and accrued liabilities and reserves of $2,097,000. Out of the reserves, $1,570,000 is the reserve for the punitive damages resulting from a lawsuit judgment that the Company is appealing.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which Note 9 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

27.1 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K.

Form 8-K filed on August 7, 2001 regarding the purchase of Premiere Party rental company on July 18, 2001, for a total purchase price of $1,700,000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

August 10, 2001

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
Vice Chairman of the Board, President and
Chief Executive Officer

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Secretary and Treasurer
(Principal financial and accounting officer)

INDEX TO EXHIBITS
Exhibit Number	Description	Sequential Page Number
27.1	Financial Data Schedule (for SEC use only).