Form 10-Q
period 2001-09-30
LITTLEFIELD CORP
filed 2001-11-14
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2001

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
(Issuer's telephone number)

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

YES [ X ] NO [ ]

As of November 10, 2001, the Issuer had 7,967,701 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Littlefield Corporation

FORM 10-QSB

For the quarter ended September 30, 2001

INDEX

Part I. Financial Information

Item 1.	Financial Statements

a)	Consolidated Statements of Operations for the Three Months Ended September 30, 2001 and 2000	2

b)	Consolidated Statements of Operations for the Nine Months Ended September 30, 2001 and 2000	4

c)	Consolidated Balance Sheet as of September 30, 2001	6

d)	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	7

e)	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	16

Part II. Other Information

	Item 1. Legal Proceedings	17

	Item 6. Exhibits and Reports on Form 8-K	17

	Signatures	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2001	2000

REVENUES:
Entertainment	$1,419,514	$1,350,311
Amusements	362,931	60,860
Hospitality	670,230	0
Other	130,929	156,399
TOTAL REVENUES	2,583,604	1,567,570

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	660,747	154,260
Rent and utilities	457,606	498,186
Other direct operating expenses	543,501	395,352
Depreciation and amortization	446,695	602,554
License expense	4,074	(9,351)
TOTAL DIRECT COSTS AND EXPENSES	2,112,623	1,641,001

GROSS MARGIN	470,981	(73,431)

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	153,606	441,486
Legal and accounting fees	32,719	196,280
Depreciation and amortization	21,158	18,366
Other general and administrative ($0 and $9,000 to related parties)	88,093	131,300
Unusual and nonrecurring items:
Severance payments	2,994	200,351
Relocation and moving expenses	12,769	20,135
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	311,339	1,007,918

OPERATING INCOME	159,642	(1,081,349)

OTHER INCOME AND EXPENSES:
Interest and investment income	69,601	78,295
Interest expense ($1,701 and $3,815, respectively to related parties)	(61,777)	(15,709)
Loss on write-off of abandoned assets	(13,429)	(723,640)
Gain on asset sales	249,872	0
Reserve for legal settlements	0	(162,500)
Other Income (Expense)	0	(52,744)
TOTAL OTHER INCOME AND EXPENSES	244,267	(876,298)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	403,909	(1,957,647)

PROVISION FOR INCOME TAXES	18,765	32,973
NET INCOME (LOSS)	385,144	(1,990,620)
Extra-ordinary gain on settlement with equipment lessors, net of income taxes	0	240,960
NET INCOME (LOSS)	385,144	(1,749,660)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during period	(89,699)	18,646
Reclassification adjustment for gains included in net income	(139,481)	0
OTHER COMPREHENSIVE INCOME (LOSS)	(229,180)	$18,646
NET COMPREHENSIVE INCOME	$155,964	($1,731,014)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2001	2000
EARNINGS PER SHARE:
Basic earnings per share	$.05	($.22)

Diluted earnings per share	$.05	($.22)

Weighted average shares outstanding - basic	7,940,527	7,923,302

Weighted average shares outstanding - diluted	7,940,527	7,923,302

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2001	2000

REVENUES:
Entertainment	$4,700,434	$4,019,693
Amusements	1,087,612	3,309,486
Hospitality	978,679	0
Other	455,333	588,700
TOTAL REVENUES	7,222,058	7,917,879

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	1,355,305	594,800
Rent and utilities	1,284,676	1,567,568
Other direct operating costs	1,587,235	1,107,439
Depreciation and amortization	1,240,575	1,644,185
License expense	38,587	773,937
TOTAL DIRECT COSTS AND EXPENSES:	5,506,378	5,687,929

GROSS MARGIN	1,715,680	2,229,950

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	428,541	725,010
Legal and accounting fees	101,377	315,865
Depreciation and amortization	48,567	51,414
Other general and administrative ($36,000 and $18,000 to related parties)	357,913	392,247
Unusual and nonrecurring items:
Severance payments	2,994	200,351
Relocation and moving expenses	14,326	45,931
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	953,718	1,730,818

OPERATING INCOME	761,962	499,132

OTHER INCOME AND EXPENSES:
Interest and investment income	195,404	175,735
Interest expense ($6,725 and $12,945 respectively to related parties)	(104,480)	(84,046)
Loss on write-off of abandoned assets	(13,429)	(723,640)
Gain on asset sales	499,199	0
Reserve for legal settlements	0	(162,500)
Legal settlements	74,165	0
Other Income (Expenses)	2,001	(52,744)
TOTAL OTHER INCOME AND EXPENSES	652,860	(847,195)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	1,414,822	(348,063)

PROVISION FOR INCOME TAXES	69,789	60,434

NET INCOME BEFORE EXTRAORDINARY GAIN	1,345,033	(408,497)
Extra-ordinary gain on settlement with equipment lessors, net of income taxes	204,639	240,960
NET INCOME (LOSS)	1,549,672	(167,537)

OTHER COMPREHENSIVE INCOME (LOSS)	(101,353)	56,420

NET COMPREHENSIVE INCOME (LOSS)	$1,448,319	($111,117)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2001	2000

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary gain	$ .17	($ .05)
Basic extraordinary gain on settlement with equipment lessors	.02	.03
Basic earnings (loss) per share	$.19	($ .02)

Diluted earnings (loss) per share before extraordinary gain	$.17	($ .05)
Diluted extraordinary gain on settlement with equipment lessors	.02	.03
Diluted earnings (loss) per share	$.19	($ .02)

Weighted average shares outstanding - basic	7,960,952	8,384,011

Weighted average shares outstanding - diluted	7,960,952	8,384,011

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	September 30, 2001
Cash and cash equivalents	$373,611
Accounts receivable, net of allowance for doubtful accounts of $-0-	863,799
Equity Securities, available for sale	1,447,768
Other prepaid expenses	236,373
Total Current Assets	2,921,551

Property and Equipment - at cost, net of accumulated depreciation and amortization	6,821,803

Other Assets:
Notes receivable	1,012,660
Intangible assets, net	5,050,443
Other non-current assets	568,863
Total Other Assets	6,631,966

TOTAL ASSETS	$16,375,320

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable - current portion ($66,592 to related parties)	$1,411,721
Trade accounts payable	216,756
Accrued expenses and other current liabilities	2,381,827
Total Current Liabilities	4,010,304

Long-term Liabilities:
Notes payable, net of current portion	2,390,335
Total Long-term Liabilities	2,390,335

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,177,290 shares, outstanding 7,967,701 shares)	10,177
Additional paid-in-capital	23,754,641
Treasury stock - 2,209,589 shares, at cost	(2,807,325)
Accumulated Comprehensive Income	(89,699)
Accumulated deficit	(10,893,113)
Total Stockholders' Equity	9,974,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,375,320

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine months Ended September 30,	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,549,672	($167,537)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,289,142	1,695,599
Loss on write-off and disposal of fixed and intangible assets	13,429	723,640
Compensation paid with treasury stock	0	218,139
Extra-ordinary debt restructuring	(204,639)	(240,960)
Gain on sale of investments	(142,187)	0
Gain on sales of fixed assets	(359,010)	0
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(522,257)	191,063
Other assets and licenses	(392,062)	1,378,049
Trade accounts payable	(3,450)	47,145
Accrued expenses and other current liabilities	169,403	126,590
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,398,041	3,971,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	(1,525,484)	(512,853)
Proceeds from sales of equity securities	756,872	0
Property and equipment expenditures	(4,397,885)	(417,564)
Collections of notes receivable	39,177	39,946
Issuance of notes receivable	(941,205)	0
Purchase of goodwill and intangibles	(2,148,150)	(78,769)
Refund of goodwill and intangible purchases	17,323	0
Proceeds from sale of property and equipment	634,727	12,695
NET CASH USED IN INVESTING ACTIVITIES	(7,564,625)	(956,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	0	(48,000)
Payments on notes payable	(488,840)	(415,393)
Purchase of treasury stock	(177,575)	(2,076,360)
Proceeds from issuance of notes payable	3,702,238	0
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	3,035,823	(2,539,753)

NET INCREASE (DECREASE) IN CASH	(3,130,761)	475,430

CASH AT BEGINNING OF PERIOD	3,504,372	3,864,943

CASH AT END OF PERIOD	$373,611	$4,340,373

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months Ended September 30,	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$76,459	$12,945

Income taxes	$22,211	$60,434

Non-cash transactions:

Acquisition of property and equipment in exchange for notes payable	$2,934,081	$0
Stock for compensation	$0	$218,139

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2001

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

The operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2001

NOTE 2 - PROPERTY AND EQUIPMENT.

Property and equipment at September 30, 2001 consists of the following:

Land	$671,903
Buildings	1,861,317
Building and leasehold improvements	3,580,504
Amusement machines and bingo equipment	1,863,442
Equipment, furniture and fixtures	1,723,695
Automobiles	446,866
10,147,727

Less: Accumulated depreciation and amortization	(3,325,924)

Property and equipment, net	$6,821,803

Property and equipment at September 30, 2001 includes approximately $785,000 of assets held under capital leases and related accumulated amortization of $502,000. Related amortization expense charged to operations for the nine months ended September 30, 2001 and 2000 was approximately $97,000, respectively.

Total depreciation expense, for owned and leased assets, charged to operations for the nine months ended September 30, 2001 and 2000 was approximately $633,000 and $963,000, respectively.

NOTE 3 - INTANGIBLE ASSETS.

Intangible assets at September 30, 2001 consists of the following:

Goodwill	$7,350,547
Bingo licenses	334,720
Covenants not to compete	395,000
8,080,267

Less: Accumulated amortization	(3,029,824)

Intangible assets, net	$5,050,443

Amortization expense charged to operations for the nine months ended September 30, 2001 and 2000 was approximately $559,000 and $732,000, respectively.

NOTE 4 - SHAREHOLDERS' EQUITY.

The Company repurchased 20,400 shares of its common shares in the first nine months of 2001 for $33,575 under the current stock buyback program. The Company also received in settlement an additional 80,000 shares at $1.80 per share to satisfy the damages of $65,823. This resulted in a gain for the Company in the amount of $74,165, after related legal expenses of $4,012. The average price of these two blocks of shares was $1.77 and at September 30, 2001 the Company holds 2,209,589 treasury shares.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2001

NOTE 5 - EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Nine months ended September 30,	2001	2001	2000	2000
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) before extra-ordinary gain	$1,345,033	$1,345,033	($408,497)	($408,497)
Extra-ordinary gain	204,639	204,639	240,960	240,960
Income available to common stockholders	$1,549,672	$1,549,672	($167,537)	($167,537)

Denominator:
Weighted average shares outstanding	7,960,952	7,960,952	8,384,011	8,384,011
Effect of dilutive securities:
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	7,960,952	7,960,952	8,384,011	8,384,011

Earnings (loss) per share before extraordinary item	$ .17	$ .17	($ .05)	($ .05)
Extraordinary gain on settlement	.02	.02	.03	.03
Earnings (loss) per share	$.19	$.19	($ .02)	($ .02)

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

The components of comprehensive income for the nine months ended September 30, 2001 and 2000, are as follows:

	2001	2000
Net income (loss)	$1,549,672	($167,537)

Other comprehensive income (loss)
Net unrealized gain (loss) on investments held for sale	(101,353)	56,420

Total comprehensive income (loss)	$1,448,319	($111,117)

NOTE 7 - INCOME TAXES.

The Company recorded approximately $70,000 and $60,000 of state income tax expense, respectively, for the nine months ended September 30, 2001 and 2000. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $2,807,000 at September 30, 2001. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2001

NOTE 8 - RELATED PARTY TRANSACTIONS.

In March 1998, the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the nine months ended September 30, 2001 and 2000, the Company recognized $6,725 and $12,945, respectively, of interest expense related to this obligation.

In September 2000, the Company entered into a warehouse lease agreement for 6,000 sq. ft. of storage space with Flournoy Management Inc. Flournoy Management Inc.'s majority shareholders are Gene and Scott Flournoy who are employed by the Company as Regional Managers in Alabama. The lease has a two-year term and the rate is $1,729 per month. The warehouse is being used to store amusement machines that the Company was forced to move out of South Carolina, as discussed in earlier reports, and as a technical center to deploy amusement machines in other jurisdictions.

The Company sub-leased office space for its corporate headquarters in Austin, Texas from a major shareholder, director and officer of the company. The amount paid for the first nine months ended September 30, 2001 and 2000 was approximately $36,000 and $27,000 respectively. This sub-lease ended with the purchase of a new corporate headquarters building on June 28, 2001.

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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as "Furtney"). On September 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. There can be no assurance of this result and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2001

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued).

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

Berkeley Square Limited Partnership v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-1913, South Carolina Court of Common Pleas, Berkeley County. On January 18, 2001, a lawsuit was filed for unpaid rents under a commercial lease of which the Company is a tenant on the lease, which expires September 2003. The leased premises had been used as the location of Ponderosa Bingo in Goose Creek, South Carolina. Because of construction projects at the Berkeley Square shopping center in the year 2000, tenants were denied the full use of the property. Ponderosa Bingo was subsequently moved to a new location in November 2000 and rent payments were terminated as of September 2000. The Company has asserted counterclaims against Berkeley Square Limited Partnership for loss of profits and other damages. The case is currently in the early discovery stage. The Company intends to vigorously defend this action. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C.Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C.Properties, a wholly owned subsidiary of American Bingo & Gaming Corp., obtained a sub-lease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties which stated that S.C. Properties could terminate the sub-lease in the event video poker and bingo were legislatively prohibited from operating in the State of South Carolina. On September 30, 2000, video poker ("video games") became illegal in South Carolina and S.C. Properties gave notice of termination. Brigham is suing for rent revenues not otherwise received in an undefined amount. S.C. Properties and the Company have filed a Motion to make the Complaint more definite and certain which stays the proceedings until the Motion is ruled upon. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

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

The Company has identified three operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services in the current year and two in the prior year. The entertainment segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama. The amusements segment represents operations of the Company's amusement arcades in Alabama during 2001 and the video gaming machines in South Carolina during 2000. The Hospitality segment is the party rental and catering business in Austin, Texas which is new in the current year.

A summary of the segment financial information reported to the CODM is as follows:

September 30, 2001
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$5,157,173	$1,087,612	$978,679	($1,406)	$7,222,058
Depreciation and Amortization	835,354	277,320	127,901	48,567	1,289,142
Segment profit	1,752,837	195,881	(247,291)	(151,758)	1,549,669
Segment Assets	7,255,444	728,680	3,916,799	4,834,397	16,735,320

September 30, 2000

	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$4,388,494	$3,531,385	$0	($2,000)	$7,917,879
Depreciation and Amortization	1,121,989	522,196	0	51,414	1,695,599
Segment profit	317,914	1,169,037	0	(1,654,488)	(167,537)
Segment Assets	5,678,889	648,762	0	5,195,144	11,522,795

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate overhead expenses, other income and expenses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances. Gross revenue numbers for 2000 were restated for the amusements segment to reflect net payouts instead of gross payouts. Net income is unaffected

NOTE 11 - ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

The Company opened a new bingo hall in Montgomery, Alabama on September 2, 2001. The bingo hall also included a video arcade with approximately 60 machines.

The Company purchased a party rental company in Austin, Texas, which was finalized on July 18, 2001.

The Company purchased a catering company in Austin, Texas which was finalized on August 22, 2001.

The Company purchased the real estate property where Ambler Bingo is currently being operated.

The Company has entered into a lease for a start up bingo hall in McAllen, Texas and will begin the lease in October 2001. The Company also entered into a lease for an existing bingo hall in Amarillo, Texas and will begin operations in the fourth quarter 2001.

The Company purchased an existing office building in Austin, Texas on June 28, 2001 and has moved its corporate offices into the facility. Part of the building is currently being leased to a third party, which terminated October 13, 2001. The Company plans to remodel the building and locate the sales and marketing departments of the hospitality division in the vacated lease space.

The Company will close several video arcades in Alabama at the end of July 2001, as they were deemed illegal by the local counties' sheriffs in three separate counties. The Company will continue to operate all arcades in Montgomery (two at the Company's bingo halls and one separate location). Most of the machines at the closed locations have been sold.

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

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended December 31, 2000 and 1999; the Company's Form 10-QSB for the quarters ended June 30, 2001 and March 31, 2001and the consolidated financial statements and related notes for the quarters ended June 30, 2001 and March 31, 2001. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2000 Annual report on Form 10-KSB.

The Company intends to grow its business through acquisitions and the selective start up of charitable bingo halls in markets in which it currently operates and other attractive markets. The Company's plans are to continue to repurchase its shares as market conditions warrant such action, although there can be no assurances that such repurchases will occur.

Results of Operations

Net income for the nine months ended September 30 2001 was $1,549,672, which equated to basic and fully diluted earnings per share of $0.19. Net loss for the nine months ended September 30 of 2000 was $167,537, which equated to a basic and fully diluted loss per share of $.02. The weighted average number of basic Common Stock shares outstanding totaled 7,960,952 in the first nine months of 2001 as compared to 8,384,011 in the first nine months of 2000. The reduction in revenue was a direct result of the cessation of video gaming in South Carolina on June 30 2000. If this revenue from 2000 was taken out, without unusual and non-recurring income items, net income in the current year actually increased by approximately $2,500,000.

Revenues

The Company generated consolidated revenues of approximately $7,222,000 during the period ended September 30, 2001 as compared with approximately $7,918,000 in the comparable period of the prior fiscal year, representing a decrease of approximately $696,000 or 9%. Again, this is due to the cessation of South Carolina video poker. However, amusement revenue totaled over $1,088,000 from our new Alabama locations. Entertainment (bingo) rental and other revenues totaled approximately $4,700,000, or 65% of revenues, for the first nine months of 2001, as compared to $4,020,000, or 51% of total revenues, for the first nine of 2000. During the first nine months of 2001, approximately 28% of the Company's bingo related revenues were generated in South Carolina, 16% in Alabama and 56% in Texas, compared to 15%, 21% and 64%, respectively, in the first nine months of 2000. The Hospitality segment is new this year and generated revenues of over $978,000.

Gross Margins

Gross margin was approximately$1,716,000 or 24% of revenues in the first nine months of 2001 versus approximately $2,230,000 or 28% in the first nine months of 2000, a decrease of 4%. This is directly related to the cessation of video gaming in South Carolina, which was a cash winnings type business versus the start up Alabama amusements business, which is a redemption business. In other words, in South Carolina, a player could win up to $125 cash; in Alabama, a player wins a $5 gift certificate. In addition, the hospitality business is in a start up situation, incurring many one-time expenses and lost about $44,000 for the period, or a negative gross margin of 4%. The entertainment (bingo) segment had a gross margin of 34% in the first nine months of 2001 compared to 17% in the same period of 2000, a substantial improvement.

Costs and Expenses

Depreciation and amortization expense totaled approximately $1,253,000 in the first nine months of 2001, a decrease of about $443,000 from the first nine months of 2000.

Littlefield Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses, excluding related depreciation expense, totaled approximately $905,000 in the first nine months of 2001, compared to approximately $1,679,000 in 2000. The Company has achieved the goal of keeping corporate expenses at approximately $100,000 per month before depreciation and amortization. Last year's expenses included approximately $160,000 in a one-time management bonus accrual, a stock bonus paid to the president for $200,000 and $162,000 in the accrual of a legal reserve.

Other income totaled approximately $653,000 for the first nine months of 2001, as compared to a loss of approximately $847,000 for the first nine months of 2000. Most of this increase came from gain on the sale of arcade machines for a gain of approximately $500,000, a legal settlement for $74,000 and an extra-ordinary gain on the payoff of equipment leases in the amount of $204,000.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2001 totaled approximately $374,000 and represented approximately 2% of the Company's total assets of approximately $16,375,000. Cash flows from operating activities for the nine months ended September 30, 2001 totaled approximately $1,398,000 compared to approximately $3,972,000 during the same period of 2000, a decrease of approximately $2,574,000. Cash flows from operating activities in the first nine months of 2001 were comprised of the Company's net income of approximately $1,550,000 reduced for non-cash amounts of net extra-ordinary gain on debt forgiveness of approximately $205,000 and gain on sale of fixed assets of approximately $500,000, increased by depreciation expense and intangible asset amortization of approximately $1,289,000, and decreased by net changes in operating assets and liabilities of approximately $748,000. Cash flows from operating activities in the first nine months of 2000 were comprised of the Company's net loss of approximately $168,000 increased for depreciation expense and intangible asset amortization of approximately $1,696,000, the losses on the write-off of fixed and intangible assets of $724,000, and compensation paid with treasury stock for $218,000, decreased by the extra-ordinary gain on debt restructuring of $241,000 and increased by net changes in operating assets and liabilities of approximately $1,743,000.

Net cash used in investing activities totaled approximately $7,565,000 for the nine months ended September 30, 2001, compared to approximately $957,000 in the nine months ended September 30, 2000. Cash used in investing activities consisted primarily of $4,341,000 related to property and equipment purchases, less $635,000 received from proceeds on the sale of machines, the purchase of equity securities for $1,525,000 less proceeds from the sale of equity securities of $607,000, and the purchase of goodwill and other intangibles in the amount of $2,055,000. Also, cash was used to loan money for the Heep Homestead in Austin, Texas, secured by the property, for $941,000. Cash used in investing activities in the nine months ended September 30, 2000 consisted primarily of approximately $418,000 related to property and equipment purchases, $79,000 in goodwill and intangible purchases, and approximately $513,000 to purchase equity securities.

Cash provided by financing activities in the first nine months of 2001 totaled approximately $3,036,000 as compared to net cash used in financing activities in the first nine months of 2000 of approximately $2,540,000. Cash used related to financing activities in the first nine months of 2001 included approximately $178,000 of Company treasury stock purchases and $488,000 to reduce notes payable and capital lease obligations. Cash used related to financing activities in 2000 included approximately, $2,076,000 of Company treasury stock purchases and approximately $463,000 of net cash paid to reduce notes payable and capital lease obligations.

Current assets totaled approximately $2,922,000 at September 30, 2001, providing the Company with a current ratio of .70 to 1. At September 30, 2001, the Company had approximately $16,375,000 in total assets with total liabilities of approximately $6,401,000 and approximately $9,975,000 of shareholders equity. Total assets include approximately $374,000 in cash, $1,448,000 in investments, $864,000 of net accounts and notes receivable, $6,800,000 of property and equipment, $5,050,000 of intangible assets, $1,013,000 in notes receivable and $569,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of approximately $3,802,000 and accrued liabilities and reserves of $2,382,000. Out of the reserves, $1,570,000 is the reserve for the punitive damages resulting from a lawsuit judgment that the Company is appealing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which Note 9 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

27.1 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K.

Form 8-K filed on August 7, 2001 regarding the purchase of Word of Mouth Catering on August 22, 2001, for a total purchase price of $800,000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

November 10, 2001

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
Vice Chairman of the Board, President and
Chief Executive Officer

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Secretary and Treasurer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page Number
27.1	Financial Data Schedule (for SEC use only).