Form 10KSB
period 2001-12-31
LITTLEFIELD CORP
filed 2002-03-22
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001

Commission file No. 0-13530

Littlefield Corporation
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

74-2723809
(I.R.S. Employer Identification No.)

2501 North Lamar Blvd. Austin, Texas 78705
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

Issuer's revenues for its most recent fiscal year	$10,591,900
Aggregate market value of the issuer's common stock held by non-affiliates Based on the average bid and asked price as of March 5, 2002	$8,852,337
Number of shares of the issuer’s common stock outstanding as of March 5, 2002	8,006,455

Documents Incorporated By Reference

The issuer’s Proxy Statement for its annual meeting of stockholders scheduled to be held on April 24, 2002, is incorporated by reference in this Form 10-KSB in Part III Item 9, Item 10, Item 11 and Item 12.

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

PART I

ITEM I: DESCRIPTION OF BUSINESS

Littlefield Corporation develops, owns and operates charitable bingo halls, operates gaming and amusement arcades, and owns and develops party rental and catering companies. We operate 23 charitable bingo halls in Texas, Alabama, and South Carolina. We own gaming and amusement locations in Alabama, and in 2001 we acquired and began developing custom catering and party event operations in Austin, Texas.

We were incorporated in Delaware in 1994 as American Bingo and Gaming Corp. From inception through 1999 we suffered through a chaotic leadership structure. There have been five (5) separate Presidents or chief executive officers during our brief history as well as a continuously changing board of directors. In mid-1999, Daniel W. Deloney was named a director, and immediately after the resignation of the board of directors and management, became interim chief executive officer and chairman of the board. In July 1999, Jeffrey L. Minch was appointed a director and in October 1999, was named President. Daniel W. Deloney continues as chairman of the board. Gordon R. McNutt became a director in October 1999. Gary Valdez became a director in January 2001. The new management and board own a substantial amount of our stock.

CURRENT YEAR EVENTS:

During 2001, we opened four new start up bingo halls: two in Charleston, South Carolina, one in Montgomery, Alabama, and one in Amarillo, Texas. Another hall near McAllen, Texas, and one in Georgetown, South Carolina, are being renovated for an early 2002 opening. These halls are also new, start-up halls. We opened another bingo hall in Columbia, South Carolina in January 2002.

During the third quarter, we sold our investment portfolio in the Carr America and Jameson Inn preferred stock for a net gain of $142,187. We had enjoyed an annualized dividend of 11.5% ($70,533) and realized an additional 34% cumulative gain on the appreciation of these investments.

We invested approximately $1,550,000 in a managed, high-yield bond fund, and borrowed 50% of the value in a one-year loan at 6% interest. The bond fund is currently paying dividends of approximately 8.5% annually.

We closed two amusement arcades in Millbrook, Alabama and Prattville, Alabama in July 2001, when they were deemed illegal by local district attorneys. The machines were redeployed in other locations in Montgomery, Alabama. We opened two new arcades in Montgomery, Alabama, with one of them co-located in our new bingo hall, and one located just outside the city limits. Montgomery continues to have a favorable legal climate for the redemption type machines, and the city has recently passed a $750 per machine tax for 2002 in order to raise money for city improvements. We sold most of the gaming machines brought from to Alabama from South Carolina in four separate transactions for a combined sales price of $620,000. The rest of the machines were written off, but were almost fully depreciated. We realized a net gain of approximately $368,000 on these combined transactions (the sales and the write-offs).

We purchased an existing building, financed with a five year bank loan, in central Austin and moved our corporate headquarters from the downtown Austin leased facilities to this building. We completed three renovation projects on this building in the second half of 2001, with another to be completed in early 2002 (the combined marketing center for the hospitality business and conference room).

We purchased the building in Abilene, Texas, where one of our bingo halls, Ambler Bingo, is located. The rest of the building is either leased to other businesses, or in the process of being leased. We entered into a five-year loan with the seller as part of the purchase price.

In July 2001, we purchased a party rental business called Premiere Party Rentals, the largest party rental company in Austin. In August 2001, we purchased one of the top catering businesses in Austin, Word of Mouth Custom Catering. The combined purchase price for both companies was approximately $2,600,000, and was financed in part with seller notes. Both companies are part of the Littlefield Hospitality division. The sales and marketing staffs of each company and Austin Tents and Events, the first company purchased for this division in November 2000, were all moved to our corporate headquarters at the end of 2001.

We settled with one of our equipment lessors by paying one-half of our outstanding debt in cash and getting the other half “forgiven”. This resulted in a net, after-tax, extra-ordinary gain of approximately $204,000. We are still in settlement negotiations with one other equipment lessor.

We settled a lawsuit with a former shareholder, and we received 80,000 shares of common stock as part of the settlement.

The Collins/Coats lawsuit was decided in February 2001, which resulted in punitive damages placed on us in the amount of $1,570,000. We accrued for this amount in the 2000 and 2001 financial statements. The punitive amount is almost ten times the actual damages of $157,450, which have been paid. The lawsuit is currently under appeal and we believe we have a very good chance of winning a reversal in at least some, if not all, of the punitive damages.

During 2001, we purchased 20,400 shares of our stock at an average price of $1.65 as a continuing part of the 1999 buyback plan. We issued out of our treasury stock 86,831 shares to pay directors’ fees and as part of the purchase price for Word of Mouth. The average value of this stock was $2.04 per share, which saved us $176,746 in net cash. We currently hold 2,170,835 shares in treasury at an average cost of $1.24. We have approved the purchase of an additional 829,165 shares under the 1999 stock buyback plan if the market price warrants such an investment. However, we are under no obligation to do so.

PRINCIPLE BUSINESS AND MARKETS

We currently have three distinct and separate business segments.

Littlefield Entertainment owns and operates 23 charitable bingo businesses. Of these 23 bingo halls, twelve (12) are in Texas (Austin-1, Abilene-2, Amarillo-3, McAllen-1, Lubbock-3, Odessa-1 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1) and eight (8) are in South Carolina (Charleston-5 and Columbia-3). The total segment comprised approximately 64% of our total revenues in 2001.

Littlefield Amusements is comprised of our gaming and amusement arcades. This segment accounted for 13% of total revenues in 2001, down from 37% in 2000, as a result of the discontinued gaming operations in South Carolina. We sold about half of the amusement machines moved from South Carolina and the remaining machines are located at three (3) arcades in Montgomery, Alabama. We continue to monitor the regulatory climate in Alabama concerning these types of operations, and are not planning to expand this division in the future. We have about 80 machines left to deploy and are actively seeking two more locations in the Montgomery area.

Littlefield Hospitality is our newest business segment. Our first acquisition was Austin Tents and Events in November 2000. We added Premiere Party rental in July of 2001, and Word of Mouth Custom Catering in August of 2001. Revenues comprised 23% of total gross revenues in 2001. This business showed a loss in the current year, which we had expected. We launched an aggressive marketing effort after the current year acquisitions in order to gain market share and increase brand awareness. In addition, we are in the process of merging three separate warehouses into one, thus realizing some anticipated merger efficiencies. We expect to complete this transaction by mid-2002.

The breakdown in revenues, net profit, and assets by segment is as follows:

	Entertainment	Amusements	Hospitality	Other	Total Company
Gross revenues	$ 6,778,771	$ 1,397,464	$ 2,422,563	$ (6,898)	$ 10,591,900
Net operating income	2,184,540	602,522	(237,425)	(1,016,775)	1,532,862
Total assets	16,242,346	3,658,809	4,189,730	(6,877,018)	17,213,867
Net income before depr & amortization	$ 3,312,495	$ 966,344	$ (62,363)	$ (945,393)	$ 3,271,083

The "Other" column consists of corporate overhead, other income and expenses, extra-ordinary gain, income taxes, and inter-company eliminations.

LITTLEFIELD ENTERTAINMENT. Our main business is the management of charitable bingo halls. We might be called a "charitable bingo lessor" or "bingo conductor" or "bingo promoter" depending upon the jurisdiction in which we are operating.

A new charity bingo hall is created when we contract with a real estate landlord, through a long-term real estate lease, to rent premises suitable for a bingo hall. We engage in precise market, demographic and location research in order to ensure the suitability of a specific site for the development of a new bingo hall. We then develop the physical plant for a bingo hall based upon our expertise; and, attract the requisite number of charities for the use of the premises and the services provided to support the charity’s conduct of bingo operations.

We anticipate recovering our entire investment (usually $100,000 to $400,000) in a new start up bingo hall within one to two years after the attainment of a stable and predictable operating environment (typically 6-12 months after the initiation of operations with a full contingent of charities).

In addition to starting up new charitable bingo halls, we may acquire other companies that also engage in the management of charitable bingo halls. We anticipate an immediate going in return of 25-35% on our entire investment and the ability to sustain that level of performance for a ten (10) year period, absent only regulatory environmental changes beyond our ability to predict or control.

In 2001, we provided approximately $2,640,000 in charitable funding to those charities that operate in our bingo locations. We helped raise $813,000 for charities in South Carolina; $480,000 for charities in Alabama, and $1,347,000 for charities in Texas.

Competition: The charitable bingo market is a fragmented business, often with operators who are individuals or partnerships, with no one dominant competitor. Competition also includes charitable organizations. From region to region there may be a dominant player in their immediate markets, but we are the only publicly traded bingo promoter with more than just a regional presence.

Our unit of competition is an individual bingo hall. Competition is further subdivided by the time of day or night that a bingo hall operates. A bingo hall could generally be a daytime hall, a nighttime hall or a late night hall. In certain jurisdictions, we would like to operate at all three times – day/night/late night. An individual bingo hall competes within a trade area of approximately fifteen (15) miles against other bingo halls operating at the same time. Within a larger market (e.g. Charleston, South Carolina) the presence of a number of bingo halls may not give rise to significant competition. In general, we believe that approximately one to one and a half percent (1-1.5%) of the population in a city of more than 100,000 are meaningful and consistent bingo players.

The principle methods of competition used, once an ideal location is obtained, include providing clean, safe and attractive facilities, creating customer loyalty through various marketing efforts, and other promotional programs to stimulate interest in not only playing the game of bingo, but in frequenting our bingo locations specifically. Our combined industry knowledge also gives us a competitive advantage when negotiating with the various charities to use our facilities for their operations. Direct advertising is generally not permitted under the local bingo regulations by the promoter’s organizations.

Regulation. We operate in Texas, Alabama and South Carolina, and each state regulates bingo operations differently.

In Texas, the Texas Lottery Commission regulates bingo and its rules are uniform throughout the State. In general, a bingo hall can sustain up to seven (7) charities and can operate seven (7) days per week and conduct as many as fifteen (15) bingo sessions per week.

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

The breakdown in entertainment revenues by geographic region is as follows:

	Texas	Alabama	South Carolina	Total Entertainment
Gross revenues	$ 3,513,451	$ 1,597,324	$ 1,667,996	$ 6,778,771
Net operating income	1,127,274	383,841	673,425	2,184,540
Total assets	7,951,722	4,126,427	4,164,197	16,242,346
Operating income before depr & amortization	$ 1,769,578	$ 461,287	$ 1,081,630	$ 3,312,495

LITTLEFIELD AMUSEMENTS:

Our second business segment is amusement arcades. As of December 31, 2001, a total of 154 machines are working in three (3) different locations in and around Montgomery, Alabama, including 120 at our two bingo halls. Approximately 80 machines are waiting to be deployed in undetermined locations in Montgomery, Alabama. We sold most of the 1,000 machines moved from South Carolina in July of 2000 for over $600,000 during 2001.

Competition: Because the amusement arcade business has emerged in Alabama as a result of the cessation of gaming in neighboring South Carolina, we have very little competitive data on this industry. There has been a large influx of machines into the State, but the arcades appear to be operated by numerous small individuals and companies.

Regulation. Amusement machines are considered illegal in parts of Alabama, so we are limited to those areas of Alabama where the local law enforcement entities are allowing them. We believe there is about a two-year “window of opportunity” in Alabama before legislation may step in and create a similar situation to South Carolina, where we ceased amusement machine operations in 2000. We cannot be sure that we will be able to continue operating our amusement machine segment in Alabama. However, the city of Montgomery has recently passed a tax of $750 per machine in order to raise money for city improvements, which would indicate their commitment to keeping them legal. In addition, the Alabama legislature is considering a bill to tax the industry statewide in order to make up education funding shortfalls in the state budget.

LITTLEFIELD HOSPITALITY:

We purchased a new line of business in the last quarter of 2000 with the acquisition of Austin Tents and Events, and with the purchase of Premiere Party Rental and Word of Mouth Custom Catering in the summer of 2001. These combined businesses had average revenue of approximately $4,500,000 per year and operated in the central Texas area in and around Austin, Texas. The companies engaged in the party rental business, catering, and installation of tents for events, parties, weddings, festivals, etc. as well as a small amount of event planning (music, flowers, catering, etc.). We plan to grow this business through marketing efforts and other strategic acquisitions to other cities and regions around the United States.

Competition: The catering, party rental, tent installation, and event coordination market is very fragmented, especially in the local Austin area. The population of Austin is expected to double by 2004 and we want to insure that we can serve the needs of the growing event planning market. There are numerous catering and party rental companies in the Austin area. While these companies do offer catering services and party rentals, they do not offer the event planning expertise, i.e., “one-stop shopping”, that our combined companies can provide. The keys to success in the hospitality industry are to maintain quality-trained labor and to strive for consistency and excellence in customer service. The hospitality industry has a tradition of being fragmented and our combined acquisitions of Austin Tents and Events, Premiere Party Rental, and Word of Mouth Custom Catering give us a competitive edge in the Austin marketplace.

Regulation: There is no special regulation for this type of business, other than normal business taxes (sales & use, franchise, property, etc.) and employment issues. Permits are often needed for certain site locations. We comply with all regulatory issues.

EMPLOYEES: As of the report date, we had one hundred and twenty-nine (129) employees and four (4) directors, of which one is a full time employee. Of the current employment level, eleven (11) are at our headquarters in Austin, Texas, thirteen (13) are engaged in field bingo operations, eleven (11) are employed at the amusement arcades, and ninety-four (94) are with Littlefield Hospitality.

ITEM 2 – DESCRIPTION OF PROPERTY

Our principal executive offices, which we own, are located at 2501 North Lamar Blvd., Austin, Texas 78705. We lease space for the majority of our bingo operations in Texas, Alabama and South Carolina and in turn sublease the bingo centers to various charities. We are responsible for real estate taxes, insurance, common area maintenance and repair expenses on certain of our leases. We own three bingo centers and our former corporate headquarters in South Carolina. We believe the condition of our leased and owned properties is good. No single property, leased or owned, amounts to 10% or more of our total assets.

State	City	Location Purpose	Location Name	Status
Alabama	Mobile	Bingo Hall	Bingo Haven	Operating
	Montgomery	Bingo Hall/Amusements	Winners	Operating
	Montgomery	Bingo Hall/Amusements	Good Times	Operating
	Montgomery	Amusement Arcade	Pot O Gold	Operating
South Carolina	Charleston	Bingo Hall	Beacon	Closed
	Charleston	(2) Bingo Halls (B&C)	Lucky I	Operating
	Charleston	(2) Bingo Halls (B&C)	Shipwatch	Operating
	Charleston	Bingo Hall	Bonanza	Operating
	Charleston	Bingo Hall	Ponderosa	Closed
	Columbia	Bingo Hall	American Bingo I & II	Operating
	Columbia	To be Renovated for lease	Old Corp.Hdqtrs	Vacant
	Georgetown	Bingo Hall	By George! Bingo	To be Opened in 2002
Texas	Abilene	Bingo Hall	Ambler Bingo	Operating
	Abilene	Bingo Hall	Super Bingo	Operating
	Amarillo	Bingo Hall	Hi-Plains Bingo	Operating
	Amarillo	Bingo Hall	Goldstar II Bingo	Operating
	Amarillo	Bingo Hall	Grandview Bingo	Operating
	Austin	Corporate Headquarters	Corporate Hdqtrs	Occupied
	Austin	Bingo Hall	American Paradise	Operating
	Lubbock	Bingo Hall	Lucky Bingo	Operating
	Lubbock	Bingo Hall	Goldstar I Bingo	Operating
	Lubbock	Bingo Hall	Parkway Bingo	Operating
	McAllen	Bingo Hall	Americana I	Operating
	McAllen/San Juan	Bingo Hall	Triple City Bingo	To be Opened in 2002
	Odessa	Bingo Hall	Strike It Rich	Operating
	Austin	Warehouse	Premiere Party Rental	Operating
	Austin	Kitchen & Offices	Word of Mouth Catering	Operating
	Austin	Warehouse	Word of Mouth	Operating
	Round Rock	Warehouse & Offices	Tents & Events	Operating
	San Antonio	Bingo Hall	Blanco Bingo	Operating

ITEM 3 - LEGAL PROCEEDINGS

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 we bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”). On June 12, 1997, Furtney filed a lawsuit against us in Florida, alleging breach of contract. Furtney alleged that we defaulted on our original purchase note and stock obligations under the purchase agreements. On July 12, 1997, we answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. We believe we were materially defrauded in our purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to us of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. We sold these three bingo centers in December of 1995. In January of 1997, the State of Florida settled all matters regarding our previous ownership and operation of these bingo centers. We believe that Furtney's lawsuit against us is completely without merit and we will prevail in our counterclaim. The cases are currently in the discovery phase and are not expected to go to trial until the latter part of 2002. We were unsuccessful in our attempts to settle the disputes through mediation; therefore we plan to pursue and defend these actions vigorously.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging we had engaged in civil conspiracy and tortiously interfered with the plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. We believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Actual damages of $157,000 were awarded in addition to punitive damages of $1,570,000. We have appealed this decision with the South Carolina appellate court and it is the opinion of our legal counsel that the punitive damages will be reversed on appeal. The State of South Carolina does not favor punitive damages, nor are they favored nationally. Generally, when punitive damages are awarded, the maximum amount awarded is no more than four (4) times actual damages. In this case, the trial judge awarded ten (10) times the actual damages. In addition, the trial court gave no consideration to the fact that corporations can only act through their officers, agents, and employees and that none of the individuals involved in this lawsuit were employed by us at the time of trial. The total amount of the award has been accrued for in the financial statements, with the actual damages of $157,000 being paid in 2001.

Berkeley Square Limited Partnership v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-1913, South Carolina Court of Common Pleas, Berkeley County. On January 18, 2001, a lawsuit was filed for unpaid rents under a commercial lease of which we were a tenant on the lease, which expires June 2003. The leased premises had been used as the location of Ponderosa Bingo in Goose Creek, South Carolina. Because of construction projects at the Berkeley Square shopping center in the year 2000, tenants were denied the full use of the property. Ponderosa Bingo was subsequently moved to a new location in November 2000 and rent payments were terminated as of September 2000. We have asserted counterclaims against Berkeley Square Limited Partnership for loss of profits and other damages, and the case is currently in arbitration. We intend to vigorously defend this action.

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston Lenrich Associates has brought this action against us based on a commercial lease guaranty that was signed by us. The tenant on the lease is Concessions Corp., a subsidiary of ours and had been used as the location of the “Lucky II’ facility, which was closed in early 2000. The lease expires in February 2003. Because rental payments under the lease are currently in arrears, Lenrich Associates is seeking to enforce the guaranty against us. Our liability under the guaranty is capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. Additionally the space has been leased to a new tenant, thus capping the rent arrears as of January 1, 2002. We are currently in settlement negotiations.

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C. Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C.Properties II, Inc., a wholly owned subsidiary of ours, obtained a sub-lease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties, which stated that S.C. Properties could terminate the sub-lease in the event video poker or bingo were legislatively prohibited from operating in the State of South Carolina. On June 30, 2000, video poker (“video games”) became illegal in South Carolina and S.C. Properties gave notice of termination. Brigham is suing for rent revenues not otherwise received in an undefined amount. Our attorney, using grounds that neither the complaint nor the cross-complaint set forth a genuine issue of material fact, filed a Motion for Summary Judgment on February 5, 2002.

Montgomery County Sheriff’s Dept. et al. v. Good Times, et.cl. Circuit Court of Montgomery County, Alabama, Case No. CV-01-2164; This case involves a claim for declaratory judgment filed by the Sheriff of Montgomery County to determine the applicability of certain laws and regulations regarding the operation of bingo in Montgomery County, Alabama and was filed in July of 2001. Document discovery has been initiated, but is not complete at this stage. The Court has entered a preliminary order requesting the parties to address two threshold legal issues and briefs are due to be filed on or before March 15, 2002. We intend to vigorously defend this action and are confident that our relationship with bingo operations in Montgomery County is consistent with existing law.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders during the fourth quarter of 2001.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASDAQ Small Cap Market System under the symbol "LTFD". The following table shows the range of reported high and low closing bid prices for our common stock for the periods indicated as reported on the NASDAQ Summary of Activity monthly reports.

Fiscal 2001:	High	Low	Fiscal 2000:	High	Low
First Quarter	$1.75	$1.13	First Quarter	$1.44	$0.69
Second Quarter	$2.90	$1.13	Second Quarter	$1.81	$0.97
Third Quarter	$2.85	$1.85	Third Quarter	$2.19	$1.22
Fourth Quarter	$2.42	$1.88	Fourth Quarter	$2.13	$1.44

Security Holders

As of March 5, 2002, the approximate number of record holders of our common stock was 115 and the approximate number of beneficial shareholders was 1,300.

Dividends

We have never paid, and currently have no intention to pay, any cash dividends on our common stock.

Recent Sales of Unregistered Securities

In 2000 and 2001, we issued common stock to employees, officers, and directors in connection with our employee compensation plans and we issued common stock and notes in connection with certain acquisitions. All of these securities were issued in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933. These securities were issued in the following transactions:

During 2000, we issued 40,000 shares of common stock to four (4) employees pursuant to existing employee compensation plans as stock bonus awards for good performance. These bonus award shares were issued on November 17, 2000, when the share price was $0.56. The total fair market value of these shares was $22,400.

Also during 2000, we issued 27,734 shares of common stock to each of two (2) directors pursuant to existing compensation plans for our board of directors. These stock grants occurred approximately at the end of each quarter with an average share price of $1.30. The total fair market value for the shares issued was $37,129.

Also in 2000, we issued 100,000 shares to our president and CEO as a bonus for meeting specific criteria defined in his employment agreement. Our President and CEO, Jeffrey Minch, is allowed to receive 100,000 shares of stock each time the share price increases by $1. This occurred in 2000, and the shares were granted on September 20, 2000, when the share price was $2.00. The total fair market value of this bonus was $200,000.

During 2001, we issued 29,139 shares of common stock to each of three (3) directors pursuant to existing compensation plans for our board of directors. These stock grants occurred approximately at the end of each quarter with an average share price of $2.09. The total fair market value for the shares issued was $60,747.

On July 17, 2001, we issued two promissory notes in the amount of $500,000 each to an individual who was the former owner of Premiere Party Rental, in connection with the purchase of DEMCO, Ltd., dba, Premiere Party Rental. The Premiere Party Rental acquisition is described in our report on Form 8-K filed with the SEC on August 7, 2001.

On August 22, 2001, we issued 57,692 shares of restricted common stock and two promissory notes in the amount of $200,000 each to two individuals who were the former owners of Word Of Mouth Catering in connection with the purchase of Word Of Mouth Catering, Inc. The stock was valued at $120,000 ($2.08 per share). The Word Of Mouth acquisition is described in our report on Form 8-K filed with the SEC on September 17, 2001.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The year 2001 was a growth year for us with the opening of four new start-up bingo halls, two amusement arcades and the acquisition of two Hospitality companies, Premiere Party Rental and Word Of Mouth Custom Catering.

In the coming year, we plan to deploy the 80 remaining amusement machines into two or more locations in Montgomery, Alabama. The machines located within our own bingo halls, and in the third location, are all doing very well. We constantly monitor each location for profitability to decide if a location should remain open. This segment of our business will be a much smaller portion of the total earnings than it has in past years.

The realignment of our bingo halls in South Carolina has made a very positive impact on operations as indicated by the 2001 results. Two more halls are scheduled to be opened during 2002, as well as a plan to hold one or more “A” bingo games.

We expect Alabama bingo growth in 2002 to come from opening a new start-up hall or purchasing a hall, possibly in the Huntsville area. The opening of the new hall, Good Times, in Montgomery in June of 2001, was hurt by the earlier opening of a competing charity bingo hall located across the street from Good Times. At the time our new hall opened there were three halls in the immediate area. These three halls could not all be sustained on a profitable basis. In addition, the charity-operated hall filed a lawsuit against all the non-charity operated halls in the Montgomery area, claiming that they were illegal. We joined a consortium and hired a law firm to represent the non-charity operated halls to defend against this lawsuit. In late 2001, the charity-operated hall closed down. This had a very favorable impact on the performance of Good Times, and we expect this hall to be profitable in 2002. At the date of this report, however, there is a moratorium on the issuance of any new bingo licenses in Montgomery while the lawsuit is in progress. This has had a slightly negative effect, as two charities quit our bingo operations and could not be replaced.

Texas bingo earnings in 2002 should compare favorably to 2001 with all halls in operating condition. We also plan to purchase at least one new location in early 2002, and we are actively seeking other potential locations, either as acquisitions or new, start-up halls.

Corporate overhead expenses have become consistent at approximately $100,000 per month on a cash basis.

We spent considerable sums in 2000 to settle and eliminate several lingering lawsuits that came about by actions of the previous management. Legal fees were substantially reduced in 2001, compared to 2000 as these lawsuits continued to get worked out, through negotiations, arbitration, settlements, and court judgments. We have accrued a total of $1,570,000 for legal expenses and settlements as of the end of 2001. The largest accrual was a result of a judgment for punitive damages in a lawsuit that we are currently appealing. Our legal counsel has advised us that they believe the punitive damages award will be reversed on appeal. The State of South Carolina does not favor punitive damages. Generally, when punitive damages are awarded, the maximum amount awarded is no more than four (4) times actual damages. In this case, the trial judge awarded ten (10) times the actual damages. In addition, the trial court gave no consideration to the fact that corporations can only act through their officers, agents, and employees and that none of the individuals involved in this lawsuit were employed by us at the time of trial.

Results of Operations

Comparison of Fiscal 2001 to Fiscal 2000

We are pleased to report net income of approximately $1,532,000 for the year ended December 31, 2001 compared to a net loss of approximately $1,600,000 in 2000. The net loss in 2000 was mainly attributable to the accrual of a lawsuit judgment and other one-time and non-recurring expenses. Net income from operations (before other income and expenses and income taxes) in 2001 of approximately $780,000 was approximately 7.4% of gross revenues, compared to net operating income in 2000 of $617,000 or 6.3% of gross revenues.

Broken down by segments, net income from bingo operations (Littlefield Entertainment) was approximately $2,185,000 in 2001 compared to approximately $1,236,000 in 2000, an increase of 77%. Video gaming (Littlefield Amusements) net income in 2001 was approximately $603,000 compared to net income of approximately $1,350,000 in 2000, a decrease of $747,000 or 55%. The decrease was due to the cessation of video gaming in South Carolina in June of 2000. The hospitality business showed a net loss of approximately $227,000 in 2001 compared to a net loss of $52,000 in 2000. The loss was expected because we just recently acquired the majority of this business in the second half of 2001 and have incurred a large expense in the sales and marketing area in order to capture market share, increase brand awareness, install quality control programs and improve customer service. We are also in the process of merging three separate warehouses into one, which will allow us to achieve merger efficiencies. We expect this process will be completed in mid-2002.

Revenues

Total revenues were approximately $10,592,000 in fiscal 2001 compared to approximately $9,808,000 in 2000, an increase of $784,000 (approximately 8%).

Broken down by segments, revenue from bingo operations (Littlefield Entertainment) was approximately $6,779,000 in 2001 compared to approximately $6,071,000 in 2000, an increase of $708,000. By geographic region, Texas bingo increased $45,000 from approximately $3,468,000 in 2000 to approximately $3,513,000 in 2001. South Carolina gross revenues increased $660,000, going from approximately $1,008,000 in 2000 to approximately $1,668,000 in 2001. Alabama bingo revenues increased slightly by $2,000, going from approximately $1,595,000 to approximately $1,597,000. Video gaming (Littlefield Amusements) revenue in 2001 was approximately $1,397,000 compared to approximately $3,673,000 in 2000. The decline was related to the cessation of video poker in South Carolina in June of 2000, as mentioned previously. Littlefield Hospitality had gross revenues of approximately $2,423,000 compared to about $60,000 in 2000. This large increase was all due to the two acquisitions made in July and August of 2001.

Gross Margins

Gross margin in 2001 was approximately $2,227,000 or 21% of gross revenues, compared to approximately $2,802,000 in 2000, or 29% of gross revenues, a decrease of almost 8%. This is mainly because the video poker business in South Carolina had very high gross margins and the Hospitality segment had low gross margins for this short year of operations and was expected.

Broken down by segments, gross margin in 2001 on bingo operations was approximately $2,185,000 (32% of revenues) compared to approximately $1,236,000 (20% of revenues) in 2000. Video gaming gross margins were approximately $259,000 (after we deducted the gain on the sale of the amusement machines) in 2001, (19% of gross revenues) compared to approximately $1,350,000 (37% of gross revenues) in 2000. The Hospitality segment had a negative gross margin of approximately $238,000 (10%) of revenues. The gross margins for all segments include all indirect expenses such as administrative salaries and marketing expenses for their respective divisions.

General & Administrative Expenses

Corporate overhead expenses were approximately $1,447,000 in 2001, compared to approximately $2,185,000 in 2000, a reduction of $738,000. If all unusual and nonrecurring items were taken out in both years, expenses were approximately $1,429,000 in 2001 compared to approximately $1,762,000 on 2000, a decrease of $333,000, a reduction of over 18%. Unusual and nonrecurring items for each year consisted of the following:

	2001	2000
Severance and final compensation	$ 2,994	$ 217,018
Provision for doubtful accounts and write-offs	-0-	127,588
Relocation expenses	15,134	78,809
TOTAL UNUSUAL AND NONRECURRING ITEMS	$ 18,128	$ 423,415

Other Income and Expenses

Total interest and investment income for 2001 was about $278,000 compared to approximately $249,000 in 2000. Interest expense increased from approximately $93,000 in 2000 to approximately $164,000 in 2001, due to some seller financed acquisitions and the purchase of two real estate properties. Other income and expenses were approximately $12,000 (expense) in 2001 compared to $52,000 (income) in 2000. The unusual and non-recurring income items in 2001 including gain on the sale of the amusement machines and other fixed assets for approximately $360,000, gain on the sale of our investment items of approximately $142,000, and gain on the settlement of a lawsuit with a related party for about $75,000, net of related legal expenses. We had one expense item of approximately $16,000 related to the write-off of abandoned assets on the two amusement arcades that we were forced to close when they were deemed illegal by the local district attorneys. The expense items in 2000 were a write-off of abandoned assets of almost $724,000 related to closing three bingo halls in South Carolina, all the gaming arcades in South Carolina and a bingo hall in Mobile, Alabama, and a reserve for legal settlements of $1,853,000 related to several known litigation issues previously mentioned in this report. (See Item 3-Legal Proceedings).

The Company’s income tax expense for 2001 was $125,211 compared to approximately $101,479 in 2000, all of which is related to state income taxes. The Company currently has a net operating loss available for carryover on its federal income taxes in excess of $3,800,000.

Extraordinary Gain

We recorded an extraordinary gain in 2001 for approximately $205,000 and another in 2000 for almost $147,000. Both were related to settlements with equipment lessors, net of income taxes.

Liquidity and Capital Resources

Cash flow from operations of $2,046,348 was not sufficient to fund all investment and financing activities, which included $3,473,718 to purchase property and equipment, $33,575 to purchase treasury stock, $544,930 to acquire Premiere Party Rental and Word of Mouth Catering, a loan to an unaffiliated third party for $845,000 at 16% annual interest, secured by a real estate deed of trust, payments on notes payable in the amount of $700,600 and the purchase of equity securities for $1,550,303. We met these additional cash needs by selling investments for $752,166, and fixed assets for $622,157, proceeds from notes payable, and by using our cash balances from the beginning of the year. We predict that next year’s cash flow from operations will be sufficient to fund normal business investing and financing activities, but will seek additional financing from either sellers or third party lenders for any major acquisitions.

We have reserved approximately $1,570,000 for punitive damages related to a legal judgment that was rendered against the Company in February 2001. We have already paid the actual damages of approximately $157,400. We are appealing this judgment at the appellate court in South Carolina and strongly believe the amount of the punitive damages will be reduced. At any rate, the cash payment is not predicted to occur until late 2002 or early 2003. We plan to set up a payout arrangement with the plaintiff in order to get this amount paid if our appeal should fail.

We plan to use our cash on hand and cash generated from operations in 2002 to make down payments on acquisitions of new bingo halls and other companies, to make leasehold improvements and renovations in our bingo operations, the consolidated hospitality warehouse and at our corporate and hospitality headquarters, and to purchase the necessary equipment, furniture and fixtures to operate the new businesses. We plan to obtain bank financing, as well as seller financing, on new acquisitions when favorable terms can be obtained and to use our treasury stock. We also plan to pay off the remaining capital lease on the gaming machines and are currently in the process of negotiating settlements with that lessor.

In addition, we may, from time to time, make purchases of securities available for sale in order to maximize investment income.

New Accounting Standards

We comply with the “Audit Committee Disclosure” rule issued by the Securities and Exchange Commission, which was effective January 31, 2000. The rule deals primarily with requiring an independent auditor to review our quarterly reports and requiring various audit committee reports in shareholder communications and the annual report.

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Based upon current data the adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No.141 "Business Combinations" requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company uses the purchase method for all our business combinations; therefore, the adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets" requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies will be Jan. 1, 2002. However, it is also effective on acquisitions initiated after July 1, 2001, which included our acquisition of Premiere Party Rental and Word Of Mouth Catering. Therefore, no amortization expense was recognized for these two companies. The Company will continue to review the impairment of all of our intangible assets on an annual basis.

Item 7 - Financial Statements

The independent auditors’ report, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.

Report of Sprouse & Anderson, L.L.P.	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4-F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7-F-8
Notes to Consolidated Financial Statements	F-9-F-25

Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9 - Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on April 24, 2002, which proxy statement will be filed with the Securities and Exchange Commission no later than March 24, 2002, is incorporated herein by reference.

Item 10 - Executive Compensation

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on April 24, 2002, which proxy statement will be filed with the Securities and Exchange Commission no later than March 24, 2002, is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on April 24, 2002, which proxy statement will be filed with the Securities and Exchange Commission no later than March 24, 2002, is incorporated herein by reference.

Item 12 - Certain Relationships and Related Transactions

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on April 24, 2002, which proxy statement will be filed with the Securities and Exchange Commission no later than March 24, 2002, is incorporated herein by reference.

Item 13 - Exhibits, Lists and Reports on Form 8-K

Exhibit	Description
3.1	Certificate of Incorporation of the Company dated September 8, 1994, as amended October 17, 1994, and further amended July 31, 1997 and August 13, 1998, and September 22, 1999 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

10.1*	Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.2*	Amended and Restated 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.3*	1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).
10.4*	Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.5*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.6*	American Bingo 7 Gaming Corp. Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on From 10-QSB filed by the Company on August 16, 1999, for the quarter ended June 30, 1999).

10.7	Master Coin Machine Agreement dated November 9, 1998, by and among the Company, Gold Strike, Inc., Mims & Dye Enterprises, LLC, Michael W. Mims and Danny C. Dye (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.8	Settlement Agreement dated January 27, 1997 with the State of Florida (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.9*	Employment Agreement effective as of September 21, 1999, with Jeffrey L. Minch. (incorporated by reference to Exhibit 10.36 of the Annual Report on From 10-KSB filed by the Company on March 28, 2000).
21.1	Subsidiaries of the Company.

*	Denotes a management contract or compensatory plan or arrangement.

Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2002

LITTLEFIELD CORPORATION
(Registrant)
By: /s/ Jeffrey L. Minch
Jeffrey L. Minch
Vice Chairman of the Board, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Jeffrey L. Minch Jeffrey L. Minch	Vice Chairman of the Board, President and Chief Executive Officer	March 5, 2002
/s/Daniel W. Deloney Daniel W. Deloney	Chairman of the Board	March 5, 2002
/s/Gordon R. McNutt Gordon R. McNutt	Director	March 5, 2002
/s/F. Gary Valdez F. Gary Valdez	Director	March 5, 2002
/s/Kathryn L. Scanlon Kathryn L. Scanlon	Secretary and Treasurer	March 5, 2002

LITTLEFIELD CORPORATION & SUBSIDIARIES

DECEMBER 31, 2001

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No
INDEPENDENT AUDITORS' REPORT	F-2
FINANCIAL STATEMENTS: Consolidated Balance Sheet as of December 31, 2001	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000	F-4-F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000	F-7-F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9-F-23

INDEPENDENT AUDITORS' REPORT

Board of Directors
Littlefield Corporation

We have audited the accompanying consolidated balance sheet of Littlefield Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

Sprouse & Anderson L.L.P.

Austin, Texas
February 11, 2002

Littlefield Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$ 956,417
Accounts receivable, net of allowance for doubtful accounts of $0	1,015,557
Equity Securities, available for sale	1,560,757
Other current assets	432,332
Total Current Assets	3,965,063

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,055,655

Other Assets:
Notes receivable	947,258
Intangible assets, net	4,955,301
Other non-current assets	290,590
Total Other Assets	6,193,149

TOTAL ASSETS	$17,213,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 1,319,500
Long term debt, current portion	291,891
Long term debt-related party, current portion	280,448
Trade accounts payable	409,561
Reserve for settlements	1,570,000
Accrued expenses and other current liabilities	960,355
Total Current Liabilities	4,831,755

Long-term Liabilities:
Long term debt, net of current portion	982,826
Long term debt-related party, net of current portion	1,132,189
Total Long-term Liabilities	2,115,015
Total Liabilities	6,946,770

Commitments and Contingencies
Capital Leases payable	135,163

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,177,290 shares, outstanding 8,006,455 shares)	10,177
Additional paid-in-capital	23,782,716
Treasury stock – 2,170,835 shares, at cost	(2,758,654)
Accumulated other comprehensive income	7,617
Accumulated deficit	(10,909,922)
Total Stockholders' Equity	10,131,934

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,213,867

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000
REVENUES:
Entertainment	$6,778,771	$6,071,480
Amusements	1,397,464	3,673,089
Hospitality & Other	2,415,665	63,181
TOTAL REVENUES	10,591,900	9,807,750

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	2,388,472	832,447
Rent and utilities ($-0- and $31,000, respectively to related parties)	1,767,055	2,026,420
Other direct operating costs	2,497,052	1,326,982
Depreciation and amortization	1,666,846	2,032,483
License expense	45,036	786,942
TOTAL COSTS AND EXPENSES	8,364,461	7,005,274

GROSS MARGIN	2,227,439	2,802,476

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	703,893	741,576
Legal and accounting fees	178,689	367,974
Depreciation and amortization	71,375	68,917
Other general and administrative ($36,000 and $48,000 to related parties)	475,363	583,340
Unusual and nonrecurring items:
Severance and final compensation	2,994	217,018
Provision for doubtful accounts and write-offs	---	127,588
Relocation expenses	15,134	78,809
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,447,448	2,185,222

OPERATING INCOME	779,991	617,254
OTHER INCOME AND EXPENSES:
Interest and investment income	277,644	248,614
Interest expense ($52,465 and $16,247 respectively to related parties)	(164,032)	(92,611)
Gain on sale of fixed assets	359,537	---
Gain on sale of investment assets	142,187	---
Write-off of abandoned assets	(15,602)	(723,640)
Gain on settlement with a related party, net of legal expenses of $3,349	75,151	---
Reserve for legal settlements	---	(1,853,433)
Other income and (expense)	(11,750)	51,896
TOTAL OTHER INCOME AND EXPENSES	663,135	(2,369,174)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,443,126	(1,751,920)
PROVISION FOR INCOME TAXES	114,903	55
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN	$1,328,223	$(1,751,975)
Extra-ordinary gain on settlement with equipment lessors, net of income taxes of $10,308 and $93,974 respectfully	204,639	146,986
NET INCOME (LOSS)	$1,532,862	$(1,604,989)
OTHER COMPREHENSIVE INCOME (LOSS), Net of Tax of $0 and $7,450
Unrealized gain on available for sale securities of $7,617 and $11,654 for 2001 and 2000, less reclassification adjustments for gains included in net income of $11,654 for 2001 and $0 for 2000 respectively	(4,037)	11,654
NET COMPREHENSIVE INCOME (LOSS)	$1,528,825	$(1,593,335)

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Years Ended December 31,
	2001	2000
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary gain	$ .17	$ (.21)
Basic extraordinary gain on settlement with equipment lessors	.02	.02
Basic earnings (loss) per share	$ .19	$ (.19)

Diluted earnings (loss) per share before extraordinary gain	$ .16	$ (.21)
Diluted extraordinary gain on settlement with equipment lessors	.02	.02
Diluted earnings (loss) per share	$ .18	$ (.19)

Weighted average shares outstanding – basic	7,967,891	8,287,349

Weighted average shares outstanding – diluted	8,127,315	8,287,349

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	-Common Stock-		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
Description	Shares	Value	Capital	Stock	Deficit	Income	Total
Balance at December 31, 1999	9,810,990	$10,177	$23,658,349	$ (804,087)	$(10,837,795)	$ ---	$12,026,644
Issuance of treasury stock pursuant to employee and director compensation plan	167,734		57,350	201,339			258,689
Repurchase of common stock under stock buyback program	(1,958,700)			(2,088,060)			(2,088,060)
Comprehensive income for the year ended 12/31/00						11,654	11,654
Net loss for the year ended 12/31/00					(1,604,989)		(1,604,989)
Balance at December 31, 2000	8,020,024	$10,177	$23,715,699	$(2,690,808)	$(12,442,784)	$11,654	$ 8,603,938
Issuance of treasury stock pursuant to employee and director compensation plan-net of $4,000 fees	29,139		20,190	36,556			56,746
Issuance of treasury stock pursuant to Acquisition of Word of Mouth business	57,692		46,827	73,173			120,000
Repurchase of common stock under stock buyback program	(20,400)			(33,575)			(33,575)

Receipt of treasury shares as provision of legal settlement	(80,000)			(144,000)			(144,000)
Comprehensive income (loss) for the year ended 12/31/01						(4,037)	(4,037)
Net income for the year ended 12/31/01					1,532,862		1,532,862
Balance at December 31, 2001	8,006,455	$10,177	$23,782,716	$(2,758,654)	$(10,909,922)	$ 7,617	$10,131,934

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,532,862	$(1,604,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation amortization	1,738,221	2,101,400
Loss on and disposal of fixed and intangible assets	15,602	723,640
Gain on sales of investment assets	(142,187)	---
Gain on disposal of property and equipment	(359,537)	(29,582)
Extra-ordinary gain on settlement with equipment lessors	(204,639)	(146,986)
Compensation paid with treasury stock	56,746	258,689
Gain on receipt of treasury stock	(75,151)	---
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(723,186)	230,163
Prepaid expenses and other assets	(309,747)	1,112,622
Trade accounts payable	189,354	156,505
Accrued expenses and other current liabilities	328,010	1,593,021
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,046,348	4,394,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	(1,550,303)	(611,812)
Sales of equity securities	752,166	---
Purchase of property and equipment	(3,473,718)	(1,478,553)
Issuance of notes receivable	(845,000)	---
Purchase of goodwill/intangibles	(544,930)	(208,650)
Purchase of bingo licenses	(140,000)	(86,470)
Proceeds from sale of property and equipment	622,157	82,877

NET CASH USED IN INVESTING ACTIVITIES	(5,179,628)	(2,302,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	---	(48,000)
Payments on notes payable	(700,600)	(441,386)
Proceeds from notes payable	1,319,500	125,000
Purchase of treasury stock	(33,575)	(2,088,060)

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	585,325	(2,452,446)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,547,955)	(360,571)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,504,372	3,864,943

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 956,417	$ 3,504,372

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$ 149,521	$ 46,354

Income taxes	$ 69,192	$ 60,434

Non-cash transactions:

Stock for compensation	$ 56,746	$258,869

Acquisition of property and equipment in exchange for notes payable	$1,535,236	$ 31,665

Acquisition of intangibles in exchange for notes payable	$1,400,000	$ ---

Forgiveness of debt with equipment lessors	$ 204,639	$146,986

Acquisition of goodwill in exchange for treasury stock	$ 120,000	$ ---

Receipt of treasury stock in legal settlement	$ 144,000	$ ---

See notes to consolidated financial statements.

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Littlefield Corporation actively participates in the U.S. charitable bingo market, the non-casino amusement arcade market, and the event planning/hospitality business. The Company's corporate headquarters is located in Austin Texas, and the Company operates primarily through wholly owned subsidiaries in Texas, South Carolina and Alabama. The Company generates its revenues from bingo centers in all three states, amusement arcade operations in Alabama, and the event planning market in Texas.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Littlefield Corporation and its subsidiaries (herein collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassifications:

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

Management Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of ninety days or less when purchased.

Accounts Receivable:

Accounts receivable consist of amounts due from charitable organizations that conduct bingo events at the Company’s various bingo centers, and are generally payable within one month of the event. Receivables also include rent due from operators of concessions located within bingo centers. Hospitality receivables are due from businesses, individuals and non-profit organizations and are generally due immediately after the event. Accounts receivable are not secured. Management provides an allowance for doubtful accounts, which reflects its estimate of the uncollectible receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of receivables, net of allowance for doubtful accounts, at the balance sheet date.

Property and Equipment:

The cost of equipment, furniture and fixtures is depreciated over the estimated useful lives of the assets ranging from two to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives. The buildings are amortized over thirty-nine years, which approximates their estimated useful lives. Building improvements are amortized over their estimated useful lives ranging from seven to fifteen years. Upon sale, retirement or abandonment of assets, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in income. Repairs and maintenance expenses, which do not extend asset lives, are expensed as incurred.

Investments:

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's securities are considered available for sale and are valued at fair value for financial statement purposes. Fair value is based on quoted market prices. The Company uses the average cost method for determining the cost basis on realized gains and losses of investments. The unrealized holding gain or loss represents the net change in the fair value of those securities and is shown in other comprehensive income.

Advertising:

Advertising costs are expensed when incurred or the first time the advertising takes place. During 2001, the Company had advertising expenses of $240,875. At December 31, 2001 the Company had prepaid advertising costs of $11,781.

Intangible Assets:

Intangible assets, which primarily consist of goodwill, bingo licenses and non-compete covenants resulting from the acquisition of bingo entities or Hospitality companies, are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their recorded values. Goodwill, which represents the excess of the cost of assets acquired over the fair market value of those tangible assets on the date of their acquisition, is amortized over various periods ranging from three to fifteen years, consistent with the estimated useful life of the goodwill. Under Statement on Financial Accounting Standard 142, "Goodwill and Other Intangible Assets", goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, shall not be amortized, but shall be reviewed for impairment in value. Non-compete covenants are amortized over the periods of the stated benefits, ranging from one to five years, and are monitored for contractual compliance. If the projected undiscounted future cash flows related to the intangible assets are less than the recorded value, the intangible asset is written down to fair value.

Revenue Recognition:

The Company generates revenues from the following sources:

Bingo:

Bingo rents, paper sales and head tax payments are received from charitable organizations through various sub-lease agreements of the Company's bingo centers. Revenues are determined by customer attendance, spending and prize payouts, as well as state regulations, which may dictate the number of bingo sessions a charity can conduct and rent limits that can be paid to a commercial lessor, such as the Company.

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

Other:

Other revenues are earned from party and tent rentals, catering services and event planning fees, concessions, vending machines, bingo supplies, pool tables and jukebox proceeds, and other sources.

Income Taxes:

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis and financial reporting carrying amounts of assets and liabilities. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes does not meet the “more-likely-than-not” recognition criteria.

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

Statement of Financial Accounting Standards No.141 "Business Combinations" requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company uses the purchase method for all our business combinations; therefore, the adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets" requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies will be Jan. 1, 2002. However, it is also effective on acquisitions initiated after July 1, 2001, which included our acquisition of Premiere Party Rental and Word of Mouth Catering. Therefore, no amortization expense was recognized for these two companies. The Company will continue to review the impairment of all of our intangible assets on an annual basis.

NOTE 2 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

On October 21, 1999 the South Carolina Supreme Court held that a referendum on video gaming was unconstitutional. The decision effectively caused an end to video gaming in South Carolina on June 30, 2000. As a result, the Company was able to restructure approximately $1,041,000 in notes and capital lease payables for approximately one-half of the total amount during 2000 and 2001. An additional $135,000 is still under negotiation.

During the second quarter of 2001 the Company purchased a building in central Austin and relocated their corporate headquarters from leased facilities in downtown Austin.

Also in the second quarter of 2001, a new bingo hall, with an amusement arcade, was opened in Montgomery, Alabama.

In the third quarter of 2001, two companies were purchased for the Hospitality division, Premiere Party Rental and Word of Mouth Custom Catering, for a combined total of $2,600,000. The number of shares issued for the Word of Mouth purchase was 57,692 for the amount of $120,000, which represents $2.08 per share. The purchase method of accounting was used for both acquisitions. The Company’s results of operations include Premiere Party Rental from July 18, 2001 through December 31, 2001, and Word of Mouth from August 23, 2001 through December 31, 2001. Because the acquisitions were made after June 30, 2001, no plan for amortization of goodwill has been made. Rather SFAS 142 will apply, so that amounts will not be amortized but evaluated for impairment on an annual basis. As part of the purchase agreements, the Company has entered into three year employment agreements with three individuals. Should the Company terminate the employment agreement without cause the Company would be liable for salary compensation and the cash value of the Company paid portion of any insurance coverage owed for the remaining term of employment. At December 31, 2001, total annual salary expense under these agreements approximates $200,000. The following is a table representing supplemental, pro-forma information containing the results of operations for 2001 and 2000, as though the purchased enterprises had combined at the beginning of each period.

	2001	2000
Revenues	$13,199,459	$14,102,044
Net (loss) income before extra-ordinary items	1,415,183	(1,277,358)
Net (loss) income	1,619,822	(1,130,372)
Earnings (loss) per share-basic	$.20	($.14)

Also in the third quarter, the Company purchased the shopping center where the Company has a bingo hall in Abilene, Texas.

In the fourth quarter of 2001, a new bingo hall was opened in Amarillo, Texas, and two new “C” halls were opened in Charleston, South Carolina.

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at December 31, 2001 consists of the following:

Land	$ 674,090
Buildings	1,987,264
Building and leasehold improvements	3,736,756
Bingo, amusement machines and rental equipment	1,941,653
Equipment, furniture and fixtures	1,874,545
Automobiles	453,108

10,667,416

Less: Accumulated depreciation and amortization	(3,611,761)

Property and equipment, net	$7,055,655

Depreciation and amortization expense charged to operations for the years ended December 31, 2001 and 2000 was $1,016,395 and $1,200,666, respectively.

NOTE 4 - INTANGIBLE ASSETS.

Intangible assets at December 31, 2001 consists of the following:

Goodwill	$7,329,550
Covenants not to compete	385,000
Capitalized acquisition costs related to note receivable	33,024
Bingo licenses	389,720

8,137,294

Less: Accumulated amortization	(3,181,993)

Intangible assets, net of accumulated amortization	$4,955,301

Amortization expense charged to operations for the years ended December 31, 2001 and 2000 was $721,826 and $900,734, respectively.

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

The Company recorded approximately $33,730 and $1,147,055 in 2001 and 2000, related to asset write-downs, video gaming machine impairment losses, future operating lease obligations on idle or unprofitable bingo centers, and other unusual charges.

	2001	2000
Other significant unusual charges recorded include the following:
Severance, reorganization and merger expenses associated with the change in personnel at the Board and Management levels, and the combining of company operations,	18,128	295,827
Write-off of abandoned assets	15,602	723,640
Provision for doubtful accounts and write-offs of accounts	---	127,588
Total other significant charges	33,730	1,147,055

Total unusual charges	$ 33,730	$1,147,055

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable at December 31, 2001 consist of the following:

Installment note payable to a bank, due on demand. The note accrues interest at prime plus 1.5% with monthly payments of principal and interest of $20,003, maturing May 2004, secured by a note receivable with an underlying deed of trust securing the note receivable and personal guaranty of CEO/President of the Company
$ 552,500
Note payable to a financial institution, accruing interest at 6.03%, principal and interest due on demand or July 2002, secured by investments	767,000
$ 1,319,500

Long-term debt at December 31, 2001 consist of the following:

Mortgage note payable to a bank, due in quarterly installments of approximately $61,000, including interest at prime plus 1%, maturing June 2006, secured by real estate	799,058
Mortgage note payable to a third party, due in monthly installments of $8,563, including interest at 9% maturing August 2006, secured by a deed of trust on the real estate	384,741
Installment note payable to a third party, due in monthly installments of $1,252, including interest at 8%, maturing June 2002, secured by equipment	6,140
Installment note payable to a third party, due in monthly installments of $660, including interest at 8.9%, maturing December 2005, secured by an automobile	25,921
Installment note payable to a third party, due in monthly installments of $984, including interest at .9%, maturing May 2004, secured by an automobile	28,225
Installment note payable to a third party, due in monthly installments of $895, including interest at 4.9%, maturing February 2005, secured by an automobile	30,632
1,274,717

Less current maturities	(291,891)
Long-term debt, net of current portion	$ 982,826

Long-term debt-related party at December 31, 2001 consists of the following:

Note payable to a related party, accruing interest at 8%. Interest due annually and principal due at maturity, July 2004, secured by a letter of credit, which is secured by a $200,000 certificate of deposit and personal guaranty of CEO/President of the Company	500,000
Installment note payable to a related party, due in quarterly installments of $31,250, plus interest at 8%, maturing July 2005, secured by cash flow from the acquired business	468,750
Installment note payable to a related party, due in quarterly installments of $12,500, plus interest at 8%, maturing August 2005, unsecured	187,500
Installment note payable to a related party, due in quarterly installments of $12,500, plus interest at 8%, maturing August 2005, unsecured	187,500
Installment note payable to a related party, due in monthly installments of $1,531, including interest at 6.00%, maturing September 2003, secured by an automobile	30,445
Installment note payable to a related party, due in monthly installments of $9,765, including interest at 8%, maturing May 2002	38,442
1,412,637

Less current maturities	(280,448)

Long-term debt, related party, net of current portion	$ 1,132,189

Principle payments on notes payable for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,
2002	$1,891,839
2003	544,032
2004	1,049,469
2005	463,333
2006	58,181
Thereafter	---
$4,006,854

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES.

The Company has entered into obligations under capital leases totaling $1,063,811. The capital lease obligations are due in monthly and quarterly installments ranging from $991 to $19,150, including interest at 11.67% to 11.85%, and final maturity of July 2001. All payments on these leases were stopped in December of 1999 when the Company attempted to enter into settlement negotiations with the lessors. As of the report date, no effort has been made to collect on these by the lessors in over a year. All fixed assets regarding capital leases were disposed of during 2001; therefore, there is no accumulated amortization on fixed assets related to capital leases at December 31, 2001.

Future minimum payments due under capital lease obligations are as follows:

Years Ending December 31, 2001	$153,998

Total future minimum lease payments	153,998

Less amount representing interest	(18,835)

Present value of minimum lease payments	135,163

Less current installments	---

Obligations under capital leases, net of current portion	$ 135,163

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS.

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.

The carrying amount and fair value of notes receivable and notes payable at December 31, 2001 are as follows:

	Carrying Amount	Fair Value
Notes receivable	$ 947,258	$ 947,258
Capital leases payable	135,163	135,163
Notes payable	4,006,854	4,006,854

The fair values of the Company’s fixed rate notes receivable and notes payable have been estimated based upon relative changes in the Company’s borrowing rates since origination of the fixed rate debt.

NOTE 9 - INCOME TAXES.

A reconciliation of the expected federal income tax (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 2001 and 2000 is as follows:

	2001	2000
Expected income tax (benefit)	$574,819	$(595,653)
Amounts not deductible for federal income tax purposes	4,320	1,662
State income taxes, net of federal income tax	88,705	66,976
Effect of change in 2000 and 1999 net operating loss	-0-	85,410
Change in valuation allowance	(542,633)	543,084
	$ 125,211	$ 101,479

The provision for income taxes consists of the following:

	2001	2000
Current year income taxes:
Federal	$312,093	$93,974
State	45,896	55
Deferred income taxes:
Federal	(204,157)	7,450
State	(28,621)	---
	$125,211	$101,479

Deferred tax assets and liabilities as of December 31, 2001 are as follows:

Current deferred tax asset	$ ---
Current deferred tax liability	---
Valuation allowance for current deferred tax asset	---
Net current deferred tax asset	$ ---

Non-current deferred tax asset	$3,843,793
Non-current deferred tax liability	---
Valuation allowance for non-current deferred tax asset	(3,825,648)
Net non-current deferred tax asset	$ 18,145

The non-current deferred tax asset results from differences in amortization of goodwill and the non-compete agreements, and asset write-off and reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses.

At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $3.8 million that begin expiring in the year 2009. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 10 – STOCKHOLDERS' EQUITY.

The Company has acquired 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program. The average price to repurchase these shares was $1.08 and at December 31, 2001 the Company holds 2,170,835 treasury shares.

In 2001, the company issued 86,831 treasury shares as compensation for directors and to purchase Word of Mouth Custom Catering at a value of $176,746. The average price of these issued shares was $2.04.

NOTE 11 - EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings (loss) per share is as follows:

	Years ended December 31,
	2001		2000
Numerator:	Basic	Diluted	Basic	Diluted
Net income (loss) before extraordinary gain	$ 1,328,223	$ 1,328,223	$(1,751,975)	$(1,751,975)
Extraordinary gain on settlement with equipment lessors	204,639	204,639	146,986	146,986
Net income (loss) available to common stockholders	$1,532,862	$1,532,862	$(1,604,989)	$(1,604,989)
Denominator:
Weighted average shares outstanding	7,967,891	7,967,891	8,287,349	8,287,349
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	159,424	---	---
Weighted average shares outstanding	7,967,891	8,127,315	8,287,349	8,287,349
Earnings (loss) per share before extraordinary item	$ .17	$ .16	$ (.21)	$ (.21)
Extraordinary gain on settlement with equipment lessors	.02	.02	.02	.02
Earnings (loss) per share	$ .19	$ .18	$ (.19)	$ (.19)

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION.

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options. At December 31, 2001, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,000,000 common shares over ten years from the date of each plan’s approval. At December 31, 2001, a total of 619,500 options are outstanding under these plans. An additional 100,000 options for shares are outstanding to non-employees outside of these plans as of the end of 2001.

	Employee Stock Plans		Other Compensatory		Combined Total
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options
Outstanding at 12/31/99	757,100	$3.11	156,525	$4.46	913,625
Forfeited	---	---	(56,525)	5.50	(56,525)
Outstanding at 12/31/00	757,100	3.08	100,000	3.88	857,100
Granted	143,000	-0-			143,000
Forfeited	(280,600)	(2.60)	---	---	(280,600)
Outstanding at 12/31/01	619,500	$2.58	100,000	$3.88	719,500

The fair value of options issued during 2001 and 2000 were $308,880 and $0, respectively.

The following table summarizes information about options outstanding at December 31, 2001 and 2000 under the Employee Stock Plan:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2001:	$-0---$5.00	619,500	2.3 years	$2.58	619,500	$3.05
2000:	$1.49-$5.00	757,100	2.7 years	$3.08	740,897	$3.07

The following table summarizes information about other compensatory stock options outstanding at December 31, 2001 and 2000:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2001:	$3.88	100,000	2.1 years	$3.88	100,000	$3.88
2000:	$3.88	100,000	3.1 years	$3.88	100,000	$3.88

During 2001, the Company issued 143,000 stock options with an exercise price below fair value, and accordingly, compensation expense of $308,880 has been recognized for the compensatory stock options in the consolidated financial statements.

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

		2001	2000
Net income (loss)	As reported	$1,532,862	$(1,604,989)
	Proforma	$1,521,697	$(1,741,589)

Basic earnings (loss) per share	As reported	$ .19	$ (.19)
	Proforma	$ .19	$ (.21)

Diluted earnings (loss) per share	As reported	$ .18	$ (.19)
	Proforma	$ .18	$ (.21)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were for grants in 2001; dividend yield of 0%, expected volatility of 80%, risk free interest rates of 6.5%, and an expected life of 8 years. The following assumptions were used for grants in 1999; dividend yield of 0%, expected volatility of 80%, risk free interest rates estimated at 6.125%, and an expected life of 6.5 years. The following assumptions were used for grants in 1998; dividend yield of 0%, expected volatility of 84%, risk free interest rates estimated at 6%, and an expected life of 3 years.

NOTE 13 - RELATED PARTY TRANSACTIONS.

In March 1998 the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the years ended December 31, 2001 and 2000, the Company recognized $7,868 and $16,247 of interest expense to this obligation.

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note is due and payable in full, along with accrued interest at 8% annual rate, in July 2004. For the year ended December 31, 2001, the Company recognized $36,383 of interest expense related to these obligations.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the year ended December 31, 2001, the Company recognized $11,485 of interest expense related to these obligations.

In September 2001, the Company acquired an automobile from a current employee. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $34,540 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $1,531, with an interest rate of 6% and a maturity date of September 2003. For the year ended December 31, 2001, the Company recognized $498 of interest expense related to this obligation.

The Company sub-leased office space for its corporate headquarters in Austin, Texas from a major shareholder, director and officer of the company, in 2000 and approximately 6 months in 2001, until the Company purchased its current corporate headquarters building in central Austin. The amount paid in 2001 and 2000 was approximately $36,000 and $48,000 respectively.

The President and CEO of the Company has personally guaranteed two notes payable to a third party lender, in the total amount of $852,500. Subsequent to the balance sheet date, another $100,000 note payable to a third party lender was also personally guaranteed by the President/CEO.

In December 1997, as a part of the Company’s acquisition of Darlington Music Co., Inc, the Company assumed a related party lease for an office and game machine warehouse facility. The lease was by and between the Company and a former Company Director and Officer, and two immediate family members of the related party. The lease originated on January 15, 1990 for a 15-year term with monthly rental payments of $3,500. For the years ended December 31, 2001 and 2000, the Company has expensed $0 and $21,000 for rental payments each year to the related parties under this lease. The lease was terminated with the cessation of gaming in South Carolina on June 30, 2000.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES.

(a) Operating Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

Year Ending December 31,	Minimum Rentals
2002	$1,539,823
2003	1,059,060
2004	730,958
2005	653,043
2006	434,859
Thereafter	1,065,758
Total minimum annual rentals	$5,483,501

Rent expense for the years ended December 31, 2001 and 2000 amounted to approximately $1.6 million and $1.7 million respectively.

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

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages.

The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000.

The Company is appealing this decision with the South Carolina appellate court. The total amount of the award was accrued for in the financial statements in 2000, and the actual damages of $157,000 were paid in 2001.

Berkeley Square Limited Partnership v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-1913, South Carolina Court of Common Pleas, Berkeley County. On January 18, 2001, a lawsuit was filed for unpaid rents under a commercial lease of which the Company is a tenant on the lease, which expires June 2003. The leased premises had been used as the location of Ponderosa Bingo in Goose Creek, South Carolina. Because of construction projects at the Berkeley Square shopping center in the year 2000, tenants were denied the full use of the property. Ponderosa Bingo was subsequently moved to a new location in November 2000 and rent payments were terminated as of September 2000. The Company has asserted counterclaims against Berkeley Square Limited Partnership for loss of profits and other damages. The case is currently in arbitration. The Company intends to vigorously defend this action. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston Lenrich Associates has brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease is Concessions Corp., a subsidiary of the Company and had been used as the location of the “Lucky II’ facility, which was closed in early 2000. The lease expires in February 2003. Because rental payments under the lease are currently in arrears, Lenrich Associates is seeking to enforce the guaranty against the Company. The Company’s liability under the guaranty is capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. This case is currently is settlement negotiations. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C.Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C.Properties, a wholly owned subsidiary of American Bingo & Gaming Corp., obtained a sub-lease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties which stated that S.C. Properties could terminate the sub-lease in the event video poker or bingo were legislatively prohibited from operating in the State of South Carolina. On June 30, 2000, video poker ("video games") became illegal in South Carolina and S.C. Properties gave notice of termination. Brigham is suing for rent revenues not otherwise received in an undefined amount. The Company’s attorney, using grounds that neither the Complaint nor the Cross-Complaint set forth a genuine issue of material fact, filed a Motion for Summary Judgment on February 5, 2002. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Montgomery County Sheriff's Dept. et al. v. Good Times, et.cl. Circuit Court of Montgomery County, Alabama, Case No. CV-01-2164; This case involves a claim for declaratory judgment filed by the Sheriff of Montgomery County to determine the applicability of certain laws and regulations regarding the operation of bingo in Montgomery County, Alabama and was filed in July of 2001. Document discovery has been initiated, but is not complete at this stage. The Court has entered a preliminary order requesting the parties to address two threshold legal issues and briefs are due to be filed on or before March 15, 2002. We intend to vigorously defend this action and are confident that our relationship with bingo operations in Montgomery County is consistent with existing law.

Littlefield Corporation v. Mims & Dye Enterprises; Pursuant to a coin machine agreement that was terminated in April 2000, Littlefield demanded a final accounting. When it was not forthcoming, the Company initiated binding arbitration (in accordance with the Agreement) by filing suit in Richland County, SC. This suit was settled in early 2001 and the Company received 80,000 shares of its stock as the settlement agreement.

On October 14, 1999, the South Carolina Supreme Court issued a ruling that declared the November 2, 1999 referendum unconstitutional, which was to allow South Carolina voters to decide whether or not video poker payouts should remain legal. As a result of and pursuant to this ruling, video poker payouts and the possession of amusement machines became illegal in South Carolina after June 30, 2000. The Company successfully removed all amusement machines and related equipment from South Carolina before June 30, 2000 and has sold the machines or deployed them in Alabama.

(c) Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock. On February 8, 2000 the Company amended the stock repurchase program to permit the purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous. The amount was subsequently increased to 3,000,000 shares. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company’s discretion. Any shares so repurchased will be held as treasury shares and be available for general corporate purposes. In 2000, in conjunction with this repurchase program, the Company acquired 1,958,700 shares at a cost of $2,088,060. In 2001, the Company acquired 20,400 shares at a cost of $33,577. Also in 2001, the Company acquired 80,000 shares in settlement of a lawsuit at a value of $144,000.

(d) Concentration of Credit Risk:

The Company maintains its cash in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2001, cash in banks exceeds FDIC coverage by $575,042.

(e) Certificate of Deposit-Pledged:

Included in other current assets is collateral for a letter of credit in the form of a certificate of deposit in the amount of $200,000. A note payable in the amount of $500,000 is secured by the letter of credit.

(f) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was installed in 2001. Employees are allowed to defer up to 15% of their wages, tax deferred, for retirement purposes. The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management. At December 31, 2001, the Company has no liability related to this plan.

(g) The Company has entered into three-year employment agreements with three individuals. Should the Company terminate the employment agreements without cause, the Company would be liable for salary compensation and the cash value of the Company paid portion of any insurance coverage owed for the remaining term of employment. At December 31, 2001, total annual salary expense under these agreements approximates $200,000.

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

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.

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

The entertainment segment encompasses bingo center services in Texas, Alabama, and South Carolina provided to charitable organizations and their related concessions income. The Company’s amusement arcade segment represents operations of the Company’s video gaming machines in South Carolina and Alabama and concession income at those locations. The hospitality segment was new in 2000 and additional acquisitions were made during 2001. It includes income from party and tent rentals, catering services and event planning fees. These segments were identified based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services.

A summary of the segment financial information reported to the CODM is as follows:

	Year Ended December 31, 2001
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$6,778,771	$1,397,464	$2,422,563	$ (6,898)	$ 10,591,900
Depreciation and amortization	1,127,955	363,822	175,062	71,382	1,738,221
Segment profit (loss)	2,184,540	602,522	(237,425)	(1,016,775)	1,532,862
Segment Assets	16,242,346	3,658,809	4,189,730	(6,877,018)	17,213,867

	Year Ended December 31, 2000
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$6,071,480	$3,673,089	$60,026	$ 3,155	$ 9,807,750
Depreciation and amortization	1,410,706	614,461	7,336	68,897	2,101,400
Segment profit (loss)	1,235,929	1,349,845	(51,640)	(4,139,123)	(1,604,989)
Segment Assets	12,444,881	5,160,311	480,311	(6,255,638)	11,829,865

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

NOTE 16: INVESTMENTS.

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company’s investments consist of the following:

	2001
	Basis	Fair Value	Unrealized Gain (Loss)
Mutual Funds	$1,553,140	$1,560,757	$ 7,617
Total	$1,553,140	$1,560,757	$ 7,617

These securities are considered available for sale, as defined by SFAS No. 115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:

2001
Unrealized holding gain (loss) recognized as of year end	$(4,037)
Gain (loss) recognized in prior year earnings	11,654
Unrealized holding gain (loss) on investments available for sale	$ 7,617

The Company sold certain securities available for sale during 2001. The Company received $752,166 for these securities and a net gain of $142,187 was recognized during 2001.

NOTE 17: EXTRAORDINARY GAIN.

During the year ended December 31, 2001, the Company was able to negotiate the reduction of several notes payable by $214,947 resulting in an extraordinary gain net of income taxes of $204,639 to the Company. During the year ended December 31, 2000, the Company was able to negotiate the reduction of several notes payable by $240,960 resulting in an extraordinary gain net of income taxes of $146,986 to the Company.

NOTE 18 - SUBSEQUENT EVENTS.

The CEO/President personally guaranteed an additional $100,000 note payable to a bank subsequent to the balance sheet date.