Form 10QSB
period 2002-03-31
LITTLEFIELD CORP
filed 2002-05-14
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2002

Commission file No.
0-13530

Littlefield Corporation

Delaware
(State or other jurisdiction of incorporation or organization)

74-2723809
(I.R.S. Employer Identification No.)

2501 North Lamar Blvd., Austin TX 78705
(Address of principal executive offices)

(512) 476-5141
(Issuer's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]

As of May 14, 2002, the Issuer had 8,122,152 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: NO [ X ]

Littlefield Corporation

FORM 10-QSB
For the quarter ended March 31, 2002
INDEX

Part I. Financial Information
Item 1.	Financial Statements
a)	Consolidated Statements of Operations for the Three
	Months Ended March 31, 2002 and 2001	2
b)	Consolidated Balance Sheet as of March 31, 2002	3
	Consolidated Statements of Cash Flows for the Three
c)	Months Ended March 31, 2002 and 2001	5
d)	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition
	And Results of Operations	14
Part II. Other Information
	Item 1. Legal Proceedings	15
	Item 4. Items Voted on at Annual Shareholders’Meeting	15
	Item 6. Exhibits and Reports on Form 8-K	16
	Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2002	2001
REVENUES:
Entertainment	$1,764,193	$1,754,721
Amusements	345,819	303,055
Hospitality	878,000	100,513
Other	1,803	93,485
TOTAL REVENUES	2,989,815	2,251,774

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	885,145	302,646
Rent and utilities ($0 and $5,187, respectively to related parties)	485,226	406,864
Other direct operating costs	758,489	450,044
Depreciation and amortization	248,796	402,604
License expense	35,957	11,509
TOTAL COSTS AND EXPENSES	2,413,613	1,573,667

GROSS MARGIN	576,202	678,107

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	197,093	140,426
Legal and accounting fees	38,135	29,994
Depreciation and amortization	23,742	13,554
Other general and administrative ($0 and $15,900 to related parties)	134,864	119,586
Unusual and nonrecurring items:
Provision for doubtful accounts and write-offs	14,720	0
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	408,554	303,560

OPERATING INCOME (LOSS)	167,648	374,547

OTHER INCOME AND EXPENSES:
Interest and investment income	60,317	59,112
Interest expense ($45,215 and $2,779 respectively to related parties)	(69,504)	(24,208)
Gain (loss) on fixed asset sales	(5,232)	249,750
Other income and (expense)	(6,903)	(328)
TOTAL OTHER INCOME AND EXPENSES	(21,322)	284,326

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	146,326	658,873
PROVISION FOR INCOME TAXES	7,277	32,538
NET INCOME BEFORE EXTRAORDINARY GAIN	139,049	626,335
Extra-ordinary gain on settlement with equipment lessors, net of income taxes of $0 and $10,771	0	204,639

NET INCOME (LOSS)	139,049	830,974

OTHER COMPREHENSIVE INCOME (LOSS)	(2,719)	100,272

NET COMPREHENSIVE INCOME (LOSS)	$136,330	$931,246

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2002	2001
EARNINGS PER SHARE:
Basic earnings per share before extraordinary gain	$ .02	$ .08
Basic extraordinary gain on settlement with equipment lessors	---	.02
Basic earnings per share	$.02	$.10

Diluted earnings per share before extraordinary gain	$.02	$.08
Diluted extraordinary gain on settlement with equipment lessors	---	.02
Diluted earnings per share	$.02	$.10

Weighted average shares outstanding - basic	8,047,334	8,000,072

Weighted average shares outstanding - diluted	8,047,334	8,000,072

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	March 31, 2002
Cash and cash equivalents	$495,094
Accounts receivable, net of allowance for doubtful accounts of $14,720	792,162
Equity Securities, available for sale	1,561,895
Other prepaid expenses and current assets	547,131
Total Current Assets	3,396,282

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,328,013

Other Assets:
Notes receivable	938,591
Intangible assets, net	5,048,317
Other non-current assets	333,595
Total Other Assets	6,320,503

TOTAL ASSETS	$17,044,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$1,268,025
Long term debt, current portion	346,729
Long term debt-related party, current portion	251,988
Trade accounts payable	175,331
Reserve for settlements	1,570,000
Accrued expenses and other current liabilities	829,055
Total Current Liabilities	4,441,128

Long-term Liabilities:
Long term debt, net of current portion	992,477
Long term debt-related party, net of current portion	1,071,526
Total Long-term Liabilities	2,064,003
Total Liabilities	6,505,131

Commitments and Contingencies
Capital leases payable	135,163

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,122,152 shares)	10,177
Subscription receivable	(69,065)
Additional paid-in-capital	23,845,652
Treasury stock 2,054,738 shares, at cost	(2,616,285)
Accumulated Comprehensive Income	4,898
Accumulated deficit	(10,770,873)
Total Stockholders' Equity	10,404,504

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,044,798

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months Ended March 31,	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$139,049	$830,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,538	416,158
Extra-ordinary debt restructuring	0	(204,639)
Loss (gain) on sales of fixed assets	4,193	(249,750)
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	223,395	(426,083)
Other assets and licenses	(156,770)	(40,595)
Trade accounts payable	(234,231)	(99,931)
Accrued expenses and other current liabilities	74,768	(141,500)
NET CASH PROVIDED BY OPERATING ACTIVITIES	322,942	84,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	0	0
Property and equipment expenditures	(603,878)	(794,784)
Collections of notes receivable	8,667	2,247
Purchase of goodwill and intangibles	(48,580)	(34,618)
Refund of goodwill and intangible purchases	0	17,323
Proceeds from sale of property and equipment	4,700	468,381
NET CASH USED IN INVESTING ACTIVITIES	(639,091)	(341,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	0	0
Payments on notes payable	(228,572)	(178,772)
Purchase of treasury stock	0	(33,575)
Subscribed receivable	(69,065)
Proceeds from issuance of notes payable	152,463	38,872
NET CASH USED IN FINANCING ACTIVITIES	(145,174)	(173,475)

NET INCREASE (DECREASE) IN CASH	(461,323)	(430,292)

CASH AT BEGINNING OF PERIOD	956,417	3,504,372

CASH AT END OF PERIOD	$495,094	$3,074,080

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months Ended March 31,	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:
Interest	$69,504	$18.042
Income taxes	$42,000	$22,211

Non-cash transactions:
Acquisition of property and equipment in exchange for notes payable	$152,463	$38,872

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2002

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION.

The unaudited consolidated financial statements include the accounts of Littlefield Corporation and its wholly owned subsidiaries (the “Company”). The financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The financial statements contained herein should be read in conjunction with the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates. Where appropriate, items within the consolidated condensed financial statements have been reclassified to maintain consistency and comparability for all periods presented.

The operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 2002 consists of the following:

Land	$674,090
Buildings	2,062,935
Leasehold improvements	3,961,185
Rental Inventory, amusement and bingo equipment	1,971,638
Equipment, furniture and fixtures	1,981,215
Automobiles	505,571
11,156,634

Less: Accumulated depreciation and amortization	(3,828,621)

Property and equipment, net	$7,328,013

Total depreciation expense, for owned and leased assets, charged to operations for the three months ended March 31, 2002 and 2001 was approximately $272,000 and $238,000 respectively.

NOTE 3 - INTANGIBLE ASSETS.

Intangible assets at March 31, 2002 consists of the following:

Goodwill	$7,431,831
Bingo licenses	389,720
Capitalized acquisition costs related to note receivable	29,378
Covenants not to compete	385,000
8,235,929

Less: Accumulated amortization	(3,187,612)

Intangible assets, net	$5,048,317

Amortization expense charged to operations for the three months ended March 31, 2002 and 2001 was approximately $0 and $178,000, respectively.

NOTE 4 - SHAREHOLDERS’ EQUITY.

At March 31, 2002 the Company holds 2,054,738 treasury shares at an average purchase cost of $1.35.

NOTE 5 – EARNINGS (LOSS) PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Three months ended March 31,	2002	2002	2001	2001
	Basic	Diluted	Basic	Diluted
Numerator:
Net income before extra-ordinary gain	$139,049	$139,049	$626,335	$626,335
Extra-ordinary gain	0	0	204,639	204,639
Income available to common stockholders	$139,049	$139,049	$830,974	$830,974

Denominator:
Weighted average shares outstanding	8,047,334	8,047,334	8,000,072	8,000,072
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,047,334	8,047,334	8,000,072	8,000,072

Earnings per share before extraordinary item	$ .02	$ .02	$ .08	$ .08
Extraordinary gain on settlement	---	---	.02	.02
Earnings per share	$.02	$ .02	$.10	$.10

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

The components of comprehensive income for the quarters ended March 31, 2002 and 2001, are as follows:

	2002	2001
Net income (loss)	$139,049	$830,974

Other comprehensive income (loss)
Net unrealized gain (loss)	(2,719)	100,272

Total comprehensive gain (loss)	$136,330	$931,246

NOTE 7 – INCOME TAXES.

The Company recorded approximately $7,300 and $43,000 of state income tax expense, respectively, for the three months ended March 31, 2002 and 2001. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $3,660,000 at March 31, 2002. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS.

Subscribed receivables from related parties totaled $69,065 and $0, respectively, for the first three months ended March 31, 2002 and 2001. Interest income related to these notes recorded by the Company was $0 for the three months ended March 31, 2002 and 2001.

In March 1998, the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the three months ended March 31, 2002 and 2001, the Company recognized $578and $2,779, respectively, of interest expense related to this obligation.

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

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note is due and payable in full, along with accrued interest at 8% annual rate, in July 2004. For the three months ended March 31, 2002, the Company recognized $36,383 of interest expense related to these obligations.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the three months ended March 31, 2002, the Company recognized $7,000 of interest expense related to these obligations.

In September 2001, the Company acquired an automobile from a current employee. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $34,540 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $1,531, with an interest rate of 6% and a maturity date of September 2003. For the three months ended March 31, 2002, the Company recognized $435 of interest expense related to this obligation.

The President and CEO of the Company has personally guaranteed three notes payable to a third party lender, in the total amount of $952,500.

The Company sub-leased office space for its corporate headquarters in Austin, Texas from a major shareholder, director and officer of the company until June 30, 2001. The amount paid for the first three months ended March 31, 2002 and 2001 was approximately $0 and $15,900 respectively.

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

Montgomery County Sheriff’s Dept. et al. v. Good Times, et.cl. Circuit Court of Montgomery County, Alabama, Case No. CV-01-2164; This case involves a claim for declaratory judgment filed by the Sheriff of Montgomery County to determine the applicability of certain laws and regulations regarding the operation of bingo in Montgomery County, Alabama and was filed in July of 2001. Document discovery has been initiated, but is not complete at this stage. The Court has entered a preliminary order requesting the parties to address two threshold legal issues and briefs were March 15, 2002. We intend to vigorously defend this action and are confident that our relationship with bingo operations in Montgomery County is consistent with existing law.

NOTE 10 – SEGMENTS.

The Company’s Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

The Company has identified three operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services in the current year and two in the prior year. The entertainment segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama. The amusements segment represents operations of the Company’s amusement arcades in Alabama. The Hospitality segment is the tent rental business (acquired November 2000) and the party rental and catering businesses in Austin, Texas, which were acquired in July and August of 2001.

A summary of the segment financial information reported to the CODM is as follows:

March 31, 2002
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$1,764,193	$345,819	$878,000	$1,803	$2,989,815
Depreciation and Amortization	93,556	86,112	69,128	23,742	272,538
Segment profit (loss)	746,352	105,827	(292,256)	(420,874)	139,049
Segment Assets	17,356,117	3,620,050	3,924,004	(7,855,373)	17,044,798

March 31, 2001
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$1,847,147	$303,055	$100,513	$1,059	$2,251,774
Depreciation and Amortization	269,160	107,243	26,202	13,553	416,158
Segment profit (loss)	810,410	(13,230)	(124,027)	157,821	830,974
Segment Assets	13,583,447	5,056,918	622,855	(7,121,652)	12,141,568

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

The Company is in the final process of developing a new bingo hall in McAllen, Texas. It is anticipated that final construction will be completed and the facilities will become operational during the second quarter of 2002.

The Company opened a new 'C' bingo hall in Columbia, South Carolina, and a new “B” hall in Georgetown, South Carolina during the first quarter of 2002.

The Company has entered into an agreement to purchase a new bingo hall in McAllen, Texas, along with the real estate.

NOTE 12 - SUBSEQUENT EVENTS.

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations, and completed the initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina.

The following discussion should be read in conjunction with our Form 10-KSB and the consolidated financial statements for the years ended December 31, 2001 and 2000; the Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001; and the consolidated financial statements and related notes for the quarter ended March 31, 2002. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2001 Annual report on Form 10-KSB.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations

Net income for the first three months of 2002 was $139,049, which equated to basic and fully diluted earnings per share of $0.02. Net income for the first three months of 2001 was $830,974, which equated to a basic and fully diluted earnings per share of $.10. The weighted average number of basic Common Stock shares outstanding totaled 8,047,334 in the first three months of 2002 as compared to 8,000,072 in the first three months of 2001. The reduction in net income was a direct result of the acquisitions of the Hospitality business which historically has shown large losses in the first two months of the year. In addition, there was a large amount of non-recurring income in 2001 that totaled approximately $467,000. If this income from 2001 was taken out, net income in the current year decreased by approximately $225,000.

Revenues

The Company generated consolidated revenues of approximately $2,990,000 during the quarter ended March 31, 2002 as compared with approximately $2,252,000 in the comparable period of the prior fiscal year, representing an increase of approximately $738,000 or 33%. Again, this is due to the acquisitions of the Hospitality business. Entertainment (bingo revenues totaled approximately $1,765,000, or 59% of revenues, for the first quarter of 2002, as compared to approximately $1,754,000, or 78% of total revenues, for the first quarter of 2001. During the first quarter of 2002, approximately 21% of the Company’s bingo related revenues were generated in South Carolina, 30% in Alabama and 49% in Texas, compared to 32%, 23% and 45%, respectively, in the first quarter of 2001. Alabama bingo had a very profitable first quarter. Amusement revenue totaled almost $346,000 from our Alabama locations-an increase of approximately $43,000 over the same period last year. The majority of the Hospitality segment is new this year and generated revenues of approximately $878,000 compared to approximately $100,000 for the three months ended March 31, 2001.

Gross Margins

Gross margin was approximately$576,000 or 19% of revenues in the first quarter of 2002 versus approximately $678,000 or 30% in the first quarter of 2001, a decrease of 11%. This is directly related to the acquisitions of the Hospitality business as mentioned above. Although this business lost money in the first two months of 2002, it became profitable within the last month of the quarter. The entertainment (bingo) segment had a gross margin of 42% in the first quarter of 2002 compared to 44% in the same period of 2001, a slight decrease. This was a result of the lower revenues in South Carolina due to the start of that state's lottery on January 1, 2002.

Costs and Expenses
Depreciation and amortization expense totaled approximately $272,000 in the first quarter of 2002, a decrease of about $144,000 from the first quarter of 2001. All of this decrease is in amortization expense which is no longer being recorded in accordance with new accounting rules that went into effect on January 1, 2002. Depreciation expense actually increased by approximately $34,000.

General and administrative expenses, excluding related depreciation expense, totaled approximately $385,000 in the first quarter of 2002, compared to approximately $290,000 in 2001. We have incurred ongoing additional corporate expenses in accounting and human relations due to the acquisition of the Hospitality business.

Other income and expense was a net expense of approximately $21,000 for the first quarter of 2002, compared to other income of approximately $284,000 for the first quarter of 2001. Most of this decrease came from gain on the sale of 466 Pot of Gold machines that were taken out of South Carolina reported in 2001.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2002 totaled approximately $495,000 and represented approximately 3% of total assets of approximately $17,045,000. Cash flows from operating activities for the three months ended March 31, 2002 totaled approximately $323,000 compared to $85,000 during the same period of 2001, an increase of approximately $238,000. Cash flows from operating activities in the first three months of 2002 were comprised of net income of approximately $139,000 adjusted for non-cash depreciation expense of approximately $273,000, decreased by net changes in operating assets and liabilities of approximately $89,000. Cash flows from operating activities in the first three months of 2001 were comprised of the Company’s net income of $831,000 adjusted for non-cash amounts of net extra-ordinary gain on debt forgiveness of $204,000, gain on sale of fixed assets of $249,750, depreciation expense and intangible asset amortization of approximately $416,000, decreased by net changes in operating assets and liabilities of approximately $708,000.

Net cash used in investing activities totaled approximately $639,000 for the three months ended March 31, 2002, compared to approximately $342,000 in the three months ended March 31, 2001. Cash used in investing activities consisted primarily of $603,000 related to property and equipment purchases, most of which was for leasehold improvements in the new bingo hall in McAllen, Texas and building improvements to our new corporate headquarters in Austin, Texas. Cash used in investing activities in 2001 consisted primarily of $794,000 related to property and equipment purchases, most of which was for leasehold improvements in the new bingo hall at Montgomery, Alabama, offset by the proceeds on the sale of the Pot of Gold machines of $468,000.

Cash used in financing activities in the first three months of 2002 totaled $145,000, as compared to net cash used in financing activities in the first three months of 2001 of approximately $173,000. Cash used related to financing activities in the first three months of 2002 included approximately $229,000 to reduce notes payable, offset by an increase in notes payable of approximately $152,000 to finance auto and equipment purchases. Cash used related to financing activities in the first three months of 2001 included approximately $34,000 of Company treasury stock purchases and $179,000 to reduce notes payable and capital lease obligations.

Current assets totaled approximately $3,397,000 at March 31, 2002, providing the Company with negative working capital of approximately $1,000,000 and a current ratio of .77 to 1. However, a legal reserve of $1,570,000 is included in current liabilities and is not expected to be paid, if at all, for one to two years. The judgment is currently on appeal in South Carolina. If this amount were removed from the calculation of working capital, we would have working capital of approximately $564,000 and a current ratio of 1.2 to 1. At March 31, 2002, we had approximately $17,045,000 in total assets with total liabilities of approximately $6,505,000 and approximately $10,405,000 of shareholders equity. Total assets include approximately $495,000 in cash, $1,562,000 in investments, $1,731,000 of net accounts and notes receivable, $7,328,000 of property and equipment, $5,048,000 of intangible assets, and $334,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of approximately $3,931,000 and accrued liabilities and reserves of $2,399,000. Out of the reserves, $1,570,000 is the reserve for the punitive damages resulting from a lawsuit judgment that is currently on appeal, as mentioned above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which Note 9 is incorporated herein by reference.

Item 4. Items Voted on at Annual Shareholder's Meeting

The following directors were elected to the Board of Directors. The votes per director were as follows: Jeffrey L. Minch-7,607,578 FOR, none AGAINST, and 127,201 WITHHELD; Daniel W. Deloney-7,607,978 FOR, none AGAINST, and 126,801 WITHHELD; Gordon R. McNutt-7,608,678 FOR, none AGAINST, and 126,101 WITHHELD; and Gary Valdez-7,608,178 FOR, none AGAINST, and 126,601 WITHHELD. The appointment of Sprouse & Anderson, L.L.P. as auditors for the Company was ratified by a vote of 7,597,083 FOR, 33,896 AGAINST and 103,800 ABSTENSIONS. The 2002 Stock Option Plan was approved by a vote of 4,354,524 FOR, 324,221 AGAINST and 160,675 ABSTENSIONS. The 2002 Employee Stock Purchase Plan was approved by a vote of 4,542,424 FOR, 138,221 AGAINST and 158,775 ABSTENSIONS. There was no other business brought forward at the meeting that required a shareholder vote.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

27.1 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K.

During the quarter ended March 31, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

May 8, 2002

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
Vice Chairman of the Board, President and
Chief Executive Officer

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Secretary and Treasurer
(Principal financial and accounting officer)