Form 10QSB
period 2002-06-30
LITTLEFIELD CORP
filed 2002-08-13
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2002

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
YES [ X ] NO [ ]

As of August 15, 2002, the Issuer had 8,129,652 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Littlefield Corporation
FORM 10-QSB
For the quarter ended June 30, 2002
INDEX

Part I. Financial Information
Item 1.	Financial Statements
a)	Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001	2
b)	Consolidated Statements of Operations for the Six Months Ended June 30, 2002 and 2001	4
c)	Consolidated Balance Sheet as of June 30, 2002	6
d)	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	7
e)	Notes to Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	16

Part II. Other Information
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	18
	Signatures	19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,	2002	2001

REVENUES:
Entertainment	$1,517,523	$1,534,440
Amusements	290,830	421,625
Hospitality	1,426,812	207,935
Other	1,800	222,678
TOTAL REVENUES	3,236,965	2,386,678

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	959,495	391,911
Rent and utilities ($5,187 and $5,187 to related parties)	533,578	420,200
Other direct operating costs	788,013	593,693
Depreciation and amortization	254,341	391,275
License expense	43,350	23,004
TOTAL DIRECT COSTS AND EXPENSES	2,578,777	1,820,083

GROSS MARGIN	658,188	566,595

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	483,675	134,509
Legal and accounting fees	75,764	38,664
Depreciation and amortization	25,448	13,856
Other general and administrative ($0 and $18,000 to related parties)	160,573	150,234
Unusual and nonrecurring items:
Relocation, moving expenses & severance pay	14,804	1,229
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	760,264	338,492

OPERATING INCOME (LOSS)	(102,076)	228,103

OTHER INCOME AND EXPENSES:
Interest and investment income	74,681	66,693
Interest expense ($22,060 and $2,245, respectively to related parties)	(76,262)	(18,494)
Gain on fixed asset sales	1,565	1,112
Legal settlement expense	(147,500)	0
Legal settlement income-net of legal expenses	0	74,165
TOTAL OTHER INCOME AND EXPENSES	(147,516)	123,476

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(249,592)	351,579

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(12,483)	18,023

NET INCOME (LOSS)	(237,109)	333,556

OTHER COMPREHENSIVE INCOME (LOSS)	(102,618)	27,555

NET COMPREHENSIVE INCOME (LOSS)	($339,727)	$361,111

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,	2002	2001

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	($.03)	$.04

Diluted earnings (loss) per share	($.03)	$.04

Weighted average shares outstanding – basic	8,122,234	7,942,481

Weighted average shares outstanding – diluted	8,122,234	7,942,481

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,	2002	2001

REVENUES:
Entertainment	$3,281,715	$3,280,920
Amusements	636,648	724,680
Hospitality	2,304,816	308,448
Other	3,603	324,404
TOTAL REVENUES	6,226,782	4,638,452

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	1,844,640	694,557
Rent and utilities ($10,374 and $10,374 to related parties)	1,019,105	775,965
Other direct operating costs	1,560,920	1,094,836
Depreciation and amortization	503,136	793,879
License expense	79,307	34,513
TOTAL DIRECT COSTS AND EXPENSES:	5,007,108	3,393,750

GROSS MARGIN	1,219,674	1,244,702

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	680,768	274,935
Legal and accounting fees	113,899	68,658
Depreciation and amortization	49,190	27,410
Other general and administrative ($0 and $36,000 to related parties)	293,867	269,820
Unusual and nonrecurring items:
Relocation, moving expenses & severance pay	16,375	1,557
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,154,099	642,380

OPERATING INCOME	65,575	602,322

OTHER INCOME AND EXPENSES:
Interest and investment income	134,996	125,805
Interest expense ($51,827 and $5,024 respectively to related parties)	(152,669)	(42,702)
Gain (loss) on fixed asset sales	(3,667)	250,862
Legal settlement expense	(147,500)	0
Legal settlement income-net of legal fees	0	74,165
TOTAL OTHER INCOME AND EXPENSES	(168,840)	408,130

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(103,265)	1,010,452

PROVISION FOR (BENEFIT FROM ) INCOME TAXES	(5,206)	50,561

NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN	(98,059)	959,891

Extra-ordinary gain on settlement with equipment lessors, net of income taxes of $10,771	0	204,639
NET INCOME (LOSS)	(98,059)	1,164,530

OTHER COMPREHENSIVE INCOME (LOSS)	(105,337)	127,827

NET COMPREHENSIVE INCOME (LOSS)	($203,396)	$1,292,357

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,	2002	2001

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary gain	($ .01)	$ .13
Basic extraordinary gain on settlement with equipment lessors	---	.02
Basic earnings (loss) per share	($ .01)	$.15

Diluted earnings (loss) per share before extraordinary gain	($ .01)	$.13
Diluted extraordinary gain on settlement with equipment lessors	---	.02
Diluted earnings (loss) per share	($ .01)	$.15

Weighted average shares outstanding - basic	8,040,568	7,971,277

Weighted average shares outstanding - diluted	8,040,568	7,971,277

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS

Current Assets:	June 30, 2002
Cash and cash equivalents	$607,707
Accounts receivable, net of allowance for doubtful accounts of $23,320	683,675
Equity Securities, available for sale	1,467,667
Other prepaid expenses	547,387
Total Current Assets	3,306,436

Property and Equipment - at cost, net of accumulated depreciation and amortization	7,241,513

Other Assets:
Notes receivable	935,504
Intangible assets, net	5,072,870
Other non-current assets	337,743
Total Other Assets	6,346,117

TOTAL ASSETS	$16,894,066

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable	$767,000
Long term debt, current portion	551,054
Long term debt, related party, current portion	242,522
Trade accounts payable	152,683
Accrued expenses and other current liabilities	2,799,787
Total Current Liabilities	4,513,046

Long-term Liabilities:
Long term debt, net of current portion	1,130,750
Long term debt, related party, net of current portion	1,010,797
Total Long-term Liabilities	2,141,547

TOTAL LIABILITIES	6,654,593

COMMITMENTS & CONTINGENCIES
Capital leases payable	135,163

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,129,652 shares)	10,177
Additional paid-in-capital	23,850,828
Treasury stock - 2,047,238 shares, at cost	(2,606,447)
Stock subscription receivable	(44,545)
Accumulated Comprehensive Income	(97,720)
Accumulated deficit	(11,007,983)
Total Stockholders' Equity	10,104,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,894,066

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six months Ended June 30,	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($98,059)	$1,164,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	552,326	821,289
Extra-ordinary debt restructuring	0	(204,639)
Gain on sales of fixed assets	8,228	(250,862)
Compensation paid with treasury stock	14,250	0
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	331,882	(31,078)
Other assets	(162,353)	(263,339)
Trade accounts payable	(256,878)	(47,640)
Accrued expenses and other current liabilities	430,956	(115,154)
NET CASH PROVIDED BY OPERATING ACTIVITIES	820,352	1,073,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(802,773)	(1,902,195)
Collections of notes receivable	3,937	8,240
Issuance of notes receivable	0	(861,211)
Purchase of goodwill and intangibles	(71,771)	(85,287)
Refund of goodwill and intangible purchases	0	17,323
Proceeds from sale of property and equipment	6,275	468,381
NET CASH USED IN INVESTING ACTIVITIES	(864,332)	(2,354,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(457,193)	(211,035)
Purchase of treasury stock	0	(177,575)
Proceeds from issuance of notes payable	152,463	0
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(304,730)	(388,610)

NET INCREASE (DECREASE) IN CASH	(348,710)	(1,670,252)

CASH AT BEGINNING OF PERIOD	956,417	3,504,372

CASH AT END OF PERIOD	$607,707	$1,834,120

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months Ended June 30,	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:
Interest	$99,808	$27,993
Income taxes	$99,724	$22,211

Non-cash transactions:
Acquisition of property and equipment in exchange for notes payable	$152,463	$1,073,801
Stock subscriptions receivable	$44,545	$0
Issuance of treasury stock in payment of accrued liabilities	$161,524	$0

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2002

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

The operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at June 30, 2002 consists of the following:

Land	$679,025
Buildings	2,109,923
Building and leasehold improvements	4,027,023
Amusement machines and bingo equipment	2,047,870
Equipment, furniture and fixtures	1,979,752
Automobiles	505,571
11,349,164

Less: Accumulated depreciation and amortization	(4,107,651)

Property and equipment, net	$7,241,513

Total depreciation expense, for owned and leased assets, charged to operations for the six months ended June 30, 2002 and 2001 was approximately $552,000 and $464,000, respectively.

NOTE 3 - INTANGIBLE ASSETS.

Intangible assets at June 30, 2002 consists of the following:

Goodwill	$7,485,762
Bingo licenses	389,720
Covenants not to compete	385,000
8,260,482

Less: Accumulated amortization	(3,187,612)

Intangible assets, net	$5,072,870

Amortization expense charged to operations for the six months ended June 30, 2002 and 2001 was approximately $0 and $392,000, respectively.

NOTE 4 - SHAREHOLDERS' EQUITY.

In 2002 the Company released 65,874 treasury shares for the 2001 401KSOP plan match and profit sharing at an average price of $2.11 per share, and 50,224 treasury shares for the 2001 Employee Stock Plan purchases at a price of $1.33 per share. The Company repurchased 20,400 shares of its common shares in the first six months of 2001 for $33,575 under the current stock buyback program. In 2001, the Company also received in settlement an additional 80,000 shares at $1.80 per share to satisfy the damages of $65,823. This resulted in a gain for the Company in the amount of $74,165, after related legal expenses of $4,012. The average price of these two blocks of shares was $1.77. At June 30, 2002 the Company holds 2,047,238 treasury shares.

NOTE 5 - EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Six months ended June 30,	2002	2002	2001	2001
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) before extra-ordinary gain	($98,059)	($98,059)	$959,891	$959,891
Extra-ordinary gain	0	0	204,639	204,639
Income (loss) available to common stockholders	($98,059)	($98,059)	$1,164,530	$1,164,530

Denominator:
Weighted average shares outstanding	8,040,568	8,040,568	7,971,277	7,971,277
Effect of dilutive securities:
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,040,568	8,040,568	7,971,277	7,971,277

Earnings (loss) per share before extraordinary item	($ .01)	($ .01)	$ .13	$ .13
Extraordinary gain on settlement	0	0.02		.02
Earnings (loss) per share	($ .01)	($ .01)	$.15	$.15

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

The components of comprehensive income for the six months ended June 30, 2002 and 2001, are as follows:

	2002	2001
Net income	($98,059)	$1,164,530
Other comprehensive income (loss)
Net unrealized gain (loss) on investments held for sale	(105,337)	127,827
Total comprehensive income	($203,396)	$1,292,357

NOTE 7 – INCOME TAXES.

The Company recorded approximately $5,000 of a state income tax benefit and $51,000 of state income tax expense, respectively, for the six months ended June 30, 2002 and 2001. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $3,800,000 at June 30, 2002. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS.

In March 1998, the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable was due in monthly installments of $9,765, with an interest rate of 8.0% and matured in May 2002. For the six months ended June 30, 2002 and 2001, the Company recognized $642 and $5,024, respectively, of interest expense related to this obligation.

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

The Company sub-leased office space for its corporate headquarters in Austin, Texas from a major shareholder, director and officer of the company. The amount paid for the first six months ended June 30, 2002 and 2001 was approximately $0 and $36,000 respectively. This sub-lease ended with the purchase of a new corporate headquarters building on June 28, 2001.

Subscribed receivables from related parties totaled $44,545 and $0, respectively, for the first six months ended June 30, 2002 and 2001. Interest income related to these notes recorded by the Company was $0 for the six months ended June 30, 2002 and 2001.

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note is due and payable in full, along with accrued interest at 8% annual rate, in July 2004. For the six months ended June, 2002, the Company recognized $36,875 of interest expense related to these obligations. The balances of these two notes at June 30, 2002 were a combined $906,250.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the six months ended June 30, 2002, the Company recognized $13,500 of interest expense related to these obligations. The balances of these two notes at June 30, 2002 were a combined $325,000.

In September 2001, the Company acquired an automobile from a current employee. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $34,540 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $1,531, with an interest rate of 6% and a maturity date of September 2003. For the six months ended June 30, 2002, the Company recognized $807 of interest expense related to this obligation. The balance of this note at June 30, 2002 was $22,069.

The President and CEO of the Company has personally guaranteed three notes payable to a third party lender, in the total original amount of $952,500. The current payoff amounts of these notes are $815,405.

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

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. We have appealed this decision with the South Carolina appellate court and it is the opinion of our legal counsel that the punitive damages will be reversed on appeal. The State of South Carolina does not favor punitive damages, nor are they favored nationally. Generally, when punitive damages are awarded, the maximum amount awarded is no more than four (4) times actual damages. In this case, the trial judge awarded ten (10) times the actual damages. In addition, the trial court gave no consideration to the fact that corporations can only act through their officers, agents, and employees and that none of the individuals involved in this lawsuit were employed by us at the time of trial. All briefings have been filed with the appellate court and the Company is currently waiting for a hearing date. Once oral arguments are heard, the court has 90 days to render a decision. The total amount of the award was accrued for in the financial statements in 2000, and the actual damages of $157,000 were paid in 2001.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued).

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C.Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C.Properties, a wholly owned subsidiary of American Bingo & Gaming Corp., obtained a sub-lease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties which stated that S.C. Properties could terminate the sub-lease in the event video poker or bingo were legislatively prohibited from operating in the State of South Carolina. On June 30, 2000, video poker (“video games”) became illegal in South Carolina and S.C. Properties gave notice of termination. Brigham is suing for rent revenues not otherwise received in an undefined amount. The Company’s attorney, using grounds that neither the Complaint nor the Cross-Complaint set forth a genuine issue of material fact, filed a Motion for Summary Judgment on February 5, 2002, which was subsequently denied. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Montgomery County Sheriff’s Dept. et al. v. Good Times, et.cl. Circuit Court of Montgomery County, Alabama, Case No. CV-01-2164; This case involves a claim for declaratory judgment filed by the Sheriff of Montgomery County to determine the applicability of certain laws and regulations regarding the operation of bingo in Montgomery County, Alabama and was filed in July of 2001. Document discovery has been initiated, but is not complete at this stage. The Court has entered a preliminary order requesting the parties to address two threshold legal issues and briefs were filed on March 15, 2002. We intend to vigorously defend this action and are confident that our relationship with bingo operations in Montgomery County is consistent with existing law.

Matters Settled during this Quarter:

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the “Lucky II’ facility, which was closed in early 2000. The lease was due to expire in February 2003. Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company’s liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. The Company’s liability could have totaled approximately $250,000. This case was settled for $147,500, which was paid by the Company in July 2002. This amount has been accrued for in the June 30, 2002 financial statements.

NOTE 10 – SEGMENTS.

The Company’s Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

The Company has identified three operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services. The entertainment segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama. The amusements segment represents operations of the Company’s amusement arcades in Alabama. The Hospitality segment consists of event planning, catering services, tent rentals and party rentals.

A summary of the segment financial information reported to the CODM is as follows:

June 30, 2002
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$3,281,715	$636,648	$2,304,816	3,603	$6,226,782
Depreciation and Amortization	189,682	172,269	141,185	49,190	552,326
Segment profit (loss)	1,250,663	117,870	(153,076)	(1,313,516)	(98,059)
Segment Assets	16,930,356	503,642	3,872,068	(4,412,000)	16,894,066

NOTE 10 – SEGMENTS (Continued).

June 30, 2001

	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$3,612,040	$724,405	$308,448	$(6,441)	$4,638,452
Depreciation and Amortization	544,241	191,490	58,149	27,409	821,289
Segment profit (loss)	1,340,234	105,401	(203,013)	(78,092)	1,164,530
Segment Assets	14,622,199	4,711,841	667,697	(6,561,757)	13,439,980

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

The Company opened a new "B" bingo hall in Georgetown, South Carolina, in April 2002.

The Company opened a new "C" bingo hall next to the two “B” halls in Columbia, South Carolina, in March 2002.

The Company signed a letter of intent to purchase a bingo hall and the underlying real estate in McAllen, Texas, and is expected to close the acquisition in August 2002.

The Company signed a letter of intent to purchase five bingo halls in South Carolina. This transaction is currently in the due diligence process and an expected closing date is unknown at this time.

The Company will open a new startup bingo hall in McAllen, Texas on August 2, 2002.

NOTE 12 - SUBSEQUENT EVENTS.

The Company purchased an existing bingo hall business in McAllen, Texas, and the underlying real estate on August 5, 2002, from Sharm, Inc. and Prime Interests, Inc. both Texas corporations for a total purchase price of $2,850,000. Sharm, Inc. and Prime Interests, Inc. are not related to Littlefield Corporation or any of its subsidiaries. The Company intends to use the property for the same purpose it was used for prior to the acquisition. The source of funds included a seller note for $550,000, two new loans from Liberty Bank in Austin, Texas, one for $680,000 and one for $850,000, an assumption of a note on the real estate from a trust in the approximate amount of $595,000. The remainder of the purchase price was in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations. The Company operates primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina. The Company completed its initial public offering in December of 1994. Following a complete change in management in late 1999 and relocation of corporate offices from Columbia, South Carolina, to Austin, Texas, in early 2000, the Company has reduced its commitment to gaming operations and has instituted a strategy of investing in old economy businesses related to the entertainment industry. In 2001, a new line of business was added called Littlefield Hospitality which consolidated three companies, a catering company, a party rental company and a tent rental company, into one operating unit.

The following discussion should be read in conjunction with the Company’s Form 10-KSB and the consolidated financial statements for the years ended December 31, 2001 and 2000; the Company’s Form 10-QSB for the quarter ended March 31, 2002 and the consolidated financial statements and related notes for the quarter ended March 31, 2001. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2001 Annual report on Form 10-KSB.

The Company intends to grow its business through acquisitions and the selective start up of charitable bingo halls in markets in which it currently operates and other attractive markets.

Results of Operations

Net loss for the six months ended June 30 2002 was $98,059, which equated to basic and fully diluted losses per share of $0.01. Net income for the six months ended June 30 of 2001 was $1,164,530, which equated to a basic and fully diluted earnings per share of $.15. The weighted average number of basic Common Stock shares outstanding totaled 8,040,568 in the first six months of 2002 as compared to 7,971,277 in the first six months of 2001. The reduction in net income was a result of the losses in the Hospitality businesses due to poor economic conditions and reduced revenue from bingo in South Carolina due to the State’s new lottery, which began January 1, 2002. In addition, a one-time performance bonus was accrued for during the current six months in the amount of $300,000. The bonus was for prior year’s performance.

Revenues

The Company generated consolidated revenues of approximately $6,227,000 during the period ended June 30, 2002 as compared with approximately $4,638,000 in the comparable period of the prior fiscal year, representing an increase of approximately $1,589,000 or 34%. This is due to the Hospitality businesses, two of which were purchased in July and August of 2001. Entertainment (bingo) rental and other revenues totaled approximately $3,282,000, or 53% of revenues, for the first six months of 2002, as compared to approximately $3,602,000, or 77% of total revenues, for the first six months of 2001. All of the decrease is attributable to South Carolina which started a lottery on January 1, 2002. The effect of the lottery has reduced the spending in our bingo halls. Texas and Alabama revenues are relatively flat compared to last year. During the first six months of 2002, approximately 19% of the Company’s bingo related revenues were generated in South Carolina, 27% in Alabama and 54% in Texas, compared to 27%, 22% and 51%, respectively, in the first six months of 2001. The Hospitality segment generated revenues of approximately $2,305,000, or 37% of revenues for the first six months of 2002, compared to approximately $308,000, or 7% of revenues, for the same period in 2001. Amusements revenues were approximately $637,000 for the first six months of 2002, or 10% of revenues, compared to $724,000 in 2001, or 16% of revenues. The Company was forced to close two profitable arcades in July of 2002, one in Prattville, Alabama, and the other in Millbrook, Alabama. These closings have been somewhat offset by the opening of the new arcade in Montgomery in June of 2001.

Gross Margins

Gross margin was approximately $1,220,000 or 20% of revenues in the first six months of 2002 versus approximately $1,245,000 or 27% in the first six months of 2001, a decrease of 7%. This is directly related to the hospitality businesses, which lost about $153,000 for the period, or a negative gross margin of 7%. This compares favorably to the same period last year, which showed a loss of about $204,000, for a negative gross margin of 66%. The poor condition of the economy, coupled with the launch of a new catering line and many one-time re-branding expenses has caused this current poor performance of this operating unit. The entertainment (bingo)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

segment had a gross margin of 38% in the first six months of 2002 compared to 37% in the same period of 2001, a slight improvement. Amusements had a gross margin of 19% for the first six months of 2002, compared to 15% in the same period in 2001, also an improvement.

Costs and Expenses

Depreciation and amortization expense totaled approximately $552,000 in the first six months of 2002, a decrease of about $269,000 from the first six months of 2001. Most of this is due to no longer amortizing goodwill.

General and administrative expenses, excluding related depreciation expense, totaled approximately $1,105,000 in the first six months of 2002, compared to approximately $615,000 in 2001. Most of this increase can be attributable to the $300,000 performance bonus; however, salaries are up with the addition of some accounting and human resource positions for the Hospitality businesses. Legal expenses were also up over the prior years, due to ongoing litigation, developing and registering new option and stock purchase plans, negotiations for a new employment agreement for the CEO, and efforts to get the Company legal again in the state of Florida.

Other expenses totaled approximately $168,000 for the first six months of 2002, as compared to income of approximately $408,000 for the first six months of 2001. Most of the expense in the current year came from settlement of a lawsuit for $147,000. Investment income of approximately $135,000 was up about $10,000 from the prior year. In 2001, most of the income was from gain on the sale of 466 Pot of Gold machines that were taken out of South Carolina.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2002 totaled approximately $608,000 and represented approximately 3% of the Company’s total assets of approximately $16,894,000. Cash flows from operating activities for the six months ended June 30, 2002 totaled approximately $820,000 compared to approximately $1,073,000 during the same period of 2001, a decrease of approximately $253,000. Cash flows from operating activities in the first six months of 2002 were comprised of the Company’s depreciation expense of approximately $552,000, compensation paid with treasury stock of approximately $14,000, and net changes in operating assets and liabilities of approximately $344,000, decreased by a net loss for the period of approximately $98,000. Cash flows from operating activities in the first six months of 2001 were comprised of the Company’s net income of approximately $1,165,000 adjusted for non-cash amounts of net extra-ordinary gain on debt forgiveness of approximately $205,000, gain on sale of fixed assets of approximately $251,000, depreciation expense and intangible asset amortization of approximately $821,000, and decreased by net changes in operating assets and liabilities of approximately $457,000.

Net cash used in investing activities totaled approximately $864,000 for the six months ended June 30, 2002, compared to approximately $2,355,000 in the six months ended June 30, 2001. Cash used in investing activities in the six months ended June 30, 2002 consisted primarily of approximately $803,000 related to property and equipment purchases, mostly for the new bingo hall in McAllen and the marketing center renovations at corporate headquarters, and approximately $72,000 to purchase goodwill and intangibles. For the first six months of 2001, cash used in investing activities consisted primarily of $1,902,000 related to property and equipment purchases, most of which were for the leasehold improvements in the new bingo hall at Montgomery, Alabama, offset by the proceeds on the sale of the Pot of Gold machines of approximately $468,000. Also, cash was used to loan money for the Heep Homestead in Austin, Texas, secured by the property.

Cash used related to financing activities in 2002 included approximately $457,000 in payments on notes payable, offset by the issuance on notes payable in the amount of approximately $152,000. Cash used by financing activities in the first six months of 2001 totaled $388,610, and included approximately $178,000 of Company treasury stock purchases and approximately $211,000 to reduce notes payable obligations.

Current assets totaled approximately $3,306,000 at June 30, 2002, which results in negative working capital of approximately $1,207,000 and a current ratio of ..73 to 1. However, if the lawsuit judgment accrual amount of $1,570,000 were taken out of accrued liabilities, the working capital would be a positive $363,000, and the current ratio would be 1.12 to 1.00. At June 30, 2002, the Company had approximately $16,894,000 in total assets with total liabilities and contingencies of approximately $6,790,000 and $10,104,000 of shareholders equity. Total assets include approximately $608,000 in cash, $1,468,000 in investments, $684,000 of net accounts receivable, $7,242,000 of property and equipment, $5,073,000 of intangible assets, $935,000 in notes receivable and $885,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of approximately $3,836,000 and accrued liabilities and reserves of $2,800,000. Out of the reserves, $1,570,000 is the reserve for the punitive damages resulting from a lawsuit judgment that the Company is appealing.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which Note 9 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

27.1 Financial Data Schedule (for SEC use only).
(b) Reports on Form 8-K.

None filed during this period.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation
August 13, 2002

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Secretary and Treasurer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page Number
27.1	Financial Data Schedule (for SEC use only).