Form 10QSB
period 2002-09-30
LITTLEFIELD CORP
filed 2002-11-15
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2002

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
YES [ X ] NO [ ]

As of November 14, 2002, the Issuer had 8,144,014 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Littlefield Corporation
FORM 10-QSB
For the quarter ended September 30, 2002

INDEX

Part I. Financial Information (Page numbers correspond only with the printed version.)

Item 1.	Financial Statements
a)	Consolidated Statements of Operations for the Three
	Months Ended September 30, 2002 and 2001	2
b)	Consolidated Statements of Operations for the Nine
	Months Ended September 30, 2002 and 2001	4
c)	Consolidated Balance Sheet as of September 30, 2002	6
d)	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2002 and 2001	7
e)	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	17
Item 3	Company's Disclosure Controls Statement	18

Part II. Other Information
	Item 1. Legal Proceedings	19
	Item 6. Exhibits and Reports on Form 8-K	19
	Signatures	19
	Certification of Chief Executive Officer	20
	Certification of Financial Executive Officer	21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2002	2001
REVENUES:
Entertainment	$1,545,960	$1,536,132
Amusements	244,675	362,931
Hospitality	520,682	670,230
Other	1,800	14,311
TOTAL REVENUES	2,313,117	2,583,604

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	739,936	660,747
Rent and utilities ($5,187 and $5,187 to related parties)	536,117	457,606
Other direct operating expenses	475,565	357,471
Depreciation and amortization	261,134	446,695
Supplies & Cost of Goods Sold	308,806	200,104
TOTAL DIRECT COSTS AND EXPENSES	2,321,558	2,122,623

GROSS MARGIN	(8,441)	470,981

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	195,646	153,606
Legal and accounting fees	129,061	32,719
Depreciation and amortization	29,566	21,158
Other general and administrative ($0 and $9,000 to related parties)	106,257	88,093
Unusual and nonrecurring items:
Severance payments	-	2,994
Relocation and moving expenses	-	12,769
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	460,530	311,339

OPERATING INCOME	(468,971)	159,642

OTHER INCOME AND EXPENSES:
Interest and investment income	73,061	69,601
Interest expense ($24,999 and $1,701, respectively to related parties)	(91,039)	(61,777)
Loss on write-off of abandoned assets	0	(13,429)
Gain on asset sales	0	249,872
Reserve for legal settlements	0	0
Other Income (Expense)	0	0
TOTAL OTHER INCOME AND EXPENSES	(17,978)	244,267

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(486,949)	403,909

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(24,258)	18,765
NET INCOME (LOSS)	(462,691)	385,144
Extra-ordinary gain on settlement with equipment lessors, net of income taxes	0	0
NET INCOME (LOSS)	(462,691)	385,144
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during period	(167,645)	(89,699)
Reclassification adjustment for gains included in net income	0	(139,481)
OTHER COMPREHENSIVE INCOME (LOSS)	(167,645)	(229,180)
NET COMPREHENSIVE INCOME (LOSS)	($630,336)	$155,964

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2002	2001

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	($.06)	$.05

Diluted earnings (loss) per share	($.06)	$.05

Weighted average shares outstanding – basic	8,135,144	7,940,527

Weighted average shares outstanding – diluted	8,135,144	7,940,527

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2002	2001

REVENUES:
Entertainment	$4,827,675	$5,137,673
Amusements	881,322	1,087,612
Hospitality	2,825,497	978,679
Other	5,403	18,094
TOTAL REVENUES	8,539,897	7,222,058

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	2,584,578	1,355,305
Rent and utilities ($15,561 & $5,187 to related parties)	1,555,222	1,284,676
Other direct operating costs	1,551,810	1,060,382
Depreciation and amortization	764,270	1,240,575
Supplies & Cost of Goods Sold	872,786	565,440
TOTAL DIRECT COSTS AND EXPENSES:	7,328,666	5,506,378

GROSS MARGIN	1,211,231	1,715,680

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	876,414	428,541
Legal and accounting fees	242,960	101,377
Depreciation and amortization	78,756	48,567
Other general and administrative ($0 and $36,000 to related parties)	400,124	357,913
Unusual and nonrecurring items:
Severance payments	14,805	2,994
Relocation and moving expenses	1,570	14,326
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,614,629	953,718

OPERATING INCOME (LOSS)	($403,398)	761,962

OTHER INCOME AND EXPENSES:
Interest and investment income	208,059	195,404
Interest expense ($76,826 and $6,725 respectively to related parties)	(243,708)	(104,480)
Loss on write-off of abandoned assets	0	(13,429)
Gain (loss) on asset sales	(3,667)	499,199
Reserve for legal settlements	(147,500)	0
Legal settlements	0	74,165
Other Income (Expenses)	0	2,001
TOTAL OTHER INCOME AND EXPENSES	(186,816)	652,860

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	($590,214)	1,414,822

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(29,464)	69,789

NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN	($560,750)	1,345,033
Extraordinary gain on settlement with equipment lessors, net of income taxes	0	204,639
NET INCOME (LOSS)	($560,750)	1,549,672

OTHER COMPREHENSIVE INCOME (LOSS)	(272,982)	(101,353)

NET COMPREHENSIVE INCOME (LOSS)	($833,732)	$1,448,319

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2002	2001

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary gain	($ .07)	$ .17
Basic extraordinary gain on settlement with equipment lessors	-	.02
Basic earnings (loss) per share	($ .07)	$ .19

Diluted earnings (loss) per share before extraordinary gain	($ .07)	$.17
Diluted extraordinary gain on settlement with equipment lessors	-	.02
Diluted earnings (loss) per share	($ .07)	$.19

Weighted average shares outstanding – basic	8,072,323	7,960,952

Weighted average shares outstanding - diluted	8,072,323	7,960,952

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	September 30, 2002
Cash and cash equivalents	$414,998
Accounts receivable, net of allowance for doubtful accounts of $66,120	421,439
Equity Securities, available for sale	1,302,607
Other prepaid expenses	553,545
Total Current Assets	2,692,589

Property and Equipment – at cost, net of accumulated depreciation and amortization	8,798,099

Other Assets:
Notes receivable	897,419
Intangible assets, net	6,395,565
Other non-current assets	359,362
Total Other Assets	7,652,346

TOTAL ASSETS	$19,143,034

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable	$1,144,329
Long term debt, current portion	691,216
Long term debt, related party, current portion	242,787
Trade accounts payable	471,212
Accrued expenses and other current liabilities	2,244,683
Total Current Liabilities	4,794,227

Long-term Liabilities:
Accrued liabilities, long term portion	286,000
Accrued liabilities, related party, long term portion	300,000
Long term debt, net of current portion	3,129,178
Long term debt, related party, net of current portion	999,400

Total Long Term Liabilities	4,714,578

Total Liabilities	9,508,805

COMMITMENTS & CONTINGENCIES
Capital leases payable	135,163

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,144,014 shares)	10,177
Additional paid-in-capital	23,854,119
Treasury stock – 2,032,876 shares, at cost	(2,589,069)
Stock subscription receivable	(40,124)
Accumulated comprehensive income (losses)	(265,365)
Accumulated deficit	(11,470,672)
Total Stockholders' Equity	9,499,066

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,143,034

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine months Ended September 30,	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	($560,750)	$1,549,672
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	66,120
Depreciation and amortization	848,645	1,289,142
Loss on write-off and disposal of fixed and intangible assets	0	13,429
Compensation paid with treasury stock	14,250	0
Extraordinary debt restructuring	0	(204,639)
Gain on sale of investments	0	(142,187)
Loss (gain) on sales of fixed assets	10,229	(359,010)
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	527,998	(522,257)
Other assets and licenses	(189,985)	(392,062)
Trade accounts payable	61,649	(3,450)
Accrued expenses and other current liabilities	461,852	169,403
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,240,008	1,398,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	0	(1,525,484)
Proceeds from sales of equity securities	0	756,872
Property and equipment purchases	(2,649,836)	(4,397,885)
Collections of subscription receivables	4,421	0
Collections of notes receivable	49,839	39,177
Issuance of notes receivable	0	(941,205)
Purchase of goodwill and intangibles	(1,392,182)	(2,148,150)
Refund of goodwill and intangible purchases	0	17,323
Proceeds from sale of property and equipment	6,275	634,727
NET CASH USED IN INVESTING ACTIVITIES	(3,981,483)	(7,564,625)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable	(769,021)	(488,840)
Purchase of treasury stock	0	(177,575)
Proceeds from issuance of notes payable	2,969,077	3,702,238
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	2,200,056	3,035,823

NET INCREASE (DECREASE) IN CASH	(541,419)	(3,130,761)

CASH AT BEGINNING OF PERIOD	956,417	3,504,372

CASH AT END OF PERIOD	$414,998	$373,611

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months Ended September 30,	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:
Interest	$190,847	$76,459
Income taxes	$89,866	$22,211
Non-cash transactions:
Acquisition of property and equipment in exchange for notes payable	$2,969,077	$2,934,081
Stock subscriptions receivable	$40,124	$0
Issuance of treasury stock in payment of accrued liabilities	$161,524	$0

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2002

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

The operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2002

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at September 30, 2002 consists of the following:

Land	$931,724
Buildings	3,414,018
Building and leasehold improvements	4,110,629
Machinery & equipment	2,018,410
Equipment, furniture and fixtures	2,172,695
Automobiles	548,975
13,196,451

Less: Accumulated depreciation and amortization	(4,398,352)

Property and equipment, net	$8,798,099

Total depreciation expense charged to operations for the nine months ended September 30, 2002 and 2001 was approximately $843,000 and $633,000, respectively.

NOTE 3 - INTANGIBLE ASSETS.

Intangible assets at September 30, 2002 consists of the following:

Goodwill	$8,808,457
Bingo licenses	389,720
Covenants not to compete	385,000
9,583,177

Less: Accumulated amortization	(3,187,612)

Intangible assets, net	$6,395,565

Amortization expense charged to operations for the nine months ended September 30, 2002 and 2001 was approximately $0 and $559,000, respectively.

NOTE 4 - SHAREHOLDERS’ EQUITY.

In 2002 the Company released 65,874 treasury shares for the 2001 401KSOP plan match and profit sharing at an average price of $2.11 per share, 9,362 treasury shares for the 2002 401KSOP employee deferrals at an average price of $1.40 and 50,224 treasury shares for the 2001 Employee Stock Plan purchases at a price of $1.33 per share. The Company also issued 5,000 shares for the purchase of the El Bingo Grande bingo hall in McAllen at a price of $1.90.
The Company repurchased 20,400 shares of its common shares in the first nine months of 2001 for $33,575 under the current stock buyback program. In 2001, the Company also received in settlement an additional 80,000 shares at $1.80 per share to satisfy the damages of $65,823. This resulted in a gain for the Company in the amount of $74,165, after related legal expenses of $4,012. The average price of these two blocks of shares was $1.77. At September 30, 2002 the Company holds 2,032,876 treasury shares.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2002

NOTE 5 – EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Nine months ended September 30,	2002	2002	2001	2001
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) before extraordinary gain	($560,750)	($560,750)	$1,345,033	$1,345,033
Extraordinary gain	0	0	204,639	204,639
Income available to common stockholders	($560,750)	($560,750)	$1,549,672	$1,549,672

Denominator:
Weighted average shares outstanding	8,072,323	8,072,323	7,960,952	7,960,952
Effect of dilutive securities:
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,072,323	8,072,323	7,960,952	7,960,952

Earnings (loss) per share before extraordinary item	($ .07)	($ .07)	$ .17	$ .17
Extraordinary gain on settlement	---	---	.02	.02
Earnings (loss) per share	($ .07)	($ .07)	$.19	$.19

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

The components of comprehensive income for the nine months ended September 30, 2002 and 2001, are as follows:

	2002	2001
Net income (loss)	($560,750)	$1,549,672

Other comprehensive income (loss)
Net unrealized gain (loss) on investments held for sale	(272,982)	(101,353)

Total comprehensive income (loss)	($833,732)	$1,448,319

NOTE 7 – INCOME TAXES.

The Company recorded approximately $29,000 as a state income tax benefit and approximately $70,000 of state income tax expense, respectively, for the nine months ended September 30, 2002 and 2001. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forward, which totaled approximately $4,484,000 at December 31, 2001. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2002

NOTE 8 - RELATED PARTY TRANSACTIONS.

In March 1998, the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable was due in monthly installments of $9,765, with an interest rate of 8.0% and matured in May 2002. For the nine months ended September 30, 2002 and 2001, the Company recognized $642 and $6,725, respectively, of interest expense related to this obligation.

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

The Company sub-leased office space for its corporate headquarters in Austin, Texas from a major shareholder, director and officer of the company. The amount paid for the first nine months ended September 30, 2002 and 2001 was approximately $0 and $36,000 respectively. This sub-lease ended with the purchase of a new corporate headquarters building on June 28, 2001.

Subscribed receivables from related parties totaled $40,124 and $0, respectively, for the first nine months ended September 30, 2002 and 2001. Interest income related to these notes recorded by the Company was $0 for the nine months ended September 30, 2002 and 2001.

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note is due and payable in full, along with accrued interest at 8% annual rate, in July 2004. For the nine months ended September 2002 and 2001, the Company recognized $55,494 and $29,314, respectively, of interest expense related to these obligations. The balances of these two notes at September 30, 2002 were a combined $843,750.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the nine months ended September 30, 2002 and 2001, the Company recognized $19,500 and $2,667 of interest expense related to these obligations. The balances of these two notes at September 30, 2002 were a combined $275,000.

In September 2001, the Company acquired an automobile from a current employee. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $34,540 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $1,531, with an interest rate of 6% and a maturity date of September 2003. For the nine months ended September 30, 2002, the Company recognized $4,193 of interest expense related to this obligation. The balance of this note at September 30, 2002 was $17,787.

The Company entered into a note payable on July 31, 2002, for the purchase of furniture and fixtures with the President and CEO of the Company. The note is for four years, interest only at 6.75% per annum, with a balloon payment of $105,650 on July 31, 2006. The Company has also deferred the payment of his performance bonus, also at 6.75% per annum, interest only, for five years. Out of the total bonus of $300,000, $150,000 was originally due to be paid on April 1, 2002 with the remaining due on January 1, 2003. No interest has been accrued in the nine months ended September 30, 2002.

The President and CEO of the Company has personally guaranteed three notes payable to third party lenders, in the total original amount of $922,500. The current guarantied amount is $723,661. In addition, he has guaranteed a letter of credit for $300,000 that is securing a related party note for the purchase of Premiere Party Rental.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2002

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

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the “Lucky II’ facility, which was closed in early 2000. The lease was due to expire in February 2003. Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company’s liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. A tentative agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff did not sign the agreement and negotiations are still ongoing.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2002

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued).

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

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C.Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C.Properties, a wholly owned subsidiary of American Bingo & Gaming Corp., obtained a sublease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties which stated that SC Properties could terminate the sublease in the event video poker and bingo were legislatively prohibited from operating in the State of South Carolina. On September 30, 2000, video poker (“video games”) became illegal in South Carolina and SC Properties gave notice of termination. Brigham is suing for rent revenues not otherwise received in an undefined amount. SC Properties and the Company have filed a Motion to make the Complaint more definite and certain which stays the proceedings until the Motion is ruled upon. If this case were to be decided against the Company, it could have a material adverse effect on the financial position and operations of the Company.

Litigation Settled: Montgomery County Sheriff’s Dept. et al. v. Good Times, et.cl. Circuit Court of Montgomery County, Alabama, Case No. CV-01-2164; This case involved a claim for declaratory judgment filed by the Sheriff of Montgomery County to determine the applicability of certain laws and regulations regarding the operation of bingo in Montgomery County, Alabama and was filed in July of 2001. The circuit judge issued a Memorandum Order and Judgment on September 13, 2002, that stated the validity of the existing laws being currently followed by the Company.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2002

NOTE 10 – SEGMENTS.

The Company’s Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

The Company has identified three operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services in the current and prior year. The entertainment segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama. The amusements segment represents operations of the Company’s amusement arcades in Alabama. The Hospitality segment is the party rental and catering business in Austin, Texas which was new in the second quarter of the prior year.

A summary of the segment financial information reported to the CODM is as follows:

September 30, 2002
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$4,827,675	$881,322	$2,825,497	$5,403	$8,539,897
Depreciation and Amortization	294,990	254,615	214,665	78,756	843,026
Segment profit	1,604,678	95,095	(634,757)	(1,625,766)	(560,750)
Segment Assets	10,384,418	276,740	3,589,384	4,892,492	19,143,034

September 30, 2001

	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$5,137,673	$1,087,612	$978,679	$18,094	$7,222,058
Depreciation and Amortization	835,354	277,320	127,901	48,567	1,289,142
Segment profit	1,752,837	195,881	(247,291)	(151,758)	1,549,669
Segment Assets	7,255,444	728,680	3,916,799	4,834,397	16,735,320

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate overhead expenses, other income and expenses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

The Company opened a new “B” bingo hall in Georgetown, South Carolina, in April 2002.

The Company opened a new “C” bingo hall next to the two “B” halls in Columbia, South Carolina, in March 2002.

The Company purchased a bingo hall and the underlying real estate in McAllen, Texas, in August 2002. The bingo hall business was purchased for $1,361,850, plus transaction costs of $14,248. The real estate was purchased for $1,500,000, plus closing and transaction costs of $27,424. The purchase price was allocated as follows:

El Bingo Grande
Fixed Assets	1,539,924
Intangibles	1,363,598
Debt	(2,674,578)
Total Net Assets Acquired	$228,944

The Company signed a letter of intent to purchase five bingo halls in South Carolina. This transaction is currently in the due diligence process and an expected closing date is unknown at this time.

The Company opened a new startup bingo hall in McAllen, Texas on August 2, 2002.

NOTE 12 - SUBSEQUENT EVENTS.

In November 2002, the Company acquired 60 electronic bingo machines for our Alabama bingo hall, for a total purchase price of $100,000.

On October 31, 2002, the Board of Directors approved a one-time fee of 5% of the original loan amount, to be paid to the President and CEO, Jeffrey L. Minch, for his personal guaranty of the Company’s debt. This amounted to a total of $61,125.

The Company reopened a bingo hall in South Carolina at our Beacon location on October 25, 2002. This originally had been a “B” hall and had been closed in November of 2000. This location has now been reopened as a “C” hall.

Littlefield Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations. The Company operates primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina. The Company completed its initial public offering in December of 1994. In 2000 and 2001, the Company entered a new line of business with the purchase of three hospitality related businesses in Austin, Texas.

The following discussion should be read in conjunction with the Company’s Form 10-KSB and the consolidated financial statements for the years ended December 31, 2001 and 2000; the Company’s Form 10-QSB for the quarters ended June 30, 2002 and March 31, 2002 and the consolidated financial statements and related notes for the quarters ended June 30, 2002 and March 31, 2002. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2001 Annual report on Form 10-KSB.

The Company intends to grow its business through acquisitions and the selective start up of charitable bingo halls in markets in which it currently operates and other attractive markets. The Company’s plans are to continue to repurchase its shares as market conditions warrant such action, although there can be no assurances that such repurchases will occur.

Results of Operations

Net loss for the nine months ended September 30 of 2002 was $560,750, which equated to a basic and fully diluted loss per share of $.07. Net income for the nine months ended September 30 2001 was $1,549,672, which equated to basic and fully diluted earnings per share of $0.19. The weighted average number of basic Common Stock shares outstanding totaled 8,072,323 in the first nine months of 2002 as compared to 7,960,952 in the first nine months of 2001. The reduction in earnings was a result of lower than expected revenues in the Hospitality division due to the current poor economic conditions, as well as lower revenues in South Carolina bingo due to the lottery, which started in January of 2002. In addition, a performance bonus for the President and CEO of the Company, based on 2001 financial results, of $300,000 was accrued in the current year.

Revenues

The Company generated consolidated revenues of approximately $8,540,000 during the period ended September 30, 2002 as compared with approximately $7,222,000 in the comparable period of the prior fiscal year, representing an increase of approximately $1,318,000 or 18%. The Hospitality division revenues increased approximately $1,846,000 due to the acquisition of both Premiere Party Rental and Word of Mouth Custom Catering, during the third quarter of 2001. Entertainment (bingo) revenues totaled approximately $4,828,000, or 57% of revenues, for the first nine months of 2002, as compared to $5,138,000, or 71% of total revenues, for the first nine months of 2001. During the first nine months of 2002, approximately 20% of the Company’s bingo related revenues were generated in South Carolina, 26% in Alabama and 54% in Texas, compared to 26%, 23% and 51%, respectively, in the first nine months of 2001. The amusement segment generated revenues of over $881,000 in 2002 compared to approximately $1,088,000 in 2001, a decrease of approximately $207,000. Most of this decrease is due to the closing of two arcades in July of 2001.

Gross Margins

Gross margin was approximately $1,211,000 or 14% of revenues in the first nine months of 2002 versus approximately $1,716,000 or 24% in the first nine months of 2001, a decrease of 10%. Most of this can be attributable to the hospitality business, which had a negative gross margin of approximately $541,000, or a negative 19%. The entertainment (bingo) segment had a gross margin of 34% in the first nine months of 2001 compared to 34% in the same period of 2001. Amusements had a gross margin of 11% for the first nine months of 2002, compared to 18% in the same period of 2001, a decline of about 7%. This can be attributed to both the lowered revenues, and the imposition of a license fee in the City of Montgomery, which resulted in higher expenses of approximately $62,000 in the current year.

Littlefield Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Costs and Expenses

Depreciation and amortization expense totaled approximately $843,000 in the first nine months of 2002, a decrease of about $446,000 from the first nine months of 2001. Most of this is due to the elimination of amortization of goodwill and intangibles in the current year.

General and administrative expenses, excluding related depreciation expense, totaled approximately $1,536,000 in the first nine months of 2002, compared to approximately $905,000 in 2001, an increase of approximately $631,000. Current year expenses include approximately $142,000 more in legal fees, a performance bonus paid to the president for $300,000 and $147,000 in additional corporate employees to handle the hospitality business. Investor relations added an additional $15,000 to the variance, and office supplies and expense accounted for the remaining variance of $16,000.

Other income and expenses totaled approximately $187,000 in net losses for the first nine months of 2002, as compared to income of approximately $653,000 for the first nine months of 2001. Most of this decrease came from gain on the sale of arcade machines in 2001 for approximately $500,000, which did not reoccur in the current year, a legal settlement for $147,500, which was an expense, versus income from a legal settlement in 2001 for approximately $74,000. Investment income was up slightly from last year-approximately $13,000. Interest expense increased from approximately $104,000 in the first nine months of 2001 to approximately $244,000 in the current year. This was due to the acquisitions financed by seller notes, as well as the purchase of our new corporate headquarters at the end of June in 2001.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2002 totaled approximately $415,000 and represented approximately 2% of the Company’s total assets of approximately $19,143,000. Cash flows from operating activities in the first nine months of 2002 were comprised of the Company’s net loss from operations of approximately $561,000 increased for depreciation and amortization expense of approximately $849,000, and compensation paid with treasury stock for $14,250, increased by losses on asset sales of approximately $10,000 and increased by net changes in operating assets and liabilities of approximately $862,000. Cash flows from operating activities for the nine months ended September 30, 2001 totaled approximately $1,398,000. Cash flows from operating activities in the first nine months of 2001 were comprised of the Company’s net income of approximately $1,550,000 reduced for non-cash amounts of net extraordinary gain on debt forgiveness of approximately $205,000 and gain on sale of fixed assets of approximately $500,000, increased by depreciation expense and intangible asset amortization of approximately $1,289,000, and decreased by net changes in operating assets and liabilities of approximately $748,000.

Net cash used in investing activities totaled approximately $3,982,000 for the nine months ended September 30, 2002, compared to approximately $7,565,000 in the nine months ended September 30, 2001. Cash used in investing activities in the nine months ended September 30, 2002 consisted primarily of approximately $2,650,000 related to property and equipment purchases, $1,392,000 in goodwill and intangible purchases, offset by the collection of a note receivable in the amount of approximately $50,000. In 2001, cash used in investing activities consisted primarily of $4,398,000 related to property and equipment purchases, less $635,000 received from proceeds on the sale of machines, the purchase of equity securities for $1,525,000 less proceeds from the sale of equity securities of about $757,000, and the purchase of goodwill and other intangibles in the amount of $2,131,000. Also, cash was used to loan money for the Heep Homestead in Austin, Texas, secured by the property, for $845,000 plus accrued interest on the note in the amount of approximately $96,000.

Cash provided by financing activities in 2002 included approximately, $2,969,000 of new notes payable and was reduced by approximately $769,000 of principle payments on notes payable. Cash provided by financing activities in the first nine months of 2001 totaled approximately $3,702,000 in new notes payable. Cash used related to financing activities in the first nine months of 2001 included approximately $178,000 of Company treasury stock purchases and $489,000 to reduce notes payable.

Current assets totaled approximately $2,693,000 at September 30, 2002, providing the Company with a current ratio of .58 to 1. At September 30, 2002, the Company had approximately $19,143,000 in total assets with total liabilities of approximately $9,509,000 and approximately $9,499,000 of shareholders equity. Total assets include approximately $415,000 in cash, $1,303,000 in investments, $421,000 of net accounts receivable, $8,798,000 of property and equipment, $6,396,000 of intangible assets, $897,000 in notes receivable and $913,000 of other assets, including $200,000 in restricted cash. Total liabilities primarily consist of notes and capital lease obligations of approximately $6,342,000 and accrued liabilities and reserves of $2,831,000. Out of the reserves, $1,570,000 is the reserve for the punitive damages resulting from a lawsuit judgment that the Company is appealing. The Heep note is in violation of debt covenant; therefore, the total amount of the note has been classified as current.

Littlefield Corporation

Item 3, Company's Disclosure Controls Statement

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which Note 9 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

27.1 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K.

Form 8-K filed on August 19, 2002 regarding the purchase of El Bingo Grande and related real estate, for a total purchase price of $2,862,500.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

November 10, 2002

By:
/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Secretary and Treasurer
(Principal financial and accounting officer)

Certification of Chief Executive Officer

I, Jeffrey L. Minch, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Littlefield Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

By:
/s/ JEFFREY L MINCH
President and Chief Executive Officer

Certification of Chief Financial Officer

I, Kathryn L. Scanlon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Littlefield Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002
By:
/s/ KATHRYN L SCANLON
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page Number
27.1	Financial Data Schedule (for SEC use only).

EXHIBIT 99.1
CERTIFICATION OF PERIODIC FINANCIAL REPORTS

Each of the undersigned hereby certifies that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Littlefield Corporation

November 10, 2002

By:
/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Secretary and Treasurer
(Principal financial and accounting officer)