Form 10KSB
period 2002-12-31
LITTLEFIELD CORP
filed 2003-03-31
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002

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

Issuer's revenues for its most recent fiscal year:	$ 11,412,720
Aggregate market value of the issuer’s common stock held by non-affiliates Based on the average bid and asked price as of March 5, 2003	$ 3,474,399
Number of shares of the issuer’s common stock outstanding as of March 5, 2003	8,272,379

Documents Incorporated By Reference

The issuer’s Proxy Statement for its annual meeting of stockholders scheduled to be held on May 7, 2003, is incorporated by reference in this Form 10-KSB in Part III Item 9, Item 10, Item 11 and Item 12.

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

PART I

ITEM I: DESCRIPTION OF BUSINESS

Littlefield Corporation develops, owns and operates charitable bingo halls, operates gaming and amusement arcades, and owns and operates party rental and catering companies. We operate 27 charitable bingo halls in Texas, Alabama, and South Carolina. We own gaming and amusement locations in Alabama, and in 2001 we acquired custom catering and party event operations in Austin, Texas.

We were incorporated in Delaware in 1994 as American Bingo and Gaming Corp. From inception through 1999 we suffered through a chaotic leadership structure. There have been five (5) separate Presidents or chief executive officers during our brief history as well as a continuously changing board of directors. In mid-1999, Daniel W. Deloney was named a director, and immediately after the resignation of the board of directors and management, became interim chief executive officer and chairman of the board. In July 1999, Jeffrey L. Minch was appointed a director and in October 1999, was named President. Daniel W. Deloney continues as chairman of the board. Gordon R. McNutt became a director in October 1999. Gary Valdez became a director in January 2001, but resigned in January of 2003. The management and board own a substantial amount of our stock.

CURRENT YEAR EVENTS:

During 2002, we opened five new start-up bingo halls: four in South Carolina and one in McAllen, Texas. Another hall, the best performing bingo hall in the state of Texas, was purchased in August 2002 and is also located in McAllen, Texas. We closed one side of our double bingo hall in Columbia, South Carolina and began operating 5 days per week in the remaining side, after the law was changed in South Carolina on October 1, 2002 to allow up to 5 days per week of operation. The old law allowed only 3 days per week. Because this hall was in our own shopping center, we now have that space available for lease.

We purchased the underlying real estate of the bingo hall in McAllen, Texas for $1,500,000 by assuming a second lien note for approximately $595,000 and obtaining a new first mortgage for $680,000 at prime. Our bingo hall occupies approximately half the building and the remaining space is leased.

PRINCIPLE BUSINESS AND MARKETS

We currently have three distinct and separate business segments.

  Littlefield Entertainment” owns and operates 27 charitable bingo businesses. Of these 27 bingo halls, twelve (14) are in Texas (Austin-1, Abilene-2, Amarillo-3, McAllen-3, Lubbock-3, Odessa-1 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1) and ten (10) are in South Carolina (Charleston-6, Columbia-2, Greenville-1 and Georgetown-1). The total segment comprised approximately 55% of our total revenues in 2002.

  Littlefield Amusements” is comprised of our gaming and amusement arcades. This segment accounted for 9% of total revenues in 2002, down from 13% in 2001, as a result of closing two arcades in Alabama. Our machines are located at three (3) arcades in Montgomery, Alabama. The machines were determined illegal in Montgomery County as of January 31, 2003 and, as a result, this division will be discontinued.

  Littlefield Hospitality” is our newest business segment. Our first acquisition was Austin Tents and Events in November 2000. We added Premiere Party rental in July of 2001, and Word of Mouth Custom Catering in August of 2001. Revenues comprised 36% of total gross revenues in 2002.

The breakdown in revenues, net profit, and assets by segment is as follows:

	Entertainment	Amusements	Hospitality	Other	Total Company
Gross revenues	$ 6,244,375	$ 1,081,502	$ 4,079,640	$ 7,203	$ 11,412,720
Net income (loss)	1,925,008	139,949	(2,224,608)	(2,541,746)	(2,701,397)
Total assets	19,883,419	304,793	2,156,050	(5,416,307)	16,927,955
Net income (loss) before depr & amortization and Impairment	$ 2,348,146	$ 425,196	$ (212,939)	$(2,431,663)	$ 128,740

The "Other" column consists of corporate overhead, other income and expenses, extra-ordinary gain, income taxes, and inter-company eliminations.

LITTLEFIELD ENTERTAINMENT. Our main business is the management of charitable bingo halls. We might be called a “charitable bingo lessor” or “bingo conductor” or “bingo promoter” depending upon the jurisdiction in which we are operating.

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

In 2002, our charitable halls raised approximately $2,895,500 in charitable funding to those charities that operate in our bingo locations. We helped raise $508,000 for charities in South Carolina; $223,000 for charities in Alabama, plus $77,500 from our arcades in Alabama, and $2,087,000 for charities in Texas.

Competition: The charitable bingo market is a fragmented business, often with operators who are individuals or partnerships, with no one dominant competitor. Competition also includes charitable organizations. From region to region there may be a dominant player in their immediate markets, but we are the only publicly traded bingo promoter with more than just a regional presence.

Our unit of competition is an individual bingo hall. Competition is further subdivided by the time of day or night that a bingo hall operates. A bingo hall could generally be a daytime hall, a nighttime hall or a late night hall. In certain jurisdictions, we would like to operate at all three times. An individual bingo hall competes within a trade area of approximately fifteen (15) miles against other bingo halls operating at the same time. Within a larger market (e.g. Charleston, South Carolina) the presence of a number of bingo halls may not give rise to significant competition. In general, we believe that approximately one to one and a half percent (1-1.5%) of the population in a city of more than 100,000 are meaningful and consistent bingo players.

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

In South Carolina, the South Carolina Department of Revenue is the principal regulator for bingo. Its rules are uniform throughout the State. In general, a bingo hall can sustain a single charity and can only operate five (5) sessions per week with a Class B license. Our Class C halls, however, can be open every day.

In Alabama, bingo can only be played in counties that have a “local bill” authorizing bingo that has been passed by the state legislature. The local county sheriff is the principal regulator of bingo and regulations vary from county to county. In general, a bingo hall can sustain up to ten (10) charities and can operate seven (7) days per week and conduct up to twenty-one (21) bingo sessions per week.

The breakdown in entertainment revenues by geographic region is as follows:

	Texas	Alabama	South Carolina	Total Entertainment
Gross revenues	$ 3,464,654	$ 1,652,171	$ 1,127,550	$ 6,244,375
Net operating income	1,313,059	366,245	245,704	1,925,008
Total assets	11,336,753	4,454,919	4,091,747	19,883,419
Operating income before depr & amortization	$ 1,548,357	$ 464,121	$ 335,668	$ 2,348,146

LITTLEFIELD AMUSEMENTS:

Our second business segment is amusement arcades. As of December 31, 2002, a total of 180 machines were working in three (3) different locations in and around Montgomery, Alabama, including 120 at our two bingo halls. On January 31, 2003 the County of Montgomery ordered all machine arcades closed as being illegal. We will, therefore, discontinue this business segment.

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

EMPLOYEES: As of the report date, we had one hundred and twenty two (122) employees and three (3) directors, of which one is a full time employee. Of the current employment level, nine (9) are at our headquarters in Austin, Texas, thirteen (13) are engaged in field bingo operations, one (1) is employed in the amusements division, and ninety nine (99) are with Littlefield Hospitality.

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

State	City	Location Purpose	Location Name	Status
Alabama	Mobile	Bingo Hall	Bingo Haven	Operating
	Montgomery	Bingo Hall	Winners	Operating
	Montgomery	Bingo Hall	Good Times	Operating
South Carolina	Charleston	Bingo Hall	Beacon	Operating
	Charleston	(2) Bingo Halls (B&C)	Lucky I	Operating
	Charleston	(2) Bingo Halls (B&C)	Shipwatch	Operating
	Charleston	Bingo Hall	Bonanza	Operating
	Columbia	(2) Bingo Halls (B&C)	American Bingo I & II	Operating
	Columbia	To be leased	Old Corp. Hdqtrs	Vacant
	Georgetown	Bingo Hall	By George! Bingo	Operating
	Greenville	Bingo Hall	Bingo Amigo	Operating
Texas	Abilene	Bingo Hall	Ambler Bingo	Operating
	Abilene	Bingo Hall	Super Bingo	Operating
	Amarillo	Bingo Hall	Hi-Plains Bingo	Operating
	Amarillo	Bingo Hall	Goldstar II Bingo	Operating
	Amarillo	Bingo Hall	Grandview Bingo	Operating
	Austin	Corporate Headquarters	Corporate Hdqtrs	Occupied
	Austin	Bingo Hall	American Paradise	Operating
	Lubbock	Bingo Hall	Lucky Bingo	Operating
	Lubbock	Bingo Hall	Goldstar I Bingo	Operating
	Lubbock	Bingo Hall	Parkway Bingo	Operating
	McAllen	Bingo Hall	Americana I	Operating
	McAllen/San Juan	Bingo Hall	Triple City Bingo	Operating
	McAllen	Bingo Hall	El Bingo Grande	Operating
	Odessa	Bingo Hall	Strike It Rich	Operating
	Austin	Warehouse	Premiere Party Rental	Operating
	Austin	Kitchen & Offices	Word of Mouth	Operating
	Austin	Warehouse	Word of Mouth	Operating
	San Antonio	Bingo Hall	Blanco Bingo	Operating

ITEM 3 - LEGAL PROCEEDINGS

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 we bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”). On June 12, 1997, Furtney filed a lawsuit against us in Florida, alleging breach of contract. Furtney alleged that we defaulted on our original purchase note and stock obligations under the purchase agreements. On July 12, 1997, we answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. We believe we were materially defrauded in our purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to us of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. We sold these three bingo centers in December of 1995. In January of 1997, the State of Florida settled all matters regarding our previous ownership and operation of these bingo centers. We believe that Furtney's lawsuit against us is completely without merit and we will prevail in our counterclaim. The cases are currently in the discovery phase and are not expected to go to trial until the summer of 2003. We were unsuccessful in our attempts to settle the disputes through mediation; therefore we plan to pursue and defend these actions vigorously.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging we had engaged in civil conspiracy and tortiously interfered with the plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. We believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Actual damages of $157,000 were awarded in addition to punitive damages of $1,570,000. We then appealed this decision with the South Carolina appellate court. The appeals court heard our oral arguments on December 10, 2002 and affirmed the original judgment. We are requesting a re-hearing with the appellate court, and would also anticipate appealing any unfavorable opinion to the South Carolina Supreme Court. The State of South Carolina does not favor punitive damages, nor are they favored nationally. Generally, when punitive damages are awarded, the maximum amount awarded is no more than four (4) times actual damages. In this case, the trial judge awarded ten (10) times the actual damages. In addition, the trial court gave no consideration to the fact that corporations can only act through their officers, agents, and employees and that none of the individuals involved in this lawsuit were employed by us at the time of trial. The total amount of the award has been accrued for in the financial statements, with the actual damages of $157,000 having been paid in 2001.

Berkeley Square Limited Partnership v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-1913, South Carolina Court of Common Pleas, Berkeley County. On January 18, 2001, a lawsuit was filed for unpaid rents under a commercial lease of which we were a tenant on the lease, which was to expire June 2003. The leased premises had been used as the location of Ponderosa Bingo in Goose Creek, South Carolina. Because of construction projects at the Berkeley Square shopping center in the year 2000, tenants were denied the full use of the property. Ponderosa Bingo was subsequently moved to a new location in November 2000 and rent payments were terminated as of September 2000. We asserted counterclaims against Berkeley Square Limited Partnership for loss of profits and other damages. This case was settled for $10,000 in December 2002.
Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston Lenrich Associates has brought this action against us based on a commercial lease guaranty that was signed by us. The tenant on the lease is Concessions Corp., a subsidiary of ours and had been used as the location of the “Lucky II’ facility, which was closed in early 2000. The lease expires in February 2003. Because rental payments under the lease are currently in arrears, Lenrich Associates is seeking to enforce the guaranty against us. Our liability under the guaranty is capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. Additionally the space has been leased to a new tenant, thus capping the rent arrears as of January 1, 2002. Earlier we had a settlement agreement for $147,500, which we accrued on our books in the third quarter of 2002. However, the plaintiffs did not accept the agreement and so we continue to pursue this matter and will defend ourselves vigorously.

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C. Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C.Properties II, Inc., a wholly owned subsidiary of ours, obtained a sub-lease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties, which stated that S.C. Properties could terminate the sub-lease in the event video poker or bingo were legislatively prohibited from operating in the State of South Carolina. On June 30, 2000, video poker (“video games”) became illegal in South Carolina and S.C. Properties gave notice of termination. Brigham is suing for rent revenues not otherwise received in an undefined amount. This case is still pending.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders during the fourth quarter of 2002.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASDAQ Small Cap Market System under the symbol "LTFD". The following table shows the range of reported high and low closing bid prices for our common stock for the periods indicated as reported on the NASDAQ Summary of Activity monthly reports.

Fiscal 2002:	High	Low	Fiscal 2001:	High	Low
First Quarter	$2.35	$1.85	First Quarter	$1.75	$1.13
Second Quarter	$2.00	$1.15	Second Quarter	$2.90	$1.13
Third Quarter	$1.40	$0.86	Third Quarter	$2.85	$1.85
Fourth Quarter	$1.23	$0.55	Fourth Quarter	$2.42	$1.88

Security Holders

As of March 5, 2003, the approximate number of record holders of our common stock was 104 and the approximate number of beneficial shareholders was 1,307.

Dividends
We have never paid, and currently have no intention to pay, any cash dividends on our common stock.

Recent Sales of Unregistered Securities

On August 19, 2002, we issued 5,000 shares of common stock as part of the El Bingo Grande purchase in McAllen, Texas, at a price of $1.12. These securities were issued in a privately negotiated transaction in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The year 2002 was a growth year for us in the Entertainment division with the opening of five new start-up bingo halls, and the purchase of a sixth.

In the coming year, we plan to sell off our existing inventory of arcade machines and exit that line of business.

Our South Carolina “B” halls experienced a large decrease in gross revenues when the state lottery began in January 2002, and the increase in the number of days allowed from three to five on October 1, 2002. Our “C” halls have performed very well, however, and we plan to only pursue growth in this area. We are also analyzing the current “B” halls and may close one or two so the remaining halls have a better chance to be more profitable.

We expect Alabama bingo growth in 2003 to come from Good Times, our newest hall in Montgomery, which opened in June of 2001. With the closing of all arcades in Montgomery county, both of our bingo halls should perform much better than in 2002.

Texas bingo earnings in 2003 should compare favorably to 2002 with the two additional halls and all in operating condition. During the summer of 2002, our manager in our San Antonio hall left and opened a competitor hall nearby. We immediately replaced all of our charities and were only closed for a few days. The competing hall closed after only a few months of operation, but we had to grant free rent to the new charities through the end of the year to get them established.

We spent considerable sums in 2001 and 2002 to settle and eliminate several lingering lawsuits that came about by actions of the previous management. We have accrued a total of $1,829,679 for legal expenses and settlements as of the end of 2002.

Results of Operations

Comparison of Fiscal 2002 to Fiscal 2001

Note: All figures discussed below have been rounded off to the nearest thousand and are approximate.

We are disappointed to report a net loss of $2,701,000 for the year ended December 31, 2002 compared to net income of $1,533,000 in 2001. The net loss in 2002 was mainly attributable to the poor performance of the hospitality division, a goodwill impairment loss of $1,717,000 related to the hospitality division, the accrual of a performance bonus for the president and CEO of $300,000, higher than expected legal fees of $310,000, and the reduced revenues in South Carolina “B” halls. Net loss from operations (before other income and expenses and income taxes) in 2002 of $2,298,000 was 20% of gross revenues, compared to net operating income in 2001 of $780,000 or 7.4% of gross revenues.

Broken down by segments, net income from bingo operations (Littlefield Entertainment) was $1,925,000 in 2002 compared to $2,185,000 in 2001, a decrease of 12%. Video gaming (Littlefield Amusements) net income in 2002 was $140,000 compared to net income of $603,000 in 2001, a decrease of $463,000 or 77%. We sold machines in 2001 for a net gain of $360,000, which accounts for much of the decrease. The hospitality business showed a net loss of $2,225,000 in 2002 compared to a net loss of $237,000 in 2001. Much of the loss for 2002 was related to the goodwill impairment adjustment of $1,717,000. We also were not able to merge our three warehouses until late in 2002 and did not reap any merger efficiencies. In addition, the Austin economy has been particularly hit hard since the technology sector is such a large part of our local industry. We have worked very hard to reduce expenses in this division; however, we continue to explore all options regarding this line of business, including the possibility of disposing of this division through a sale.

Revenues

Total revenues were $11,413,000 in fiscal 2002 compared to $10,592,000 in 2001, an increase of $821,000 (8%). All of this is from owning the hospitality businesses for a full year in 2002. The two larger businesses were purchased in late summer of 2001.

Broken down by segments, revenue from bingo operations (Littlefield Entertainment) was $6,224,000 in 2002 compared to $6,779,000 in 2001, a decrease of $555,000. By geographic region, Texas bingo decreased $48,000 from $3,513,000 in 2001 to $3,465,000 in 2002. South Carolina gross revenues decreased $540,000, going from $1,668,000 in 2001 to $1,128,000 in 2002. Alabama bingo revenues increased $56,000, going from $1,597,000 to $1,653,000. Video gaming (Littlefield Amusements) revenue in 2002 was $1,082,000 compared to $1,397,000 in 2001. We had to close two very profitable arcades in July 2001 that were located in nearby counties to Montgomery when video arcades were deemed illegal. Littlefield Hospitality had gross revenues of $4,080,000 in 2002 compared to $2,423,000 in 2001. This large increase was due to owning the businesses for a full year in 2002 compared to a partial year in 2001, and is not a meaningful comparison. If we had owned the businesses for all of 2001, and allowing for the elimination of inter-company sales, gross revenues dropped by $785,000 in 2002 from 2001, a decrease of 16%, mostly due to the poor economy.

Gross Margins

Gross margin in 2002 was a negative amount of $83,000 or negative 1% of gross revenues, compared to a positive gross margin of $2,227,000 in 2001, or 21% of gross revenues, a decrease of almost 22%. This is mainly due to the poor performance of the hospitality division and the lowered revenues in South Carolina bingo.

Broken down by segments, gross margin in 2002 on bingo operations was $1,925,000 (31% of revenues) compared to $2,185,000 (32% of revenues) in 2001. Video gaming gross margins were $140,000 in 2002, (13% of gross revenues) compared to $259,000 (19% of gross revenues) in 2001 (without the one-time gain on the sale of the amusement machines). The Hospitality segment had a negative gross margin of $2,225,000 in 2002, or 54% of revenues, compared to a negative margin of $238,000 (10%) of revenues in 2001. The gross margins for all segments include all indirect expenses such as administrative salaries and marketing expenses for their respective divisions, and in the case of hospitality, included the goodwill impairment deduction of $1,717,000. Without this amount, the negative margin would have been $508,000 or 12% of revenues, for the hospitality division.

General & Administrative Expenses

Corporate overhead expenses were $2,215,000 in 2002, compared to $1,447,000 in 2001, an increase of $768,000. Most of this increase is due to the accrual of the president’s performance bonus of $300,000, higher than expected legal fees, and increased corporate salaries hired to service the hospitality division.

Other Income and Expenses

Total interest and investment income for 2002 was $272,000 compared to $278,000 in 2001. Interest expense increased from $164,000 in 2001 to $343,000 in 2002, due to some seller financed acquisitions, the purchase of two real estate properties in mid-2001 and another real estate property in McAllen in August 2002, as well as the purchase of El Bingo Grande in August 2002. Other income and expenses were $241,000 (expense) in 2002 compared to $550,000 (income) in 2001, for a total difference of $791,000. The other income and expense items in 2002 included a loss on the sale of investments for $59,000, a reserve for legal settlements of $157,500, loss on disposal of fixed and intangible assets of $37,000, and a theft loss at one of our bingo halls in Montgomery, Alabama for $18,000. The other income items in 2001 included gain on the sale of the amusement machines and other fixed assets for approximately $360,000, gain on the sale of our investment assets of $142,000, and gain on the settlement of a lawsuit with a related party for $75,000, net of related legal expenses. Also in 2001, we had one expense item of $16,000 related to the write-off of abandoned assets on the two amusement arcades that we were forced to close when they were deemed illegal by the local district attorneys.

The Company’s income tax expense for 2002 was $61,000 compared to $115,000 in 2001, all of which is related to state income taxes. The Company currently has a net operating loss available for carryover on its federal income taxes in excess of $4,700,000.

Extraordinary Gain

We recorded an extraordinary gain in 2001 for approximately $205,000 related to settlements with equipment lessors, net of income taxes.

Liquidity and Capital Resources

Cash flow from operations of $1,142,000 was not sufficient to fund all investment and financing activities, which included $1,629,000 to purchase property and equipment and to acquire the bingo hall in McAllen, Texas. We met these additional cash needs by selling investments for $537,000, proceeds from notes payable in the amount of $394,000, and by using our cash balances from the beginning of the year. We predict that next year’s cash flow from operations will be sufficient to fund normal business investing and financing activities, but will seek additional financing from either sellers or third party lenders for any major acquisitions.

We have reserved approximately $1,570,000 for punitive damages related to a legal judgment that was rendered against the Company in February 2001. We have already paid the actual damages of approximately $157,400. We are requesting a rehearing at the appellate court in South Carolina and believe the amount of the punitive damages will be reduced. At any rate, the cash payment is not predicted to occur until mid-2003. We plan to set up a payout arrangement with the plaintiff in order to get this amount paid if our appeals should fail. We have also reserved $157,500 for two other settlements, one of which is still pending.

We plan to use our cash generated from operations in 2003 to make leasehold improvements and renovations in our bingo operations. We plan to obtain bank financing, as well as seller financing, on new acquisitions when favorable terms can be obtained and to use our treasury stock.

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

Statement of Financial Accounting Standards No.141 “Business Combinations” requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company uses the purchase method for all our business combinations; therefore, the adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies will be Jan. 1, 2002. However, it is also effective on acquisitions initiated after July 1, 2001, which included our acquisition of Premiere Party Rental and Word Of Mouth Catering. A goodwill impairment adjustment was made on the hospitality businesses in the amount of $1,717,000. The Company will continue to review the impairment of all of our intangible assets on an annual basis.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company’s fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Statement will be effective for the Company’s fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In April 2002, the FASB issued Statement 145, Recision of FASB Statements, 4, 44 and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions. This Statement will be effective October 1, 2002, but will have no effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Calendar year end companies must follow a prescribed format and provide additional disclosures in the December 31, 2002 annual reports.

Item 7 - Financial Statements

The independent auditors’ report, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.

Report of Sprouse & Anderson, L.L.P.	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4-F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7-F-8
Notes to Consolidated Financial Statements	F-9-F-30

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9 - Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 7, 2003, which proxy statement will be filed with the Securities and Exchange Commission no later than March 31, 2003, is incorporated herein by reference.

Item 10 - Executive Compensation

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 7, 2003, which proxy statement will be filed with the Securities and Exchange Commission no later than March 31, 2003, is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 7, 2003, which proxy statement will be filed with the Securities and Exchange Commission no later than March 31, 2003, is incorporated herein by reference.

Item 12 - Certain Relationships and Related Transactions

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 7, 2003, which proxy statement will be filed with the Securities and Exchange Commission no later than March 31, 2003, is incorporated herein by reference.

Item 13 - Exhibits, Lists and Reports on Form 8-K

Exhibit	Description
3.1	Certificate of Incorporation of the Company dated September 8, 1994, as amended October 17, 1994, and further amended July 31, 1997 and August 13, 1998, and September 22, 1999 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

10.1*	Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.2*	Amended and Restated 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.3*	1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).
10.4*	Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.5*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.6*	American Bingo 7 Gaming Corp. Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on From 10-QSB filed by the Company on August 16, 1999, for the quarter ended June 30, 1999).

10.7	Master Coin Machine Agreement dated November 9, 1998, by and among the Company, Gold Strike, Inc., Mims & Dye Enterprises, LLC, Michael W. Mims and Danny C. Dye (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.8	Settlement Agreement dated January 27, 1997 with the State of Florida (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.9*	Employment Agreement effective as of September 21, 1999, with Jeffrey L. Minch. (incorporated by reference to Exhibit 10.36 of the Annual Report on From 10-KSB filed by the Company on March 28, 2000).
21.1	Subsidiaries of the Company.
99.1	Certification Pursuant to 18 U.S.C. 1350
*	Denotes a management contract or compensatory plan or arrangement.

Item 14-Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, within 90 days prior to the filing date of this report on Form 10-KSB. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation.

Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2003

LITTLEFIELD CORPORATION
(Registrant)
By: /s/ Jeffrey L. Minch
Jeffrey L. Minch
Vice Chairman of the Board, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Jeffrey L. Minch Jeffrey L. Minch	Vice Chairman of the Board, President and Chief Executive Officer	March 26, 2003
/s/Daniel W. Deloney Daniel W. Deloney	Chairman of the Board	March 26, 2003
/s/Gordon R. McNutt Gordon R. McNutt	Director	March 26, 2003
/s/Kathryn L. Scanlon Kathryn L. Scanlon	Secretary and Treasurer	March 26, 2003

Certification of Chief Executive Officer

I, Jeffrey L. Minch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Littlefield Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003

/s/ Jeffrey L. Minch
President and Chief Executive Officer

Certification of Chief Financial Officer

I, Kathryn L. Scanlon, certify that:

1. I have reviewed this annual report on Form 10-KSB of Littlefield Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003

/s/ Kathryn L. Scanlon
Chief Financial Officer

LITTLEFIELD CORPORATION & SUBSIDIARIES

DECEMBER 31, 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
INDEPENDENT AUDITORS’ REPORT	F-2

FINANCIAL STATEMENTS: Consolidated Balance Sheet as of December 31, 2002	F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2002 and 2001	F-4-F-5

Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2002 and 2001	F-6

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2002 and 2001	F-7-F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9-F-31

INDEPENDENT AUDITORS' REPORT

Board of Directors
Littlefield Corporation

We have audited the accompanying consolidated balance sheet of Littlefield Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

SPROUSE & ANDERSON, L.L.P.

Austin, Texas

January 31, 2003

Littlefield Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS

Current Assets:
Cash and cash equivalents	$ 189,055
Accounts receivable, net of allowance for doubtful accounts of $63,923	720,888
Equity Securities, available for sale	837,399
Other current assets	262,913
Total Current Assets	2,010,255

Property and Equipment - at cost, net of accumulated depreciation and amortization	8,879,817

Other Assets:
Notes receivable	845,000
Goodwill	4,214,714
Intangible assets, net	412,947
Other non-current assets	565,222
Total Other Assets	$ 6,037,883

TOTAL ASSETS	$16,927,955
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 831,211
Obligations under capital lease	20,214
Long term debt, current portion	676,222
Long term debt-related party, current portion	238,439
Trade accounts payable	587,899
Reserve for settlements	1,829,679
Accrued expenses	498,390
Other current liabilities-related party	370,822
Total Current Liabilities	5,052,876

Long-term Liabilities:
Accrued liabilities, long term	$ 193,045
Obligations under capital lease, net of current	76,743
Long term debt, net of current portion	2,934,000
Long term debt-related party, net of current portion	999,400
Total Long-term Liabilities	4,203,188
Total Liabilities	$ 9,256,064

Commitments and Contingencies
Capital Leases payable	135,163

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,187,283 shares)	10,177
Additional paid-in-capital	23,829,049
Treasury stock – 1,989,607 shares, at cost	(2,536,649)
Stock subscription receivable	(31,360)
Accumulated other comprehensive income	(123,170)
Accumulated deficit	(13,611,319)
Total Stockholders' Equity	$ 7,536,728
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,927,955

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001
REVENUES:
Entertainment	$ 6,244,375	$6,778,771
Amusements	1,081,502	1,397,464
Hospitality & Other	4,086,843	2,415,665
TOTAL REVENUES	11,412,720	10,591,900

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	3,513,336	2,388,472
Rent and utilities ($20,748 and $20,748, respectively to related parties)	2,117,029	1,767,055
Other direct operating costs	2,994,865	2,497,052
Depreciation and amortization	1,002,717	1,666,846
Goodwill impairment	1,717,337	-0-
License expense	150,498	45,036
TOTAL COSTS AND EXPENSES	11,495,782	8,364,461

GROSS MARGIN	(83,062)	2,227,439

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	1,095,383	706,887
Legal and accounting fees	375,796	178,689
Depreciation and amortization	110,083	71,375
Other general and administrative ($0 and $36,000 to related parties)	512,132	490,497
Provision for doubtful accounts and write-offs	121,805	---
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,215,199	1,447,448

OPERATING INCOME (LOSS)	(2,298,261)	779,991
OTHER INCOME AND EXPENSES:
Interest and investment income	271,888	277,644
Interest expense ($131,289 and $52,465 respectively to related parties)	(342,703)	(164,032)
Gain (loss) on sale of fixed assets and intangibles	(36,679)	359,537
Gain (loss) on sale of investment assets	(59,069)	142,187
Write-off of abandoned assets	---	(15,602)
Gain on settlement with a related party, net of legal expenses of $3,349	---	75,151
Reserve for legal settlements	(157,500)	---
Other income and (expense)	(18,244)	(11,750)
TOTAL OTHER INCOME AND EXPENSES	(342,307)	663,135

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,640,568)	1,443,126
PROVISION FOR INCOME TAXES	60,829	114,903
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN	$(2,701,397)	$1,328,223
Extra-ordinary gain on settlement with equipment lessors, net of income taxes of $0 and $10,308 respectfully	---	204,639
NET INCOME (LOSS)	$(2,701,397)	$1,532,862
OTHER COMPREHENSIVE INCOME (LOSS), Net of Tax of $0 and $0
Unrealized loss on available for sale securities of $185,954 in 2002 and gain of $7,617 for 2001, less reclassification adjustments for net loss of $55,167 for 2002 and net gains of $11,654 for 2001 respectively	(130,787)	(4,037)
NET COMPREHENSIVE INCOME (LOSS)	$(2,832,184)	$1,528,825

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Years Ended December 31,
	2002	2001
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary gain	$ (.33)	$ .17
Basic extraordinary gain on settlement with equipment lessors	---	.02
Basic earnings (loss) per share	$ (.33)	$ .19

Diluted earnings (loss) per share before extraordinary gain	$ (.33)	$ .16
Diluted extraordinary gain on settlement with equipment lessors	---	.02
Diluted earnings (loss) per share	$ (.33)	$ .18

Weighted average shares outstanding – basic	8,116,062	7,967,891

Weighted average shares outstanding – diluted	8,258,330	8,127,315

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	-Common Stock-		Additional Paid-in	Treasury	Subscriptions	Accumulated	Accumulated Other Comprehensive
Description	Shares	Value	Capital	Stock	Receivable	Deficit	Income	Total
Balance at December 31, 2000	8,019,624	$10,177	$23,715,699	$(2,690,808)	$0	$(12,442,784)	$11,654	$8,603,938
Issuance of treasury stock pursuant to employee and director compensation plan-net of $4,000 fees	29,139		20,190	36,556				56,746

Issuance of treasury stock pursuant to Acquisition of Word of Mouth business	57,692		46,827	73,173				120,000

Repurchase of common stock under stock buyback program	(20,400)			(33,575)				(33,575)

Receipt of treasury shares as provision of legal settlement	(80,000)			(144,000)				(144,000)

Comprehensive income (loss) for the year ended 12/31/01							(4,037)	(4,037)

Net income for the year ended 12/31/01						1,532,862		1,532,862

Balance at December 31, 2001	8,006,055	10,177	23,782,716	(2,758,654)	0	(10,909,922)	7,617	10,131,934

Issuance of treasury stock for director compensation	7,500		5,175	9,075				14,250

Issuance of treasury stock under deferred compensation plan	25,000		(16,006)	30,250				14,244

Issuance of treasury stock pursuant to Acquisition of El Bingo Grande business	5,000		(450)	6,050				5,600

Issuance of treasury stock pursuant to 401(K) match and profit sharing	49,425		46,300	60,457				106,757

Issuance of treasury stock for cash under employee stock purchase plan and employee 401k deferrals	94,303		11,314	116,173	(31,360)			96,127

Comprehensive loss for the year ended 12/31/02							(130,787)	(130,787)

Net loss for the year ended 12/31/02						(2,701,397)		(2,701,397)

Balance at December 31, 2002	8,187,283	$10,177	$23,829,049	$(2,536,649)	$(31,360)	$(13,611,319)	$(123,170)	$ 7,536,728

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,701,397)	$1,532,862
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and goodwill impairment	2,830,137	1,738,221
Bad debt allowance and write-off of uncollectible note receivable	121,805
Loss on and disposal of fixed and intangible assets	36,679	15,602
(Gain) loss on sales of investment assets	59,069	(142,187)
(Gain) on disposal of property and equipment	---	(359,537)
Extra-ordinary (gain) on settlement with equipment lessors	---	(204,639)
Compensation and benefits paid with treasury stock	121,007	56,746
Gain on receipt of treasury stock	---	(75,151)
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	225,283	(723,186)
Prepaid expenses and other assets	(105,213)	(309,747)
Trade accounts payable	178,338	189,354
Accrued expenses and other liabilities	375,825	328,010
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,141,533	2,046,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	---	(1,550,303)
Proceeds from sales of equity securities	547,192	752,166
Purchase of property and equipment	(1,629,306)	(3,473,718)
Collections (issuance) of notes receivable	49,839	(845,000)
Purchase of goodwill/intangibles	(74,448)	(544,930)
Purchase of bingo licenses	-0-	(140,000)
Proceeds from sale of property and equipment	7,001	622,157

NET CASH USED IN INVESTING ACTIVITIES	(1,099,722)	(5,179,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and capital leases	(1,299,799)	(700,600)
Proceeds from notes payable	394,499	1,319,500
Proceeds from issuance of treasury stock	96,127	-0-
Purchase of treasury stock	---	(33,575)

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(809,173)	585,325

NET DECREASE IN CASH AND CASH EQUIVALENTS	(767,362)	(2,547,955)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	956,417	3,504,372

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 189,055	$ 956,417

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$ 378,233	$ 149,521

Income taxes	$ 109,657	$ 69,192

Non-cash transactions:

Stock for compensation	$ 121,007	$ 56,746

Acquisition of property and equipment in exchange for notes payable	$1,274,579	$1,535,236

Forgiveness of debt with equipment lessors	$ ---	$ 204,639

Acquisition of intangibles in exchange for treasury stock	$ 5,600	$ 120,000

Receipt of treasury stock in legal settlement	$ ---	$ 144,000

Acquisition of intangibles in exchange for notes payable	$1,300,000	$ 0

Acquisition of equipment under capital lease	$ 100,096	$ 0

Issuance of treasury stock under deferred compensation plan	$ 14,244	$ 0

See notes to consolidated financial statements.

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment:

The cost of equipment, furniture and fixtures is depreciated over the estimated useful lives of the assets ranging from two to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives. The buildings are amortized over forty years, which approximates their estimated useful lives. Building improvements are amortized over their estimated useful lives ranging from seven to forty years. Upon sale, retirement or abandonment of assets, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in income. Repairs and maintenance expenses, which do not extend asset lives, are expensed as incurred.

Investments:

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s securities are considered available for sale and are valued at fair value for financial statement purposes. Fair value is based on quoted market prices. The Company uses the average cost method for determining the cost basis on realized gains and losses of investments. The unrealized holding gain or loss represents the net change in the fair value of those securities and is shown in other comprehensive income.

Advertising:

Advertising costs are expensed when incurred or the first time the advertising takes place. During 2002 and 2001, the Company had advertising expenses of $178,840 and $240,875, respectively. At December 31, 2002 the Company had prepaid advertising costs of $18,313.

Goodwill and Intangible Assets:

Intangible assets, which primarily consist of goodwill, bingo licenses and non-compete covenants resulting from the acquisition of bingo entities or Hospitality companies, are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their recorded values. Goodwill, which represents the excess of the cost of assets acquired over the fair market value of those tangible assets on the date of their acquisition, was amortized over various periods ranging from three to fifteen years in 2001 only, consistent with the estimated useful life of the goodwill. Under Statement on Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, shall not be amortized, but shall be reviewed for impairment in value. For 2002, goodwill and intangible assets with indefinite lives are no longer amortized. Non-complete covenants are amortized over the periods of the stated benefits, ranging from one to five years, and are monitored for contractual compliance. If the projected undiscounted future cash flows related to the intangible assets are less than the recorded value, the intangible asset is written down to fair value.

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

(iii) Other:

Other revenues are earned from party and tent rentals, catering services and event planning fees, concessions, vending machines, bingo supplies, and other sources.

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

Per Share Data:

Basic earnings (loss) per share of common stock is calculated by dividing income (loss) from continuing operations by the weighted average number of common shares actually outstanding during each period. Diluted earnings (loss) per share of common stock is calculated by dividing net income (loss) by the fully diluted weighted average number of common shares outstanding during each period, which includes dilutive stock options and convertible shares. Because of the net loss for the year, no shares resulting from the assumed exercise of options or warrants are added to the denominator because the inclusion of such shares would be antidilutive.

Stock Based Compensation:

The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) requires companies that continue to use APB 25 to account for its stock-based compensation plan to make proforma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied. Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

		2002	2001
Net income (loss)	As reported	$(2,701,397)	$1,532,862
	Proforma	$(2,762,958)	$1,521,697

Basic earnings (loss) per share	As reported	$(.33)	$.19
	Proforma	$(.34)	$.19

Diluted earnings (loss) per share	As reported	$(.33)	$.18
	Proforma	$(.34)	$.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were for grants in 2002; dividend yield of 0%, expected volatility of 80%, risk free interest rates of 5.0%, and an expected life of approximately 10 years. The following assumptions were for grants in 2001; dividend yield of 0%, expected volatility of 80%, risk free interest rates of 6.5%, and an expected life of 8 years. The following assumptions were used for grants in 1999; dividend yield of 0%, expected volatility of 80%, risk free interest rates estimated at 6.125%, and an expected life of 6.5 years. The following assumptions were used for grants in 1998; dividend yield of 0%, expected volatility of 84%, risk free interest rates estimated at 6%, and an expected life of 3 years.

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

Statement of Financial Accounting Standards No.141 “Business Combinations” requires that the purchase method be used for business combinations initiated after June 30, 2001. The Company uses the purchase method for all our business combinations; therefore, the adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies will be Jan. 1, 2002. However, it is also effective on acquisitions initiated after July 1, 2001, which included our acquisition of Premiere Party Rental and Word of Mouth Catering. Therefore, no amortization expense was recognized for these two companies in 2001, but a goodwill impairment adjustment of a significant amount was deducted in 2002 for these two companies. The Company will continue to review the impairment of all of our intangible assets on an annual basis.

In September 2001, the FASB issued Statement 143, “Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company’s fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Statement will be effective for the Company’s fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In April 2002, the FASB issued Statement 145, Recision of FASB Statements, 4, 44 and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In October 2002, the FASB issued Statement 147, “Acquisitions of Certain Financial Institutions”. This Statement will be effective October 1, 2002, but will have no effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Calendar year end companies must follow a prescribed format and provide additional disclosures in the December 31, 2002 annual reports.

NOTE 2 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS

On October 21, 1999 the South Carolina Supreme Court held that a referendum on video gaming was unconstitutional. The decision effectively caused an end to video gaming in South Carolina on June 30, 2000. As a result, the Company was able to restructure approximately $1,041,000 in notes and capital lease payables for approximately one-half of the total amount during 2001. An additional $135,000 is still under negotiation.

In the third quarter of 2001, two companies were purchased for the Hospitality division, Premiere Party Rental and Word of Mouth Custom Catering, for a combined total of $2,600,000. The number of shares issued for the Word of Mouth purchase was 57,692 for the amount of $120,000, which represents $2.08 per share. The purchase method of accounting was used for both acquisitions. The Company’s results of operations include Premiere Party Rental from July 18, 2001 through December 31, 2001, and Word of Mouth from August 23, 2001 through December 31, 2001. Because the acquisitions were made after June 30, 2001, no plan for amortization of goodwill was made in 2001. Rather SFAS 142 applies, so that amounts were not amortized but evaluated for impairment. As part of the purchase agreements, the Company has entered into three year employment agreements with three individuals. Should the Company terminate the employment agreement without cause the Company would be liable for salary compensation and the cash value of the Company paid portion of any insurance coverage owed for the remaining term of employment. At December 31, 2002, total annual salary expense under these agreements approximates $200,000. The following is a table representing supplemental, pro-forma information containing the results of operations for 2001, as though the purchased enterprises had been combined at the beginning of each period.

2001
Revenues	$13,199,459
Net (loss) income before extra-ordinary items	1,415,183
Net (loss) income	1,619,822
Earnings (loss) per share-basic	$ .20

Also in the third quarter of 2001, the Company purchased the shopping center where the Company has a bingo hall in Abilene, Texas.

In the fourth quarter of 2001, a new bingo hall was opened in Amarillo, Texas, and two new “C” halls were opened in Charleston, South Carolina.

In the first quarter of 2002, two new halls were opened, a “C” hall in Columbia, South Carolina, and a “B” hall in Georgetown, South Carolina.

In the third quarter of 2002, a bingo hall was acquired in McAllen, Texas, along with the underlying real estate for a total of $2.9 million. The assets of the business were acquired for $1,405,600 which included a bank loan of $850,000 at prime rate (floating) for a period of five years, a seller financed note for $550,000, at 7% (fixed) for four years, and 5,000 shares of stock issued at $1.12 per share. The underlying real estate was obtained by assuming a second lien note for $595,000 at 8% (fixed) for approximately eight years and a bank loan of $680,000 at prime rate (floating) for twenty years with a ten year balloon payment. The Company used $225,000 in cash for the remaining amount of the purchase price. In summary, approximately $1,500,000 of real estate was purchased, $12,500 of furniture and fixtures, $50,000 for the bingo grandfather license, and the remaining purchase price of approximately $1,319,000 was allocated to goodwill. The purchase was made on August 2, 2002, therefore, approximately five months of operations have been included in the Company’s consolidated statement of operations.

Also, in the third quarter, our new start up hall, Triple City Bingo, opened in Pharr, Texas (near McAllen).

In the fourth quarter, we opened a new “C” hall in Charleston, South Carolina and another “C” hall in Greenville, South Carolina.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 consists of the following:

Land	$ 931,724
Buildings	3,415,351
Building and leasehold improvements	4,173,484
Bingo, amusement machines and rental equipment	2,137,330
Equipment, furniture and fixtures	2,326,636
Automobiles	548,975
13,533,500
Less: Accumulated depreciation and amortization	(4,653,683)

Property and equipment, net	$ 8,879,817

Depreciation and amortization expense charged to operations for the years ended December 31, 2002 and 2001 was $1,112,800 and $1,016,395 respectively.

NOTE 4 -GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2002 is as follows:

	Gross Carrying Amount	Accumulated Amortization
Goodwill	$6,995,714	$(2,781,000)	$4,214,714

	Entertainment	Hospitality
Balance at December 31, 2001	$2,524,188	$2,024,114	$4,548,302
Goodwill acquired during the year	1,319,142	10,906	1,330,048
Reclassification from prior year	-0-	53,701	53,701
Impairment losses	-0-	(1,717,337)	(1,717,337)
Balance at December 31, 2002	$3,843,330	$ 371,384	$4,214,714

Intangible assets at December 31, 2002 consists of the following:

	Gross Carrying Amount	Accumulated Amortization
Intangible Assets with Indefinite Lives:
Bingo licenses	$ 387,745	---	$387,745

Intangible Assets with Finite Lives:
Covenants not to compete	$210,000	$(210,000)
Capitalized acquisition costs related to note receivable	50,950	(25,748)	25,202
Intangible Assets, Net of Accumulated Amortization			$412,947

During the year ended December 31, 2002 the Company purchased goodwill in the amount of $1,330,048 and bingo licenses in the amount of $50,000.

Future amortization on intangible assets with finite lives is approximately $18,000 in 2003 and $7,000 in 2004.

Amortization expense charged to operations for the years ended December 31, 2002 and 2001 was $0 and $721,826, respectively. Goodwill impairment in 2002 was $1,717,337 (see note 5).

	For the Year Ended December 31,
Net Income (Loss)	2002	2001
Reported net income (loss) before extraordinary gain	$(2,701,397)	$1,328,223
Extraordinary gain on settlement with equipment lessors	---	204,639
Net income (loss) after extraordinary gain	$(2,701,397)	$1,532,862
Add back: Goodwill amortization		670,179
Add back: License amortization		25,981
Adjusted Net Income (Loss)	$(2,701,397)	$2,229,022

	For the Year Ended December 31,
Basic earnings per share:	2002	2001
Reported Net Income (Loss) before extraordinary gain	$(.333)	$.167
Extraordinary gain on settlement with equipment lessors	---	.026
Net income (loss) after extraordinary gain	$(.333)	$.193
Add back: Goodwill amortization		.084
Add back: License amortization		.003
Adjusted Net Income (Loss)	$(.333)	$.280

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

	For the Year Ended December 31,
Diluted earnings per share:	2002	2001
Reported Net Income (Loss) before extraordinary gain	$(.333)	$.163
Extraordinary gain on settlement with equipment lessors	---	.025
Net income (loss) after extraordinary gain	$(.333)	$.188
Add back: Goodwill amortization		.082
Add back: License amortization		.003
Adjusted Net Income (Loss)	$(.333)	$.273

NOTE 5 - WRITE-OFFS AND CHARGES

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets”(“SFAS 142”), the Company recognizes impairment losses when facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is recognized and measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.

For the year ended December 31, 2002, the Company evaluated the carrying value of goodwill and determined that goodwill associated with the hospitality division was impaired. The Company wrote down the carrying value of goodwill associated with the hospitality division and charged earnings $1,717,337. A similar method of valuation used when purchasing the companies was used to determine the impairment amount. The Company used a valuation of two to fives time the trailing twelve months cash flow when acquiring the companies. Because the trailing twelve months cash flow in the current year was negative a weighted average for the prior five years was used instead, with the most recent years being weighted the heaviest. Once the total value was determined, the original amounts allocated to fixed and other tangible assets was deducted from this total value and the remaining amount compared to the carrying book value of the goodwill at December 31, 2002.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable at December 31, 2002 consist of the following:

Installment note payable to a bank, due on demand. The note accrues interest at prime plus 1.5% with monthly payments of principal and interest of $20,003, maturing May 2004, secured by a note receivable with an underlying deed of trust securing the note receivable and personal guaranty of CEO/President of the Company	$342,086

Installment note payable to a bank, due in monthly installments of $3,121, including interest at 7.75%, due on demand or December 2005, secured by furniture and fixtures	68,104

Note payable to a financial institution, accruing interest at twelve month LIBOR rate plus 2%, principal and interest due on demand or July 2003, secured by investments	421,021
$831,211

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

At December 31, 2002, the Company was in violation of a financial covenant under two loan agreements with a bank. The bank has not waived the violation and as a result the entire balance due under these loans is shown as current.

Long-term debt at December 31, 2002 consist of the following:

Mortgage note payable to a bank, due in quarterly installments of approximately $61,000, including interest at prime plus 1%, maturing June 2006, secured by real estate	$ 592,788

Mortgage note payable to a third party, due in monthly installments of $8,563, including interest at 9% maturing August 2006, secured by a deed of trust on the real estate	313,732

Mortgage note payable to a bank, due in monthly installments of $4,368, including interest at the prime rate, maturing August 2012, secured by a deed of trust on the real estate	668,148

Mortgage note payable to a third party, due in monthly installments of $5,578, including interest at 8% maturing July 2010, secured by a second lien on the real estate	585,234

Installment note payable to a bank, due in monthly installments of $15,916, including interest at the prime rate, maturing August 2007, secured by a second lien on the Company’s corporate headquarters, a third lien on real estate, the business’ bingo license, a $200,000 certificate of deposit and a personal guarantee by the Company’s president & CEO for $270,000.	802,981

Installment note payable to a third party, due in monthly installments of $13,170, including interest at 7%, maturing August 2006, secured by bingo hall business	512,775

Installment note payable to a third party, due in monthly installments of $660, including interest at 8.99%, maturing December 2005, secured by an automobile	20,615

Installment note payable to a third party, due in monthly installments of $984, including interest at 9%, maturing May 2004, secured by an automobile	16,642

Installment note payable to a third party, due in monthly installments of $758, including interest at 0%, maturing September 2006, secured by an automobile	34,111

Installment note payable to a third party, due in monthly installments of $767, including interest at 5.9%, maturing January 2005, secured by an automobile	17,945

Installment note payable to a third party, due in monthly installments of $527, including interest at 5.9%, maturing March 2007, secured by an automobile	23,244

Installment note payable to a third party, due in monthly installments of $895, including interest at 4.9%, maturing February 2005, secured by an automobile	22,007
3,610,222
Less current maturities	(676,222)
Long-term debt, net of current portion	$2,934,000

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

Long-term debt related party at December 31, 2002 consists of the following:

Note payable to a related party, accruing interest at 8%. Interest due annually and principal due at maturity, July 2004, secured by a letter of credit, which is secured by a $300,000 personal guaranty of CEO/President of the Company and a note receivable
$ 500,000

Installment note payable to a related party, due in quarterly installments of $31,250, plus interest at 8%, maturing July 2005, secured by cash flow from the acquired business	343,750

Installment note payable to a related party, due in quarterly installments of $12,500, plus interest at 8%, maturing August 2005, unsecured	137,500

Installment note payable to a related party, due in quarterly installments of $12,500, plus interest at 8%, maturing August 2005, unsecured	137,500

Installment note payable to a related party, due in monthly installments of $1,531, including interest at 6.00%, maturing September 2003, secured by an automobile	13,439

Installment note payable to a related party, due in monthly interest only installments of $594 at 6.75%, with a balloon payment on July 2006	105,650

1,237,839
Less current maturities	(238,439)

Long-term debt, related party, net of current portion	$ 999,400

Principal payments on notes payable and long-term debt for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,
2003	$1,745,872
2004	1,406,175
2005	815,841
2006	507,321
2007	187,616
Thereafter	1,016,447
$5,679,272

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into obligations under capital leases totaling $1,063,811 prior to 1999. The capital lease obligations are due in monthly and quarterly installments ranging from $991 to $19,150, including interest at 11.67% to 11.85%, and final maturity of July 2001. All payments on these leases were stopped in December of 1999 when the Company attempted to enter into settlement negotiations with the lessors. The remaining amount due under the leases, net of interest of $18,835, was $135,163. As of the report date, no effort has been made to collect on these by the lessors in over a year. All fixed assets regarding capital leases were disposed of during 2001; therefore, there is no accumulated amortization on fixed assets related to these capital leases at December 31, 2001.

The Company entered into a capital lease in November 2002 totaling $131,934 with monthly payments of $2,749 including interest at 14.25% annual rate. The equipment is included in property and equipment at December 31, 2002 at a cost of $100,096 and accumulated amortization of $0.

Future minimum payments due under capital lease obligations are as follows:

Years Ending December 31, 2002

Total future minimum lease payments	$281,604

Less amount representing interest	(49,484)

Present value of minimum lease payments	232,120

Less current installments	(20,214)

Obligations under capital leases, net of current portion	$211,906

Principal payments on capital leases for each of the next five fiscal years are as follows:

Future Maturities
2003	$ 20,214
2004	23,294
2005	26,844
2006	26,605
96,957
Commitments and Contingencies – 2004	135,163
$232,120

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.

The carrying amount and fair value of notes receivable capital leases payable and notes payable at December 31, 2002 are as follows:

	Carrying Amount	Fair Value
Notes receivable	$ 845,000	$ 845,000
Capital leases payable	232,120	232,120
Notes payable	5,679,272	5,679,272

The fair values of the Company’s fixed rate notes receivable, capital leases payable and notes payable have been estimated based upon relative changes in the Company’s borrowing rates since origination of the fixed rate debt.

NOTE 9 - INCOME TAXES

A reconciliation of the expected federal income tax (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 2002 and 2001 is as follows:

	2002	2001
Expected income tax (benefit)	$(918,475)	$574,819
Amounts not deductible for federal income tax purposes	6,434	4,320
State income taxes, net of federal income tax	60,829	88,705
Change in valuation allowance	912,041	(542,633)
	$ 60,829	$125,211

The provision for income taxes consists of the following:
	2002	2001
Current year income taxes:
Federal	$ -0-	$312,093
State	60,829	45,896
Deferred income taxes:
Federal	-0-	(204,157)
State	-0-	(28,621)
	$60,829	$125,211

Deferred tax assets and liabilities as of December 31, 2002 are as follows:

Current deferred tax asset	$ ---
Current deferred tax liability	---
Valuation allowance for current deferred tax asset	---
Net current deferred tax asset	$ ---

Non-current deferred tax asset	$4,737,689
Non-current deferred tax liability	---
Valuation allowance for non-current deferred tax asset	(4,737,689)
Net non-current deferred tax asset	$ -0-

The non-current deferred tax asset results from differences in amortization of the non-compete agreements, and asset write-off and reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses.

At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4.7 million that begin expiring in the year 2009. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company has acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 14). The average price to repurchase these shares was $1.08 and at December 31, 2002 the Company holds 1,989,607 treasury shares.

In 2001, the Company acquired 20,400 shares at a cost of $33,575. Also in 2001, the Company acquired 80,000 shares in settlement of a lawsuit at a value of $144,000. The Company did not acquire any shares during 2002.

In 2002, the Company issued 7,500 shares of treasury stock as compensation for directors at a cost of $14,250. The Company issued 25,000 shares of treasury stock as deferred compensation at a cost of $14,244 and 49,425 shares of treasury stock as profit sharing and matching contributions under the 401k plan at a cost of $106,757. The Company issued 94,303 shares for cash and subscriptions receivable at a cost of $96,127. The Company also issued 5,000 shares of treasury stock as part of the purchase price of El Bingo Grande at a cost of $5,600.

NOTE 11 - EARNINGS PER SHARE

A reconciliation of basic to diluted earnings (loss) per share is as follows:

	2002		2001
Numerator:	Basic	Diluted	Basic	Diluted
Net income (loss) before extraordinary gain	$(2,701,397)	$(2,701,397)	$ 1,328,223	$ 1,328,223
Extraordinary gain on settlement with equipment lessors	---	---	204,639	204,639
Net income (loss) available to common stockholders	$(2,701,397)	$(2,701,397)	$1,532,862	$1,532,862
Denominator:
Weighted average shares outstanding	8,116,062	8,116,062	7,967,891	7,967,891
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	---	---	159,424
Weighted average shares outstanding	8,116,062	8,116,062	7,967,891	8,127,315
Earnings (loss) per share before extraordinary item	$ (.33)	$ (.33)	$ .17	$ .17
Extraordinary gain on settlement with equipment lessors	---	---	.02	.02
Earnings (loss) per share	$ (.33)	$ (.33)	$ .19	$ .19

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock options. At December 31, 2002, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,000,000 common shares over ten years from the date of each plan’s approval. At December 31, 2002, a total of 687,000 options are outstanding under these plans. An additional 100,000 options for shares are outstanding to non-employees outside of these plans as of the end of 2002.

	Employee Stock Plans		Other Compensatory		Combined Total
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options
Outstanding at 12/31/00	757,100	$3.08	100,000	$3.88	857,100
Granted	143,000	-0-			143,000
Forfeited	(280,600)	(2.60)	---	---	(280,600)
Outstanding at 12/31/01	619,500	$2.58	100,000	$3.88	719,500
Granted	267,500.59				267,500
Exercised	(25,000)	(.57)			(25,000)
Forfeited	(175,000)	(3.74)	---	---	(175,000)
Outstanding at 12/31/02	687,000	$1.60	100,000	$3.88	787,000

The fair value of options issued during 2002 and 2001 were $132,000 and $308,880, respectively.

The following table summarizes information about options outstanding at December 31, 2002 and 2001 under the Employee Stock Plan:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2002:	$-0---$3.75	687,000	5.5 years	$1.60	533,875	$1.90
2001:	$-0---$5.00	619,500	2.3 years	$2.58	619,500	$3.05

The following table summarizes information about other compensatory stock options outstanding at December 31, 2002 and 2001:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2002:	$3.88	100,000	1.1 years	$3.88	100,000	$3.88
2001:	$3.88	100,000	2.1 years	$3.88	100,000	$3.88

NOTE 13 - RELATED PARTY TRANSACTIONS

In March 1998 the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. This note payable was due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the years ended December 31, 2002 and 2001, the Company recognized $643 and $7,868 of interest expense to this obligation. This note has been paid in full.

In July 2001, the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note is due and payable in full, at maturity, July 2004. Interest is due annually and accrues interest at 8%. The second note is secured by a $300,000 personal quantity of the President of the Company and a note receivable. For the years ended December 31, 2002 and 2001, the Company recognized $72,300 and $36,383 of interest expense related to these obligations.

In August 2001, the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the year ended December 31, 2002 and 2001, the Company recognized $25,500 and $11,485 of interest expense related to these obligations.

In September 2001, the Company acquired an automobile from a current employee. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $34,540 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $1,531, with an interest rate of 6% and a maturity date of September 2003. For the year ended December 31, 2002 and 2001, the Company recognized $1,361 and $498 of interest expense related to this obligation.

In June 2000, the Company entered into a warehouse lease agreement for 12,000 sq. ft. of storage space with a partnership owned by two Company employees. The lease had a two-year term at a rate of $1,729 per month. The lease is currently on a month-to-month basis. The warehouse is being used to store amusements machines that the Company was forced to move out of South Carolina, as discussed earlier, and as a technical center to deploy amusement machines in other jurisdictions.

The Company sub-leased office space for its corporate headquarters in Austin, Texas from a major shareholder, director and officer of the company for approximately 6 months in 2001, until the Company purchased its current corporate headquarters building in central Austin. The amount paid in 2002 and 2001 was approximately $0 and $36,000 respectively.

The President and CEO of the Company has personally guaranteed three notes payable to a third party lender, in the total amount of $1,122,500. See also Note 6. The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President’s bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a current accrued liability -related party.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment.

NOTE 14 -– COMMITMENTS AND CONTINGENCIES

(a) Operating Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

Year Ending December 31,	Minimum Rentals
2003	$1,384,490
2004	1,243,400
2005	1,115,424
2006	845,275
2007	475,816
Thereafter	1,410,883
Total minimum annual rentals	$6,475,288

Rent expense for the years ended December 31, 2002 and 2001 amounted to approximately $1.6 million and $1.6 million, respectively.

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

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the
Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed. We are currently applying for a re-hearing with the appellate court and still have the option to appeal to the South Carolina Supreme Court. In addition we are in negotiations with the plaintiff on paying out the judgment award over several years. The total amount of the award was accrued for in the financial statements in 2000, and the actual damages of $157,000 were paid in 2001.

Berkeley Square Limited Partnership v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-1913, South Carolina Court of Common Pleas, Berkeley County. On January 18, 2001, a lawsuit was filed for unpaid rents under a commercial lease of which the Company is a tenant on the lease, which expires June 2003. The leased premises had been used as the location of Ponderosa Bingo in Goose Creek, South Carolina. Because of construction projects at the Berkeley Square shopping center in the year 2000, tenants were denied the full use of the property. Ponderosa Bingo was subsequently moved to a new location in November 2000 and rent payments were terminated as of September 2000. The Company had asserted counterclaims against Berkeley Square Limited Partnership for loss of profits and other damages, and this case was settled for $10,000 in late 2002.

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

Montgomery County Sheriff’s Dept. et al. v. Good Times, et.cl. Circuit Court of Montgomery County, Alabama, Case No. CV-01-2164; This case involves a claim for declaratory judgment filed by the Sheriff of Montgomery County to determine the applicability of certain laws and regulations regarding the operation of bingo in Montgomery County, Alabama and was filed in July of 2001. This suit was settled in the Company’s favor in 2002.

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

(d) Concentration of Credit Risk:

The Company maintains its cash in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2002, cash in banks exceeded FDIC coverage by approximately $35,000.

(e) Certificate of Deposit-Pledged:

Included in other non-current assets is collateral for long-term debt in the form of a certificate of deposit in the amount of $200,000.

(f) Letter of Credit

The Company has secured a note payable to an individual with an unsecured letter of credit with a bank in the amount of $200,000.

(g) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was installed in 2001. Employees are allowed to defer up to 15% of their wages, tax deferred, for retirement purposes. The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management. At December 31, 2002 and 2001, the Company paid $106,757 and $0, respectively, into the Plan.

(h) Employee Stock Purchase Plan

During 2002, the Company implemented the 2002 Employee Stock Purchase Plan to allow employees of Littlefield Corporation and any subsidiaries to acquire stock ownership in the Company. The Company has reserved 250,000 shares under this plan. Offering of shares under this plan will commence 1) on the first day of each fiscal year and will end on the last day of the fiscal year or 2) at the sole discretion of the administrators. Any offerings that remain unsold during the offering period shall expire and shall be made available for grant in future offering periods. Eligible employees shall elect to make contributions between 1% and 10% of gross compensation. The exercise price of any shares purchased by a participant shall be at eighty-five (85%) of the lower of the fair market value of the common stock on the date of the grant or date of exercise. During the year ended December 31, 2002, participants subscribed or purchased 50,224 shares of stock at cost of $66,798. At December 31, 2002 the Company has a subscription receivable from participants in the amount of $31,360. However, this amount was for stock purchased in 2001 under the Amended 1995 Employee Stock Purchase Plan.

(i) The Company has entered into three-year employment agreements with three individuals. Should the Company terminate the employment agreements without cause, the Company would be liable for salary compensation and the cash value of the Company paid portion of any insurance coverage owed for the remaining term of employment. At December 31, 2002, total annual salary expense under these agreements approximates $200,000.

NOTE 15 - SEGMENTS

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

A summary of the segment financial information reported to the CODM is as follows:

	Year Ended December 31, 2002
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$6,244,375	$1,081,502	$4,079,640	$ 7,203	$ 11,412,720
Depreciation and amortization	423,138	285,247	294,332	110,083	1,112,800
Goodwill impairment	---	---	1,717,337		1,717,337
Segment profit (loss)	1,925,008	139,949	(2,224,608)	(2,541,746)	(2,701,397)
Segment Assets	19,883,419	304,793	2,156,050	(5,416,307)	16,927,955

	Year Ended December 31, 2001
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$6,778,771	$1,397,464	$2,422,563	$ (6,898)	$ 10,591,900
Depreciation and amortization	1,127,955	363,822	175,062	71,382	1,738,221
Segment profit (loss)	2,184,540	602,522	(237,425)	(1,016,775)	1,532,862
Segment Assets	16,242,346	3,658,809	4,189,730	(6,877,018)	17,213,867

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, and corporate capital expenditures to reconcile segment balances to consolidated balances. The majority of these adjustments on the expense side are related to the corporate overhead expenses which totaled $2,012,748 in 2002 and $1,429,320 in 2001. The corporate overhead in 2002 includes a $300,000 performance bonus paid to the President and CEO for 2001 performance. In 2001, there were two large income items related to selling amusement machines for a gain of about $500,000 and an extraordinary gain on settlement of debt for approximately $204,000.

NOTE 16: INVESTMENTS

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company’s investments consist of the following:

	2002
	Basis	Fair Value	Unrealized Gain (Loss)
Mutual Funds	$960,569	$837,399	$(123,170)
Total	$960,569	$837,399	$(123,170)

These securities are considered available for sale, as defined by SFAS No. 115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:

2001
Unrealized holding gain (loss) recognized as of year end	$(130,787)
Gain (loss) recognized in prior year earnings	7,617
Unrealized holding gain (loss) on investments available for sale	$(123,170)

The Company sold certain securities available for sale during 2002. The Company received $548,334 for these securities and a net loss of $55,167 was recognized during 2002.

NOTE 17: EXTRAORDINARY GAIN

During the year ended December 31, 2001, the Company was able to negotiate the reduction of several notes payable by $214,947 resulting in an extraordinary gain net of income taxes of $204,639 to the Company.

NOTE 18 - SUBSEQUENT EVENTS

The Company entered into another capital lease payable for $75,691 in January 2003. There are 48 payments at 14.95% annual interest rate with a $1.00 buyout option at the end of the lease.

In January 2003, the County of Montgomery issued an order declaring the arcade machines as illegal and ordered them shut down and all machines removed from the county on or before January 31, 2003. Although this order is currently being challenged and a temporary restraining order is trying to be obtained, the Company removed all the machines and is planning to sell them to a third party and discontinue this line of business.

Littlefield Corporation
2501 North Lamar Boulevard
Austin, Texas 78705
www.littlefield.com