Form 10QSB
period 2003-03-31
LITTLEFIELD CORP
filed 2003-05-13
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2003

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
YES [ X ] NO [ ]

As of May 14, 2003, the Issuer had 8,272,379 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Littlefield Corporation

FORM 10-QSB
For the quarter ended March 31, 2003

INDEX

Part I. Financial Information

Item 1.	Financial Statements

a)	Consolidated Statements of Operations for the Three
	Months Ended March 31, 2003 and 2002	2

b)	Consolidated Balance Sheet as of March 31, 2003	3

	Consolidated Statements of Cash Flows for the Three
c)	Months Ended March 31, 2003 and 2002	5

d)	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	14

Part II. Other Information
	Item 1. Legal Proceedings	15

	Item 4. Items Voted on at Annual Shareholders’Meeting	15

	Item 6. Exhibits and Reports on Form 8-K	16

Signatures

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2003	2002

REVENUES:
Entertainment	$1,744,888	$1,764,193
Amusements	83,908	345,819
Hospitality	622,952	878,000
Other	1,812	1,803
TOTAL REVENUES	2,453,560	2,989,815

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	618,654	885,145
Rent and utilities ($5,307 and $5,307, respectively to related parties)	542,361	485,226
Other direct operating costs	593,311	758,489
Depreciation and amortization	208,879	248,796
License expense	26,244	35,957
TOTAL COSTS AND EXPENSES	1,989,449	2,413,613

GROSS MARGIN	464,111	576,202

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	156,680	197,093
Legal and accounting fees	63,781	38,135
Depreciation and amortization	35,798	23,742
Other general and administrative	115,045	134,864
Unusual & nonrecurring items: Provision for doubtful accounts & write-offs	---	14,720
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	371,304	408,554

OPERATING INCOME (LOSS)	92,807	167,648
OTHER INCOME AND EXPENSES:
Interest and investment income	9,030	60,317
Interest expense ($26,594 and $45,215 respectively to related parties)	(91,442)	(69,504)
Gain (loss) on fixed asset sales	36,929	(5,232)
Write-off of abandoned assets	(11,936)	---
Gain (loss) on sale of investments	(51,637)	---
Other income and (expense)	---	(6,903)
TOTAL OTHER INCOME AND EXPENSES	(109,056)	(21,322)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(16,249)	146,326

PROVISION FOR INCOME TAXES	15,000	7,277

NET INCOME (LOSS)	(31,249)	139,049

OTHER COMPREHENSIVE INCOME (LOSS)	74,009	(2,719)

NET COMPREHENSIVE INCOME (LOSS)	$42,760	$136,330

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2003	2002
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	($.004)	$.017

Diluted earnings (loss) per share	($.004)	$.017

Weighted average shares outstanding - basic	8,226,049	8,047,334

Weighted average shares outstanding - diluted	8,226,049	8,047,334

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	March 31, 2003
Cash and cash equivalents	$180,245
Accounts receivable, net of allowance for doubtful accounts of $63,923	346,181
Accounts receivable, other	210,134
Equity Securities, available for sale	440,428
Other prepaid expenses and current assets	457,764
Total Current Assets	1,634,752

Property and Equipment – at cost, net of accumulated depreciation and amortization	8,566,093

Other Assets:
Notes receivable, net of allowance for doubtful accounts	845,000
Notes receivable, accrued interest	222,603
Intangible assets, net	4,622,936
Other non-current assets	167,990
Total Other Assets	5,858,529

TOTAL ASSETS	$16,059,374

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable	$483,127
Obligations under capital lease	58,234
Long term debt, current portion	662,941
Long term debt-related party, current portion	293,750
Trade accounts payable	247,288
Reserve for settlements	1,727,500
Accrued expenses	572,413
Other current liabilities-related party	370,822
Total Current Liabilities	4,416,075

Long-term Liabilities:
Accrued liabilities, long term	193,045
Obligations under capital lease, net of current	106,037
Long term debt, net of current portion	2,767,866
Long term debt-related party, net of current portion	818,150
Total Long-term Liabilities	3,885,098
Total Liabilities	8,301,173

Commitments and Contingencies
Capital leases payable	135,163

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,272,379 shares)	10,177
Subscription receivable	(27,592)
Additional paid-in-capital	23,760,759
Treasury stock – 1,904,511 shares, at cost	(2,428,577)
Accumulated Comprehensive Income	(49,161)
Accumulated deficit	(13,642,568)
Total Stockholders' Equity	7,623,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,059,374

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months Ended March 31,	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($31,249)	$139,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,677	272,538
Loss on sales of investments	51,637	0
Loss (gain) on sales of fixed assets	(36,929)	4,193
Loss on write-off of abandoned assets	11,936	0
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	164,037	223,395
Other assets and licenses	(37,059)	(156,770)
Trade accounts payable	(340,610)	(234,231)
Accrued expenses and other current liabilities	11,624	74,768
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,064	322,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(7,041)	(603,878)
Collections of notes receivable	0	8,667
Purchase of goodwill and intangibles	0	(48,580)
Proceeds from sale of equity securities	424,781	0
Proceeds from sale of property and equipment	193,433	4,700
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	611,173	(639,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(8,377)	0
Payments on notes payable	(653,438)	(228,572)
Collections (increase) of subscribed receivables	3,768	(69,065)
Proceeds from issuance of notes payable	0	152,463
NET CASH USED IN FINANCING ACTIVITIES	(658,047)	(145,174)

NET INCREASE (DECREASE) IN CASH	(8,810)	(461,323)

CASH AT BEGINNING OF PERIOD	189,055	956,417

CASH AT END OF PERIOD	$180,245	$495,094

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months Ended March 31,	2003	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$92,958	$69,504

Income taxes	$17,500	$42,000

Non-cash transactions:

Acquisition of property and equipment in exchange for notes payable	$ 0	$152,463

Equipment purchased under capital lease	$75,691	$ 0

See notes to consolidated financial statements.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2003

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION.

The unaudited consolidated financial statements include the accounts of Littlefield Corporation and its wholly owned subsidiaries (the “Company”). The financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The financial statements contained herein should be read in conjunction with the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates. Where appropriate, items within the consolidated condensed financial statements have been reclassified to maintain consistency and comparability for all periods presented.

The operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2003

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 2003 consists of the following:

Land	$931,724
Buildings	3,451,906
Leasehold improvements	4,161,026
Rental Inventory and bingo equipment	1,483,226
Equipment, furniture and fixtures	2,295,752
Automobiles	420,884
12,744,518

Less: Accumulated depreciation and amortization	(4,178,425)

Property and equipment, net	$8,566,093

Total depreciation expense, for owned and leased assets, charged to operations for the three months ended March 31, 2003 and 2002 was approximately $240,000 and $272,000 respectively.

NOTE 3 - INTANGIBLE ASSETS.

Intangible assets at March 31, 2003 consists of the following:

Goodwill	$6,995,714
Bingo licenses	264,720
Capitalized acquisition costs related to note receivable	50,950
Covenants not to compete	385,000
7,696,384

Less: Accumulated amortization	(3,073,448)

Intangible assets, net	$4,622,936

Amortization expense charged to operations for the three months ended March 31, 2003 and 2002 was approximately $4,725 and $0 respectively.

NOTE 4 - SHAREHOLDERS’ EQUITY.

At March 31, 2003 the Company holds 1,904,511 treasury shares at an average purchase cost of $1.28.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2003

NOTE 5 – EARNINGS (LOSS) PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Three months ended March 31,	2003	2003	2002	2002
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$(31,249)	$(31,249)	$139,049	$139,049

Denominator:
Weighted average shares outstanding	8,226,049	8,226,049	8,047,334	8,047,334
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,226,049	8,226,049	8,047,334	8,047,334

Earnings (loss) per share	$(.004)	$(.004)	$.017	$ .017

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

The components of comprehensive income for the quarters ended March 31, 2003 and 2002, are as follows:

	2003	2002
Net income (loss)	$(31,249)	$139,049

Other comprehensive income (loss)
Net unrealized gain (loss)	74,009	(2,719)

Total comprehensive income (loss)	$42,760	$136,330

NOTE 7 – INCOME TAXES.

The Company recorded approximately $15,000 and $7,300 of state income tax expense, respectively, for the three months ended March 31, 2003 and 2002. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,769,000 at March 31, 2003. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2003

NOTE 8 - RELATED PARTY TRANSACTIONS.

Subscribed receivables from related parties totaled $27,592 and $69,065 respectively, for the first three months ended March 31, 2003 and 2002. Interest income related to these notes recorded by the Company was $0 for the three months ended March 31, 2003 and 2002.

In March 1998, the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the three months ended March 31, 2003 and 2002, the Company recognized $0 and $578, respectively, of interest expense related to this obligation.

In June 2001, the Company entered into a warehouse lease agreement for 6,000 sq. ft. of storage space with Flournoy Management Inc. Flournoy Management Inc.’s majority shareholders are Gene and Scott Flournoy who are employed by the Company as Regional Managers in Alabama. The lease had a two-year term at a rate of $1,729 per month. The warehouse was used to store amusement machines that the Company was forced to move out of South Carolina, as discussed in earlier reports, and as a technical center to deploy amusement machines in other jurisdictions. This lease was terminated March 31, 2003 when all arcade machines were sold.

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note is due and payable in full, along with accrued interest at 8% annual rate, in July 2004. For the three months ended March 31, 2003 and 2002, the Company recognized $16,250 and $36,383, respectively, of interest expense related to these obligations.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the three months ended March 31, 2003 and 2002, the Company recognized $5,000 and $7,000 of interest expense, respectively, related to these obligations.

In September 2001, the Company acquired an automobile from a current employee. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $34,540 to the seller (a related party), as partial consideration for this purchase. This note payable was due in monthly installments of $1,531, with an interest rate of 6% and a maturity date of September 2003. For the three months ended March 31, 2002, the Company recognized $435 of interest expense related to this obligation. The automobile was given back to the employee for the amount of the outstanding principle balance of the note at the end of January 2003, in exchange for a salary reduction of over $20,000 per year. The Company recognized a loss on the asset transaction of approximately $22,000.

The President and CEO of the Company has personally guaranteed three notes payable to a third party lender, in the total amount of $1,122,500. The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President’s bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a current accrued liability – related party. Interest accrued on this note for the three months ended March 31, 2003 and 2002 was $3,562 and $0 respectively.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. Interest paid on this note for the three months ended March 31, 2003 and 2002 was $1,782 and $0 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2003

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

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the
Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed. The Company is currently applying for a re-hearing with the appellate court and still have the option to appeal to the South Carolina Supreme Court. The total amount of the award was accrued for in the financial statements in 2000, and the actual damages of $157,000 were paid in 2001.

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
March 31, 2003

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

A summary of the segment financial information reported to the CODM is as follows:

March 31, 2003
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$1,744,888	$83,908	$622,952	$1,812	$2,453,560
Depreciation and Amortization	118,668	10,001	80,209	35,799	244,677
Segment profit (loss)	703,380	47,553	(291,361)	(490,821)	(31,249)
Segment Assets	20,391,161	212,937	1,846,297	(6,391,021)	16,059,374

March 31, 2002
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$1,764,193	$345,819	$878,000	$1,803	$2,989,815
Depreciation and Amortization	93,556	86,112	69,128	23,742	272,538
Segment profit (loss)	746,352	105,827	(292,256)	(420,874)	139,049
Segment Assets	17,356,117	3,620,050	3,924,004	(7,855,373)	17,044,798

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2002

NOTE 10 – SEGMENTS (continued).

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

The Amusements division was closed down at the end of January 2003 when the arcade machines were deemed illegal in the County of Montgomery. All the machines were sold for $135,000.

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

The following discussion should be read in conjunction with our Form 10-KSB and the consolidated financial statements for the years ended December 31, 2002 and 2001; the Form 10-QSB for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002; and the consolidated financial statements and related notes for the quarter ended March 31, 2003. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2002 Annual report on Form 10-KSB.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations

Net loss for the first three months of 2003 was a negative $31,249, which equated to a basic and fully diluted loss per share of $0.004. Net income for the first three months of 2002 was $139,049, which equated to a basic and fully diluted earnings per share of $.017. The weighted average number of basic Common Stock shares outstanding totaled 8,226,049 in the first three months of 2003 as compared to 8,047,334 in the first three months of 2002. The reduction in net income was a direct result of the acquisition of the Hospitality business which historically has shown large losses in the first two months of the year. In addition, the Amusements division was closed at the end of January of 2003 and accounted for approximately $58,000 of this decline.

Revenues

The Company generated consolidated revenues of approximately $2,454,000 during the quarter ended March 31, 2003 as compared with approximately $2,990,000 in the comparable period of the prior fiscal year, representing an decrease of approximately $536,000 or 18%. Broken down by division, entertainment (bingo) revenues totaled approximately $1,745,000, or 71% of revenues, for the first quarter of 2003, as compared to approximately $1,764,000, or 59% of total revenues, for the first quarter of 2002, a very small decline of less than 2%. During the first quarter of 2003, approximately 20% of the Company’s bingo related revenues were generated in South Carolina, 23% in Alabama and 57% in Texas, compared to 21%, 30% and 49%, respectively, in the first quarter of 2002. The amusement’s division revenue totaled almost $84,000 from our Alabama locations-a decrease of approximately $262,000 over the same period last year. This sharp decline is due to closing down the division at the end of January when the arcades were deemed illegal by the county of Montgomery. The hospitality division generated approximately $623,000 in revenue in the first three months of 2003, compared to approximately $878,000 for the three months ended March 31, 2002, a decrease of $255,000 or 29%.

Gross Margins

Gross margin was approximately $464,000 or 19% of revenues in the first quarter of 2003 versus approximately $576,000 in the first quarter of 2002, also 19%. The entertainment (bingo) segment had a gross margin of 40% in the first quarter of 2003 compared to 42% in the same period of 2002, a slight decrease. This was a result of lower revenues in South Carolina and Alabama, mainly as a result of the poor economy, other gaming competition in the areas, and a new law in South Carolina that allowed the “B” halls to be open five days per week versus three days per week. Although this new law will be favorable in the long run, the short-term effect is to spread out the same amount of revenues, with higher direct operating costs, such as payroll, thus lowering the overall net profits. The amusement division had a gross margin of 57%, but this is all attributable to the gain on the sale of all our machines. During the first three months of 2002, the margin was approximately 31%. The Hospitality division had a negative gross margin of $291,000, or a negative 47%, for the first quarter of 2003, versus a negative margin of $292,000 or 33% in the first quarter of 2002. This is fairly normal for the first quarter due to the seasonality of the hospitality business. The dollar amount of the loss in the current year is the same as in 2002, in spite of much lower sales. This is a result of aggressive expense reductions for this division, as well as some merger efficiencies that are finally being realized.

Littlefield Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs and Expenses
Depreciation and amortization expense totaled approximately $244,000 in the first quarter of 2003, a decrease of about $28,000 from the first quarter of 2002. Most of this is due to the closing of the amusements division on January 31, 2003.

General and administrative expenses, excluding related depreciation expense, totaled approximately $335,000 in the first quarter of 2003, compared to approximately $385,000 in 2002, a reduction of about $50,000. Almost all of this decrease is in wage expense from layoffs and reduced salaries.

Other income and expense was a net expense of approximately $109,000 for the first quarter of 2003, compared to other expense of approximately $21,000 for the first quarter of 2002. Most of this approximate $88,000 increase in expenses came from a loss on the sale of investments needed for operating cash in the amount of approximately $52,000, a decrease in interest and investment income of approximately $51,000 and an increase in interest expense of about $22,000. These were offset by the net gain on selling fixed assets, including the arcade machines, and writing off some abandoned assets which combined showed a net gain of approximately $25,000, compared to a loss of about $5,000 in the first quarter of 2002.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2003 totaled approximately $180,000 and represented approximately 1% of total assets of approximately $16,059,000. Cash flows from operating activities for the three months ended March 31, 2003 totaled approximately $38,000 compared to $323,000 during the same period of 2002, a decrease of approximately $285,000. Cash flows from operating activities in the first three months of 2003 were reduced by the net loss of approximately $31,000 increased by the non-cash depreciation expense of approximately $245,000 and the non-cash gains of approximately $26,000 on sales or abandonment of assets and decreased by net changes in operating assets and liabilities of approximately $202,000. Cash flows from operating activities of $323,000 in the first three months of 2002 were comprised of the Company’s net income of $139,000 increased by non-cash losses on the sale of fixed assets of approximately $4,000 and depreciation expense of approximately $273,000, and decreased by net changes in operating assets and liabilities of approximately $93,000.

Net cash provided in investing activities totaled approximately $611,000 for the three months ended March 31, 2003, compared to net cash used of approximately $639,000 in the three months ended March 31, 2002. In the current quarter, cash was provided by the sale of equity securities in the amount of approximately $425,000 and from selling fixed assets in the amount of approximately $193,000, offset by property and equipment expenditures of about $7,000. In the same quarter of 2002, cash used in investing activities consisted primarily of $604,000 related to property and equipment purchases, most of which was for leasehold improvements in the new bingo hall in McAllen, Texas and building improvements to our new corporate headquarters in Austin, Texas.

Cash used in financing activities in the first three months of 2003 totaled $658,000, as compared to net cash used in financing activities in the first three months of 2001 of approximately $145,000. In the first three months ended March 31, 2003, cash was used to payoff loans in full on several fixed assets that were sold, as well as the normal principle payments on both capital leases and notes payable. These payments totaled approximately $662,000. In the same quarter ended March 31, 2002, cash used related to financing activities included approximately $229,000 to reduce notes payable, offset by an increase in notes payable of approximately $152,000 to finance auto and equipment purchases. In addition, subscribed receivables increased approximately $69,000 which was also a use of cash related to financing activities and was related to the issuance of notes against the purchase of treasury stock under the 2001 Employee Stock Purchase Plan by employees.

Current assets totaled approximately $1,635,000 at March 31, 2003, leaving the Company with negative working capital of approximately $2,781,000 and a current ratio of .37 to 1. However, a legal reserve of $1,727,500 is included in current liabilities and is not expected to be paid, if at all, for one to two years. The judgment is currently on appeal in South Carolina. At March 31, 2003, we had approximately $16,059,000 in total assets with total liabilities of approximately $8,436,000 and approximately $7,623,000 of shareholders equity. Total assets include approximately $180,000 in cash, $440,000 in investments (equity securities), $1,401,000 of net accounts and notes receivable, $8,566,000 of property and equipment, $4,623,000 of intangible assets, and $849,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $247,000, notes and capital lease obligations of approximately $5,325,000 and accrued liabilities and reserves of $2,864,000. Out of the reserves, $1,570,000 is the reserve for the punitive damages resulting from a lawsuit judgment that is currently on appeal, as mentioned above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which Note 9 is incorporated herein by reference.

Item 4. Items Voted on at Annual Shareholder’s Meeting

The following directors were elected to the Board of Directors. The votes per director were as follows: Jeffrey L. Minch-7,786,654 FOR, 211,379 AGAINST, and 1,450 WITHHELD; Daniel W. Deloney-7,892,930 FOR, 104,103 AGAINST, and 2,450 WITHHELD; Gordon R. McNutt-7,832,321 FOR, 164,712 AGAINST, and 2,450 WITHHELD. The appointment of Sprouse & Anderson, L.L.P. as auditors for the Company was ratified by a vote of 7,977,833 FOR, 19,700 AGAINST and 1,950 ABSTENSIONS. There was no other business brought forward at the meeting that required a shareholder vote.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

27.1 Financial Data Schedule (for SEC use only).
Certification of Periodic Financial Reports
  Certification of Chief Executive Officer
  Certification of Chief Financial Officer

(b) Reports on Form 8-K.

During the quarter ended March 31, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

May 14, 2003

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Secretary and Treasurer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page Number
27.1	Financial Data Schedule (for SEC use only).
99.1	Certification of Periodic Financial Reports	18
99.2	Certification of Chief Executive Officer	19
99.3	Certification of Chief Financial Officer	20