Form 10QSB
period 2003-06-30
LITTLEFIELD CORP
filed 2003-08-14
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2003

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
YES [ X ] NO [ ]

As of August 15, 2003, the Issuer had 8,270,127 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Littlefield Corporation
FORM 10-QSB
For the quarter ended June 30, 2003

INDEX

Part I. Financial Information
Item 1.	Financial Statements

a)	Consolidated Statements of Operations for the Three
	Months Ended June 30, 2003 and 2002	2

b)	Consolidated Statements of Operations for the Six
	Months Ended June 30, 2003 and 2002	4

c)	Consolidated Balance Sheet as of June 30, 2003	6

d)	Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2003 and 2002	7

e)	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	16

Item 3.	Controls and Procedures	18

Part II. Other Information
	Item 1. Legal Proceedings	19

	Item 6. Exhibits and Reports on Form 8-K	20

	Signatures	20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,	2003	2002

REVENUES:
Entertainment	$1,591,140	$1,517,523
Amusements	0	290,830
Hospitality	1,183,530	1,426,812
Other	8,650	1,800
TOTAL REVENUES	2,783,320	3,236,965

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	746,440	959,495
Rent and utilities ($0 and $5,187 to related parties)	541,628	533,578
Other direct operating costs	673,844	788,013
Depreciation and amortization	200,230	254,341
License expense	22,979	43,350
TOTAL DIRECT COSTS AND EXPENSES	2,185,121	2,578,777

GROSS MARGIN	598,199	658,188

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	115,857	483,675
Legal and accounting fees	148,941	75,764
Depreciation and amortization	35,602	25,448
Other general and administrative	111,971	175,377

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	412,371	760,264

OPERATING INCOME (LOSS)	185,828	(102,076)

OTHER INCOME AND EXPENSES:
Interest and investment income	10,016	74,681
Interest expense ($25,469 and $22,060 respectively to related parties)	(104,358)	(76,262)
Gain (loss) on fixed asset disposals	(16,909)	1,565
Legal settlement expense	0	(147,500)
Other income (expenses)	52,255	0
TOTAL OTHER INCOME AND (EXPENSES)	(58,996)	(147,516)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	126,832	(249,592)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	15,000	(12,483)

NET INCOME (LOSS)	111,832	(237,109)

OTHER COMPREHENSIVE INCOME (LOSS)	42,581	(102,618)

NET COMPREHENSIVE INCOME (LOSS)	$154,413	($339,727)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,	2003	2002
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.014	($.029)

Diluted earnings (loss) per share	$.014	($.029)

Weighted average shares outstanding – basic	8,276,379	8,122,234

Weighted average shares outstanding – diluted	8,276,379	8,122,234

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,	2003	2002

REVENUES:
Entertainment	$3,336,028	$3,281,715
Amusements	83,908	636,648
Hospitality	1,806,482	2,304,816
Other	10,462	3,603
TOTAL REVENUES	5,236,880	6,226,782

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	1,365,094	1,844,640
Rent and utilities ($0 and $10,374 to related parties)	1,083,989	1,019,105
Other direct operating costs	1,267,155	1,560,920
Depreciation and amortization	409,109	503,136
License expense	49,223	79,307
TOTAL DIRECT COSTS AND EXPENSES:	4,174,570	5,007,108

GROSS MARGIN	1,062,310	1,219,674

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	284,922	680,768
Legal and accounting fees	212,722	113,899
Depreciation and amortization	71,401	49,190
Other general and administrative	208,576	310,242

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	777,621	1,154,099

OPERATING INCOME	284,689	65,575

OTHER INCOME AND EXPENSES:
Interest and investment income	19,046	134,996
Interest expense ($52,063 and $51,827 respectively to related parties)	(201,734)	(152,669)
Gain (loss) on fixed asset sales	(43,672)	(3,667)
Legal settlement expense	0	(147,500)
Other income and (expense)	52,254	0
TOTAL OTHER INCOME AND (EXPENSES)	(174,106)	(168,840)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	110,583	(103,265)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	30,000	(5,206)

NET INCOME (LOSS)	80,583	(98,059)

OTHER COMPREHENSIVE INCOME (LOSS)	116,668	(105,337)

NET COMPREHENSIVE INCOME (LOSS)	$197,251	($203,396)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,	2003	2002
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary gain	$ .01	($ .01)
Basic extraordinary gain on settlement with equipment lessors	---	---
Basic earnings (loss) per share	$ .01	($ .01)

Diluted earnings (loss) per share before extraordinary gain	$ .01	($ .01)
Diluted extraordinary gain on settlement with equipment lessors	---	---
Diluted earnings (loss) per share	$ .01	($ .01)

Weighted average shares outstanding – basic	8,251,353	8,040,568

Weighted average shares outstanding – diluted	8,251,353	8,040,568

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	June 30, 2003
Cash and cash equivalents	$337,743
Accounts receivable, net of allowance for doubtful accounts of $57,657	567,344
Equity Securities, available for sale	475,521
Other current expenses	226,103
Total Current Assets	1,606,711

Property and Equipment – at cost, net of accumulated depreciation and amortization	8,413,719

Other Assets:
Notes receivable	845,000
Goodwill, net	4,214,714
Intangible assets, net	403,497
Other non-current assets	595,230
Total Other Assets	6,058,441

TOTAL ASSETS	$16,078,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$487,544
Obligations under capital lease	58,234
Long term debt, current portion	475,793
Long term debt-related party, current portion	225,000
Trade accounts payable	343,797
Reserve for settlements	1,717,500
Accrued expenses	470,201
Other current liabilities-related party	370,822
Total Current Liabilities	4,148,891

Long-term Liabilities:
Accrued liabilities, long term	215,137
Obligations under capital lease, net of current	97,353
Long term debt, net of current portion	2,795,676
Long term debt-related party, net of current portion	886,900
Total Long-term Liabilities	3,995,066
Total Liabilities	8,143,957

Commitments and Contingencies
Capital leases payable	135,163

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,295,127 shares)	10,177
Additional paid-in-capital	23,743,198
Treasury stock – 1,881,763 shares, at cost	(2,399,687)
Stock subscription receivable	(16,621)
Accumulated Comprehensive Income	(6,580)
Accumulated deficit	(13,530,736)
Total Stockholders' Equity	7,799,751

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,078,871

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six months Ended June 30,	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$80,583	($98,059)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	479,595	552,326
Loss on sale of investments	51,637	0
Loss (gain) on dispositions of fixed assets	(22,365)	8,228
Loss on write-off of abandoned assets	14,400
Compensation paid with treasury stock	0	14,250
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	153,544	331,882
Other assets	(2,548)	(162,353)
Trade accounts payable	(244,102)	(256,878)
Accrued expenses and other current liabilities	(67,165)	430,956
NET CASH PROVIDED BY OPERATING ACTIVITIES	443,579	820,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(188,601)	(802,773)
Collections of notes receivable	0	3,937
Purchase of goodwill and intangibles	0	(71,771)
Proceeds from sale of equity securities	424,781	0
Proceeds from sale of property and equipment	203,918	6,275
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES	440,098	(864,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(17,060)	0
Payments on notes payable	(808,359)	(457,193)
Collections on Subscribed receivables	14,739	0
Proceeds from capital lease	75,691
Proceeds from issuance of notes payable	0	152,463
NET CASH USED IN FINANCING ACTIVITIES	($734,989)	(304,730)

NET INCREASE (DECREASE) IN CASH	148,688	(348,710)

CASH AT BEGINNING OF PERIOD	189,055	956,417

CASH AT END OF PERIOD	$337,743	$607,707

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months Ended June 30,	2003	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$203,209	$99,808

Income taxes	$53,276	$99,724

Non-cash transactions:

Acquisition of property and equipment in exchange for notes payable	$0	$152,463

Stock subscriptions receivable	$0	$44,545

Issuance of treasury stock in payment of accrued liabilities	$0	$161,524

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2003

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

The operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2003

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at June 30, 2003 consists of the following:

Land	$931,724
Buildings	3,452,931
Building and leasehold improvements	4,197,023
Rental inventory and bingo equipment	1,525,603
Equipment, furniture and fixtures	2,310,844
Automobiles	372,495
12,790,620

Less: Accumulated depreciation and amortization	(4,376,901)

Property and equipment, net	$8,413,719

Total depreciation expense, for owned and leased assets, charged to operations for the six months ended June 30, 2003 and 2002 was approximately $471,000 and $552,000, respectively.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS.
Goodwill at June 30, 2003 is as follows:

	Gross Carrying Amount	Accumulated Amortization
Goodwill	$6,995,714	$(2,781,000)	$4,214,714
	Entertainment	Hospitality
Balance at December 31, 2002	$3,843,330	$371,384	$4,214,714
Goodwill acquired during the period	-0-	-0-	-0-
Impairment losses	-0-	-0-	-0-
Balance at December 31, 2002	$3,843,330	$ 371,384	$4,214,714

Intangible assets at June 30, 2003 consists of the following:

	Gross Carrying Amount	Accumulated Amortization
Intangible Assets with Indefinite Lives:
Bingo licenses	$ 387,745	---	$387,745

Intangible Assets with Finite Lives:
Covenants not to compete	$210,000	$(210,000)
Capitalized acquisition costs related to note receivable	50,950	(35,198)	15,752
Intangible Assets, Net of Accumulated Amortization			$403,497

Current period and future amortization on intangible assets with finite lives is approximately $19,000 in 2003 and $8,000 in 2004.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2003

NOTE 4 - SHAREHOLDERS’ EQUITY.

At June 30, 2003 the Company holds 1,881,763 treasury shares at an average purchase price of $1.28.

NOTE 5 – EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Six months ended June 30,	2003	2003	2002	2002
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) before extra-ordinary gain	$80,583	$80,583	($98,059)	($98,059)
Extra-ordinary gain	0	0	0	0
Income (loss) available to common stockholders	$80,583	$80,583	($98,059)	($98,059)

Denominator:
Weighted average shares outstanding	8,251,353	8,251,353	8,040,568	8,040,568
Effect of dilutive securities:
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,251,353	8,251,353	8,040,568	8,040,568

Earnings (loss) per share before extraordinary item	$ .01	$ .01	($ .01)	($ .01)
Extraordinary gain on settlement	0	0	0	0
Earnings (loss) per share	$ .01	$ .01	($ .01)	($ .01)

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

The components of comprehensive income for the six months ended June 30, 2002 and 2001, are as follows:

	2003	2002
Net income	$80,583	($98,059)

Other comprehensive income (loss)
Net unrealized gain (loss) on investments held for sale	116,668	(105,337)

Total comprehensive income	$197,251	($203,396)

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2003

NOTE 7 – INCOME TAXES.

The Company recorded approximately $30,000 of a state income tax expense and $5,000 of a state income tax benefit, respectively, for the six months ended June 30, 2003 and 2002. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,600,000 at June 30, 2003. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS.

Subscribed receivables from related parties totaled $16,621 and $44,545 respectively, for the first six months ended June 30, 2003 and 2002. Interest income related to these notes recorded by the Company was $0 for the six months ended June 30, 2003 and 2002.

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

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note is due and payable in full, along with accrued interest at 8% annual rate, in July 2004. For the six months ended June, 2003 and 2002, the Company recognized $31,875 and $36,875, respectively, of interest expense related to these obligations. The balances of these two notes at June 30, 2003 were a combined $781,250.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the six months ended June 30, 2003 and 2002, the Company recognized $8,000 and $13,500, respectively, of interest expense related to these obligations. The balances of these two notes at June 30, 2003 were a combined $225,000.

In September 2001, the Company acquired an automobile from a current employee. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $34,540 to the seller (a related party), as partial consideration for this purchase. This note payable was due in monthly installments of $1,531, with an interest rate of 6% and a maturity date of September 2003. For the six months ended June 30, 2003 and 2002, the Company recognized $0 and $807, respectively, of interest expense related to this obligation. The automobile was given back to the employee for the amount of the outstanding principle balance of the note at the end of January 2003, in exchange for a salary reduction of over $20,000 per year. The Company recognized a loss on the asset transaction of approximately $22,000.

The President and CEO of the Company has personally guaranteed three notes payable to a third party lender, in the total amount of $1,122,500. The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President’s bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a current accrued liability – related party. Interest accrued on this note for the six months ended June 30, 2003 was $7,122 and $0 for the same period in 2002.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. Interest paid on this note for the six months ended June 30, 2003 was $3,564 and $0 for the same period in 2002.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2003

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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously. A court date has been set for early January of 2004. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. There can be no assurance of this result and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the
Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed. The Company applied for a re-hearing with the appellate court, which through out their original opinion. However, their new opinion also reaffirmed the judgment. The Company is now in the process of applying for another re-hearing with the appellate court for the full court to hear the case. If that fails, the Company will then appeal to the South Carolina Supreme Court. The total amount of the award was accrued for in the financial statements in 2000, and the actual damages of $157,000 were paid in 2001.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2003

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued).

Matters Settled during this Quarter:

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C.Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C.Properties, a wholly owned subsidiary of American Bingo & Gaming Corp., obtained a sub-lease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties which stated that S.C. Properties could terminate the sub-lease in the event video poker or bingo were legislatively prohibited from operating in the State of South Carolina. On June 30, 2000, video poker (“video games”) became illegal in South Carolina and S.C. Properties gave notice of termination. Brigham sued for rent revenues not otherwise received in an undefined amount. The case was heard during this quarter and the court found that the Company was not liable for this lease.

Montgomery County Sheriff’s Dept. et al. v. Good Times, et.cl. Circuit Court of Montgomery County, Alabama, Case No. CV-01-2164; This case involves a claim for declaratory judgment filed by the Sheriff of Montgomery County to determine the applicability of certain laws and regulations regarding the operation of bingo in Montgomery County, Alabama and was filed in July of 2001. This suit was settled in the Company’s favor in 2002, but the plaintiff appealed the decision. Their appeal was heard, but the decision was not changed.

NOTE 10 – SEGMENTS.

The Company’s Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

The Company has identified three operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services. The entertainment segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama. The amusements segment represents operations of the Company’s amusement arcades in Alabama. However, this segment was discontinued on January 31, 2003. The Hospitality segment consists of event planning, catering services, tent rentals and party rentals.

A summary of the segment financial information reported to the CODM is as follows:

June 30, 2003
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$3,336,028	$83,908	$1,806,482	10,462	$5,236,880
Depreciation and Amortization	236,351	11,217	161,540	49,190	480,509
Segment profit (loss)	1,135,605	43,669	(258,796)	(839,895)	80,583
Segment Assets	20,810,658	210,493	1,825,575	(6,767,855)	16,078,871

June 30, 2002

	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$3,281,715	$636,648	$2,304,816	3,603	$6,226,782
Depreciation and Amortization	189,682	172,269	141,185	49,190	552,326
Segment profit (loss)	1,250,663	117,870	(153,076)	(1,313,516)	(98,059)
Segment Assets	16,930,356	503,642	3,872,068	(4,412,000)	16,894,066

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

The Company moved the “B” bingo operations from a location in Goose Creek, SC (near Charleston) next to one of the Company’s “C” hall operations in Ladsen, SC (also near Charleston).

NOTE 12 - SUBSEQUENT EVENTS.

None.
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

The following discussion should be read in conjunction with our Form 10-KSB and the consolidated financial statements for the years ended December 31, 2002 and 2001; the Form 10-QSB for the quarters ended March 31, 2003 and 2002, June 30, 2002 and September 30, 2002; and the consolidated financial statements and related notes for the six months ended June 30, 2003. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2002 Annual report on Form 10-KSB.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations

Net income for the six months ended June 30 of 2003 was $80,583, which equated to a basic and fully diluted earnings per share of $.01. Net loss for the six months ended June 30 2002 was $98,059, which equated to basic and fully diluted losses per share of $0.01. The weighted average number of basic Common Stock shares outstanding totaled 8,251,353 in the first six months of 2003 as compared to 8,040,568 in the first six months of 2002. The increase in net income was mainly due to lowered corporate overhead expenses, as a one-time performance bonus for the CEO was accrued for during the six months ended June 30th, 2002, in the amount of $300,000.

Revenues

The Company generated consolidated revenues of approximately $5,237,000 during the period ended June 30, 2003 as compared with approximately $6,227,000 in the comparable period of the prior fiscal year, representing a decrease of approximately $990,000 or 16%. All of the decline is in the amusement division which was discontinued in January of 2003 and in the Hospitality division, which continues to suffer from a difficult economic situation. Entertainment (bingo) rental and other revenues totaled approximately $3,336,000, or 64% of revenues, for the first six months of 2003, as compared to approximately $3,282,000, or 53% of total revenues, for the first six months of 2002. During the first six months of 2003, approximately 18% of the Company’s bingo related revenues were generated in South Carolina, 22% in Alabama and 60% in Texas, compared to 19%, 27% and 54%, respectively, in the first six months of 2002. The Hospitality segment generated revenues of approximately $1,806,000, or 34% of revenues for the first six months of 2003, compared to approximately $2,305,000, or 37% of revenues, for the same period in 2002. Amusements revenues were approximately $84,000 for the first six months of 2003, less than 2% of revenues, compared to $637,000 in 2002, or 10% of revenues. The Company was forced to close all remaining arcades in Alabama at the end of January 2003 and this division has been discontinued.

Gross Margins

Gross margin was approximately $1,062,000 or 20.3% of revenues in the first six months of 2003 versus approximately $1,220,000 or 19.6% in the first six months of 2002, up slightly by less than 1%. The bingo division gross margins at 37% were unchanged from the same period last year. The hospitality business increased their gross margin loss percentage by approximately 3%. The poor condition of the economy has caused this current poor performance of this operating unit.

Littlefield Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Amusements had a gross loss of 6% for the first six months of 2003, compared to 21% in the same period in 2002. This reduction is due to discontinuing this operating division.

Costs and Expenses

Depreciation and amortization expense totaled approximately $480,000 in the first six months of 2003 compared to about $552,000 in the first six months of 2002, a decrease of about $72,000. Most of this is due to the elimination of the amusements division in January of 2003.

General and administrative expenses, excluding related depreciation expense, totaled approximately $706,000 in the first six months of 2002, compared to approximately $1,105,000 in 2002. Most of this decrease can be attributable to the $300,000 performance bonus accrued for in 2002. However, salaries are also down due to the elimination of two (2) full time positions, the HR Director and the Marketing Director.

Other expenses totaled approximately $174,000 for the first six months of 2003, as compared to approximately $168,000 for the first six months of 2002. Most of the expense in the prior year came from accruing a proposed settlement of a lawsuit for $147,000. Investment income of approximately $19,000 was down about $116,000 from the prior year, due to sales of investment assets needed for cash flow in the amount of approximately $1,022,000 since June 30, 2002.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2003 totaled approximately $338,000 and represented approximately 2% of the Company’s total assets of approximately $16,079,000. Cash flows provided by operating activities for the six months ended June 30, 2003 were approximately $444,000 compared to $820,000 in the same period of 2002, a decrease of about $376,000. Cash flows from operating activities in the first six months of 2003 were comprised of the Company’s net income of approximately $81,000 decresed for non-cash amounts of gain on sale of fixed assets of approximately $22,000, increased by depreciation expense and intangible asset amortization of approximately $480,000, and decreased by net changes in operating assets and liabilities of approximately $160,000. Cash flows from operating activities of approximately $820,000 in the first six months of 2002 were comprised of the Company’s depreciation expense of approximately $552,000, compensation paid with treasury stock of approximately $14,000, and net changes in operating assets and liabilities of approximately $344,000, decreased by a net loss for the period of approximately $98,000.

Net cash provided by investing activities totaled approximately $440,000 for the six months ended June 30, 2003, compared to approximately $864,000 used in the six months ended June 30, 2002. Cash provided by investing activities in the first six month of 2003 were from the sale of equity securities of about $425,000 and property and equipment sales proceeds of about $204,000, reduced by property and equipment purchases of approximately $189,000. Cash used in investing activities in the six months ended June 30, 2002 consisted primarily of approximately $803,000 related to property and equipment purchases, mostly for the new bingo hall in McAllen and the marketing center renovations at corporate headquarters, and approximately $72,000 to purchase goodwill and intangibles.

Cash used by financing activities in the first six months of 2002 totaled approximately $735,000, and included approximately $15,000 of collections of subscribed receivables and approximately $808,000 to reduce notes and lease payable obligations. Cash used related to financing activities in 2002 included approximately $457,000 in payments on notes payable, offset by the issuance on notes payable in the amount of approximately $152,000.

Current assets totaled approximately $1,607,000 at June 30, 2003, which results in negative working capital of approximately $2,542,000 and a current ratio of ..39 to 1. However, if the lawsuit judgment accrual amount of $1,570,000 were taken out of current accrued liabilities, the current ratio would be .62 to 1.00. At June 30, 2003, the Company had approximately $16,079,000 in total assets with total liabilities and contingencies of approximately $8,279,000 and approximately $7,800,000 of shareholders equity. Total assets include approximately $338,000 in cash, $475,000 in investments, $567,000 of net accounts receivable, $8,414,000 of property and equipment, $4,618,000 of goodwill and intangible assets, $845,000 in notes receivable and $595,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of approximately $5,027,000 and accrued liabilities and reserves of about $3,120,000. Out of the reserves, $1,570,000 is the reserve for the punitive damages resulting from a lawsuit judgment that the Company is appealing.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.
In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

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

27.1 Financial Data Schedule (for SEC use only).
Certification of Periodic Financial Reports
  Certification of Chief Executive Officer
  Certification of Chief Financial Officer

(b) Reports on Form 8-K.

During the quarter ended June 30, 2003, the Company filed no reports on Form 8-K.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

August 12, 2003

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
Vice Chairman of the Board, President and
Chief Executive Officer

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Secretary and Treasurer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page Number
27.1	Financial Data Schedule (for SEC use only).
31.1	Certification of President Chief Executive Officer	20
31.2	Certification of Chief Financial Officer	21
32.1	Certificate of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22
32.2	Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

EXHIBIT 31.1
Certificate of the President and Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey L. Minch, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended June 30, 2003 of Littlefield Corporation (“LTFD”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations and cash flows of LTFD as of, and for, the periods presented in this report.

4. LTFD’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) for LTFD and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to LTFD, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of LTFD’s disclosure control’s and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in LTFD’s internal control over financial reporting that occurred during LTFD’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, LTFD’s internal control over financial reporting; and
5. LTFD’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to LTFD’s auditors and the audit committee of LTFD’s board of directors:

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect LTFD’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in LTFD’s internal control over financial reporting.
Date: August 12, 2003

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

EXHIBIT 31.2

Certificate of the Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kathy Scanlon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended June 30, 2003 of Littlefield Corporation. (“LTFD”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations and cash flows of LTFD as of, and for, the periods presented in this report.

4. LTFD’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) for LTFD and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to LTFD, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of LTFD’s disclosure control’s and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in LTFD’s internal control over financial reporting that occurred during LTFD’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, LTFD’s internal control over financial reporting; and
5. LTFD’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to LTFD’s auditors and the audit committee of LTFD’s board of directors:
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect LTFD’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in LTFD’s internal control over financial reporting.
Date: August 12, 2003

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Chief Financial Officer

EXHIBIT 32.1

Certificate of the President and Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Littlefield Corporation. (the “Company”) on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey L. Minch, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.

Date: August 12, 2003

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

EXHIBIT 32.2

Certificate of the Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Littlefield Corporation. (the “Company”) on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kathy Scanlon, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.

Date: August 12, 2003

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Chief Financial Officer