Form 10QSB
period 2003-09-30
LITTLEFIELD CORP
filed 2003-11-13
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2003

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
YES [ X ] NO [ ]

As of November 13, 2003, the Issuer had 8,276,358 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Littlefield Corporation
FORM 10-QSB

For the quarter ended September 30, 2003
INDEX

Part I. Financial Information
Item 1.	Financial Statements

a)	Consolidated Statements of Operations for the Three
	Months Ended September 30, 2003 and 2002	2

b)	Consolidated Statements of Operations for the Nine
	Months Ended September 30, 2003 and 2002	4

c)	Consolidated Balance Sheet as of September 30, 2003	6

d)	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2003 and 2002	7

e)	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	15

Item 3.	Controls and Procedures	17

Part II. Other Information
	Item 1. Legal Proceedings	17

	Item 6. Exhibits and Reports on Form 8-K	17

	Signatures	17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2003	2002

REVENUES:
Entertainment	$1,537,902	$1,545,960
Hospitality	690,669	520,682
Other	10,321	1,800
TOTAL REVENUES	2,238,892	2,068,442

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	562,310	669,607
Rent and utilities	533,712	523,063
Other direct operating expenses	372,768	405,963
Depreciation and amortization	202,786	178,788
Supplies & Cost of Goods Sold	189,648	302,798
TOTAL DIRECT COSTS AND EXPENSES	1,861,224	2,080,219

GROSS MARGIN	377,668	(11,777)

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	135,916	195,646
Legal and accounting fees	129,862	129,061
Depreciation and amortization	34,237	29,566
Other general and administrative	79,457	106,257

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	379,472	460,530

OPERATING INCOME	(1,804)	(472,307)

OTHER INCOME AND EXPENSES:
Interest and investment income	14,604	73,061
Interest expense ($22,453 and $24,999, respectively to related parties)	(86,482)	(90,390)
Loss on write-off of abandoned assets	(6,208)	0
Gain (loss) on fixed asset sales	(4,738)	0
TOTAL OTHER INCOME AND EXPENSES	(82,824)	(17,329)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(84,628)	(489,636)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	15,000	(24,392)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(99,628)	(465,244)

DISCONTINUED OPERATIONS (NOTE 11)
Income from operations of discontinued Amusements division, net of state income tax expense of $134	0	2,553
NET INCOME (LOSS)	(99,628)	(462,691)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during period	13,538	(167,645)
OTHER COMPREHENSIVE INCOME (LOSS)	13,538	(167,645)

NET COMPREHENSIVE INCOME (LOSS)	($86,090)	($630,336)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2003	2002

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	($.01)	($.06)

Diluted earnings (loss) per share	($.01)	($.06)

Weighted average shares outstanding – basic	8,293,495	8,135,144

Weighted average shares outstanding – diluted	8,293,495	8,135,144

See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2003	2002

REVENUES:
Entertainment	$4,873,930	$4,827,675
Hospitality	2,497,151	2,825,497
Other	20,783	5,403
TOTAL REVENUES	7,391,864	7,658,575

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	1,886,817	2,360,215
Rent and utilities	1,610,360	1,514,611
Other direct operating costs	1,193,034	1,348,981
Depreciation and amortization	600,678	509,655
Supplies & Cost of Goods Sold	654,447	853,088
TOTAL DIRECT COSTS AND EXPENSES:	5,945,336	6,586,550

GROSS MARGIN	1,446,528	1,072,025

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	407,790	876,414
Legal and accounting fees	342,584	242,960
Depreciation and amortization	105,638	78,756
Other general and administrative	301,079	416,499
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,157,091	1,614,629

OPERATING INCOME (LOSS)	$289,437	($542,604)

OTHER INCOME AND EXPENSES:
Interest and investment income	33,649	208,059
Interest expense ($74,517 and $76,826 respectively to related parties)	(287,204)	(241,597)
Loss on write-off of abandoned assets	(3,000)	0
Gain (loss) on asset sales	(51,206)	(3,667)
Gain (loss) on investment sales	(51,637)	0
Reserve for legal settlements	0	(147,500)
Other Income (Expenses)	52,255	0
TOTAL OTHER INCOME AND EXPENSES	(307,143)	(184,705)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	($17,706)	($727,309)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	42,817	(36,319)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	($60,523)	($690,990)

DISCONTINUED OPERATIONS (NOTE 11)
Income from operations of discontinued Amusements division, including net gain on asset disposal in 2003 of $51,225, net of state income tax expense of $2,183 and $6,855 respectively	41,478	130,240
NET INCOME (LOSS)	(19,045)	(560,750)

OTHER COMPREHENSIVE INCOME (LOSS)	130,206	(272,982)

NET COMPREHENSIVE INCOME (LOSS)	$111,161	($833,732)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2003	2002

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	($ .002)	($ .07)

Diluted earnings (loss) per share	($ .002)	($ .07)

Weighted average shares outstanding – basic	8,265,555	8,072,323

Weighted average shares outstanding – diluted	8,265,555	8,072,323

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	September 30, 2003
Cash and cash equivalents	$435,136
Accounts receivable, net of allowance for doubtful accounts of $57,657	469,833
Equity Securities, available for sale	488,011
Other current assets	229,855
Total Current Assets	1,622,835

Property and Equipment – at cost, net of accumulated depreciation and amortization	8,231,508

Other Assets:
Goodwill, net	4,214,714
Intangible assets, net	398,771
Notes receivable	845,000
Other non-current assets	579,351
Total Other Assets	6,037,836

TOTAL ASSETS	$15,892,179
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable	$421,866
Obligations under capital lease	58,234
Long term debt, current portion	481,777
Long term debt-related party, current portion	725,000
Trade accounts payable	375,886
Reserve for settlements	1,717,500
Accrued expenses	567,073
Other current liabilities-related party	374,383
Total Current Liabilities	4,721,719

Long-term Liabilities:
Accrued liabilities, long term portion	215,137
Obligations under capital lease, net of current portion	88,349
Long term debt, net of current portion	2,682,703
Long term debt, related party, net of current portion	330,650
Total Long Term Liabilities	3,316,839
Total Liabilities	8,038,558

COMMITMENTS & CONTINGENCIES
Capital leases payable	135,163

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,276,358 shares)	10,177
Additional paid-in-capital	23,768,864
Treasury stock – 1,900,532 shares, at cost	(2,423,714
Stock subscription receivable	(13,464)
Accumulated comprehensive income (losses)	6,958
Accumulated deficit	(13,630,363)
Total Stockholders' Equity	7,718,458
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,892,179

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine months Ended September 30,	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	($19,045)	($560,750)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	0	66,120
Depreciation and amortization	717,530	848,645
Loss on write-off and disposal of fixed and intangible assets	14,996	0
Compensation paid with treasury stock	0	14,250
Loss on sale of investments	51,637	0
Loss (gain) on sales of fixed assets	(12,015)	10,229
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	251,055	527,998
Other assets and licenses	59,781	(189,985)
Trade accounts payable	(212,010)	61,649
Accrued expenses and other current liabilities	(17,843)	461,852
NET CASH PROVIDED BY OPERATING ACTIVITIES	834,086	1,240,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	424,781	0
Property and equipment purchases	(250,406)	(2,649,836)
Collections of notes receivable	0	49,839
Purchase of goodwill and intangibles	0	(1,392,182)
Proceeds from sale of property and equipment	207,374	6,275
NET CASH USED IN INVESTING ACTIVITIES	381,749	(3,985,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(26,064)	0
Payments on notes payable	(1,037,277)	(769,021)
Proceeds from new capital lease	75,691	0
Proceeds from issuance of notes payable	0	2,969,077
Collections on stock subscriptions	17,896	4,421
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(969,754)	2,204,477

NET INCREASE (DECREASE) IN CASH	246,081	(541,419)

CASH AT BEGINNING OF PERIOD	189,055	956,417

CASH AT END OF PERIOD	$435,136	$414,998

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months Ended September 30,	2003	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$329,418	$190,847

Income taxes	$59,276	$89,866

Non-cash transactions:

Acquisition of property and equipment in exchange for notes payable	$0	$2,969,077

Stock subscriptions receivable	$0	$40,124

Issuance of treasury stock in payment of accrued liabilities	$52,750	$161,524

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2003

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

The operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2003

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at September 30, 2003 consists of the following:

Land	$931,724
Buildings	3,451,992
Building and leasehold improvements	4,207,561
Machinery & equipment	1,540,477
Equipment, furniture and fixtures	2,287,332
Automobiles	372,495
12,791,581

Less: Accumulated depreciation and amortization	(4,560,073)

Property and equipment, net	$8,231,508

Total depreciation expense charged to operations from continuing operations for the nine months ended September 30, 2003 and 2002 was approximately $702,000 and $588,000, respectively.

NOTE 3 - INTANGIBLE ASSETS.

Goodwill at September 30, 2003 is as follows:

	Gross Carrying Amount	Accumulated Amortization
Goodwill	$6,995,714	$(2,781,000)	$4,214,714
	Entertainment	Hospitality
Balance at December 31, 2002	$3,843,330	$371,384	$4,214,714
Goodwill acquired during the period	-0-	-0-	-0-
Impairment losses	-0-	-0-	-0-
Balance at December 31, 2002	$3,843,330	$ 371,384	$4,214,714

Intangible assets at September 30, 2003 consists of the following:

	Gross Carrying Amount	Accumulated Amortization
Intangible Assets with Indefinite Lives:
Bingo licenses	$ 387,745	---	$387,745

Intangible Assets with Finite Lives:
Covenants not to compete	$210,000	$(210,000)
Capitalized acquisition costs related to note receivable	50,950	(39,923)	11,027
Intangible Assets, Net of Accumulated Amortization			$398,772

Current period and future amortization on intangible assets with finite lives is approximately $5,000 in 2003 and $6,000 in 2004

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2003

NOTE 4 - SHAREHOLDERS’ EQUITY.

At September 30, 2003 the Company holds 1,900,532 treasury shares at an average purchase price of $1.28.

NOTE 5 – EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Nine months ended September 30,	2003	2003	2002	2002
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	($19,045)	($19,045)	($560,750)	($560,750)

Income available to common stockholders	($19,045)	($19,045)	($560,750)	($560,750)

Denominator:
Weighted average shares outstanding	8,265,555	8,265,555	8,072,323	8,072,323
Effect of dilutive securities:
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,265,555	8,265,555	8,072,323	8,072,323

Earnings (loss) per share	($ .002)	($ .002)	($ .07)	($ .07)

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

The components of comprehensive income for the nine months ended September 30, 2003 and 2002 are as follows:

	2003	2002
Net income (loss)	($19,045)	($560,750)

Other comprehensive income (loss)
Net unrealized gain (loss) on investments held for sale	130,206	(272,982)

Total comprehensive income (loss)	$111,161	($833,732)

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2003

NOTE 7 – INCOME TAXES.

The Company recorded approximately $45,000 of state income tax expense and approximately $29,000 as a state income tax benefit, respectively, for the nine months ended September 30, 2003 and 2002. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forward, which totaled approximately $6,480,000 at December 31, 2002. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS.

Subscribed receivables from related parties totaled $13,464 and $40,124, respectively, for the first nine months ended September 30, 2003 and 2002. Interest income related to these notes recorded by the Company was $0 for the nine months ended September 30, 2003 and 2002.

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

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note is due and payable in full, along with accrued interest at 8% annual rate, in July 2004. For the nine months ended September 2003 and 2002, the Company recognized $44,985 and $55,494, respectively, of interest expense related to these obligations. The balances of these two notes at September 30, 2003 were a combined $750,000.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the nine months ended September 30, 2003 and 2002, the Company recognized $13,500 and $19,500 of interest expense related to these obligations. The balances of these two notes at September 30, 2003 were a combined $200,000.

In September 2001, the Company acquired an automobile from a current employee. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $34,540 to the seller (a related party), as partial consideration for this purchase. This note payable was due in monthly installments of $1,531, with an interest rate of 6% and a maturity date of September 2003. For the nine months ended September 30, 2003 and 2002, the Company recognized $0 and $4,193, respectively, of interest expense related to this obligation. The automobile was given back to the employee for the amount of the outstanding principle balance of the note at the end of January 2003, in exchange for a salary reduction of over $20,000 per year. The Company recognized a loss on the asset transaction of approximately $22,000.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. Interest paid on this note for the nine months ended September 30, 2003 was $5,346 and $1,782 for the same period in 2002.

The President and CEO of the Company has personally guaranteed three notes payable to a third party lender, in the total amount of $1,122,500. The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President’s $300,000 bonus accrued in 2002, plus accrued interest at 6.75% annual rate, and is presented on the balance sheet as a current accrued liability – related party. Interest accrued on this note for the nine months ended September 30, 2003 was $10,683 and $0 for the same period in 2002.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2003

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

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the “Lucky II’ facility, which was closed in early 2000. The lease expired in February 2003. Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company’s liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff withdrew their support of the settlement agreement shortly thereafter. The Company has petitioned the court to enforce the settlement agreement and is currently awaiting this decision.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed. The Company applied for a re-hearing with the appellate court, which through out their original opinion. However, their new opinion also reaffirmed the judgment. The Company is now in the process of filing an appeal to the South Carolina Supreme Court. The total amount of the award was accrued for in the financial statements in 2000, and the actual damages of $157,000 were paid in 2001.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2003

NOTE 10 – SEGMENTS.

The Company’s Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

The Company has identified two current operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services. The entertainment segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama. The Hospitality segment consists of event planning, catering services, tent rentals and party rentals. A third segment, Amusements, represented operations of the Company’s amusement arcades in Alabama. However, this segment was discontinued on January 31, 2003 when the County of Montgomery, Alabama outlawed video games and all of the machines were sold.

A summary of the segment financial information reported to the CODM is as follows:

September 30, 2003
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$4,873,930	$2,497,151	$20,783	$7,391,864
Depreciation and Amortization	354,686	245,992	105,638	706,316
Segment profit (loss)	1,660,004	(480,092)	(1,240,435)	(60,523)
Segment Assets	10,185,930	1,713,338	3,992,911	15,892,179

September 30, 2002

	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$4,827,675	$2,825,497	$5,403	$7,658,575
Depreciation and Amortization	294,990	214,665	78,756	588,411
Segment profit	1,604,678	(634,757)	(1,660,911)	(690,990)
Segment Assets	10,384,418	3,589,384	4,892,492	18,866,294

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate overhead expenses, other income and expenses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

The Amusements division was closed down at the end of January 2003 when the arcade machines were deemed illegal in the County of Montgomery. All the fixed assets were sold for $146,500, which resulted in a net gain of $63,221. Two of the three arcades were in existing bingo halls owned by the Company and have remained open. The third arcade location’s lease was terminated in accordance with the terms of the lease. A warehouse lease was also terminated in March 2003 where excess machines had been stored.

The Company moved the “B” bingo operations from a location in Goose Creek, SC (near Charleston) next to one of the Company’s “C” hall operations in Ladsen, SC (also near Charleston).

A “B” hall in Georgetown, SC was converted to a “C” hall in late September 2003.

NOTE 12 - SUBSEQUENT EVENTS.

Electronic equipment in the approximate amount of $75,000 has been ordered for the Goodtimes bingo hall in Montgomery, Alabama. A $55,000 capital lease for part of the purchase price has been entered into to help finance the purchase.

Littlefield Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations. The Company operates primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina. The Company completed its initial public offering in December of 1994. In 2000 and 2001, the Company entered a new line of business with the purchase of three hospitality related businesses in Austin, Texas. The Company discontinued its video gaming operations in January 2003 when the arcade machines were deemed illegal in the County of Montgomery.

The following discussion should be read in conjunction with the Company’s Form 10-KSB and the consolidated financial statements for the years ended December 31, 2002 and 2001; the Company’s Form 10-QSB for the quarters ended June 30, 2003 and March 31, 2003 and the consolidated financial statements and related notes for the quarters ended June 30, 2003 and March 31, 2003. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2002 Annual report on Form 10-KSB.

The Company intends to grow its business through acquisitions and the selective start up of charitable bingo halls in markets in which it currently operates and other attractive markets. The Company’s plans are to continue to repurchase its shares as market conditions warrant such action, although there can be no assurances that such repurchases will occur.

Results of Operations

Net loss for the nine months ended September 30 of 2003 was $19,045, which equated to a basic and fully diluted loss per share of $.002. Net loss for the nine months ended September 30 2002 was $560,750, which equated to a basic and fully diluted loss per share of $0.07. The weighted average number of basic Common Stock shares outstanding totaled 8,265,555 in the first nine months of 2003 as compared to 8,072,323 in the first nine months of 2002. The reduction in the amount of the loss was a result of expense reductions in the Hospitality division in spite of their lower revenues. In addition, a performance bonus of $300,000 based on 2001 financial results and a loan guaranty fee of $61,275 for the President and CEO of the Company, was accrued in the prior year. Salaries in both the entertainment division and corporate overhead were also substantially reduced in the current year, at an annualized amount of approximately $300,000.

Revenues

The Company generated consolidated revenues from continuing operations of approximately $7,392,000 during the period ended September 30, 2003 as compared with approximately $7,659,000 in the comparable period of the prior fiscal year, representing a decrease of approximately $267,000 or 3%. The Hospitality division revenues decreased approximately $328,000 due to the poor economy. Entertainment (bingo) revenues totaled approximately $4,874,000, or 66% of revenues, for the first nine months of 2003, as compared to $4,828,000, or 63% of total revenues, for the first nine months of 2002. During the first nine months of 2003, approximately 17% of the Company’s bingo related revenues were generated in South Carolina, 21% in Alabama and 62% in Texas, compared to 20%, 26% and 54%, respectively, in the first nine months of 2002. The acquisition of a new hall in McAllen, Texas, and the opening of a start-up hall there, both during the third quarter of 2002, contributed to the increase in Texas revenues of approximately $421,000. South Carolina revenues are down about $148,000 compared to 2002, due to the poor performance of our B halls. Alabama revenues are down about $227,000 due to competition from a nearby Indian casino and the loss of the complementary arcade businesses in our two Montgomery halls.

Gross Margins

Gross margin was approximately $1,447,000 or 20% of revenues in the first nine months of 2003 versus approximately $1,072,000 or 14% in the first nine months of 2002, an increase of 6%. The hospitality segment improved slightly by reducing a negative gross margin of approximately $541,000, a negative 19%, to a loss of about $375,000 or 15% negative margin, an improvement of about 4%. The entertainment (bingo) segment had a gross margin of 36% in the first nine months of 2002 compared to 33% in the same period of 2002, a 3% improvement.

Littlefield Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Costs and Expenses

Depreciation and amortization expense totaled approximately $706,000 in the first nine months of 2003, an increase of about $118,000 from the first nine months of 2002. About $50,000 of this is due to the acquisition and opening of our new halls in McAllen, Texas, during the third quarter of 2002, $20,000 to additional electronic bingo equipment in Alabama, and about $32,000 is attributed to the additional rental inventory for the hospitality business.

General and administrative expenses, totaled approximately $1,157,000 in the first nine months of 2003, compared to approximately $1,614,000 in 2002, a decrease of approximately $457,000. Last year expenses included a performance bonus paid to the president for $300,000. We have also reduced salaries and wages during the current year compared to 2002, by approximately $168,000.

Other income and expenses totaled approximately $307,000 in net losses for the first nine months of 2003, as compared to losses of approximately $185,000 for the first nine months of 2002. Most of this decrease came from the reduction in investment income, from approximately $208,000 in 2002 to approximately $34,000 in 2003. Last year the Company was accruing interest income from a large note receivable at the rate of approximately $11,000 per month. Because the note holder filed for bankruptcy in late 2002 the Company ceased any further accrual of interest on this note receivable. In addition, approximately $1,022,000 of the Company’s investments was sold for cash flow needs in late 2002 and in January 2003. Interest expense increased from approximately $242,000 in the first nine months of 2002 to approximately $287,000 in the current year. This was due to the acquisitions financed by seller notes for our new bingo hall in McAllen, Texas during the third quarter of 2002.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2003 totaled approximately $435,000 and represented about 2% of the Company’s total assets of approximately $15,892,000. Cash flows from operating activities for the nine months ended September 30, 2003 totaled approximately $834,000, mostly from non-cash depreciation and amortization of almost $718,000 and about $81,000 in net changes in operating assets and liabilities. Cash flows from operating activities in the first nine months of 2002 of about $1,240,000 were comprised of the Company’s net loss from operations of approximately $561,000 increased for depreciation and amortization expense of approximately $849,000, compensation paid with treasury stock for $14,250, losses on asset sales of approximately $10,000 and by net changes in operating assets and liabilities of approximately $862,000.

Net cash provided by investing activities totaled approximately $382,000 for the first nine months of 2003. Cash raised from the sale of investments was about $425,000 and approximately $207,000 was generated from the sale of property and equipment. This was offset by the purchase of property and equipment of about $250,000. Net cash used in investing activities totaled approximately $3,986,000 for the nine months ended September 30, 2002, and consisted primarily of approximately $2,650,000 related to property and equipment purchases, $1,392,000 in goodwill and intangible purchases, offset by the collection of a note receivable in the amount of approximately $50,000.

Cash used in financing activities for the nine months ended September 30, 2003 was approximately $970,000, mostly from principal payments on notes payable and capital lease obligations. Cash provided by financing activities in 2002 included approximately $2,969,000 of new notes payable and was reduced by approximately $769,000 of principle payments on notes payable.

Current assets totaled approximately $2,690,000 at September 30, 2003, providing the Company with a current ratio of .34 to 1. At September 30, 2003, the Company had approximately $15,892,000 in total assets with total liabilities of approximately $8,174,000 and approximately $7,718,000 of shareholders equity. Total assets include approximately $435,000 in cash, $488,000 in investments, $470,000 of net accounts receivable, $8,232,000 of property and equipment, $4,613,000 of goodwill and intangible assets, $845,000 in notes receivable and $809,000 of other assets, including $200,000 in restricted cash. Total liabilities primarily consist of notes and capital lease obligations of approximately $4,789,000 and accrued liabilities and reserves of $2,874,000. Out of the reserves, $1,570,000 is the reserve for the punitive damages resulting from a lawsuit judgment that the Company is appealing.

Littlefield Corporation

Item 3, Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.
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

27.1 Financial Data Schedule (for SEC use only).
Certification of Periodic Financial Reports
  Certification of Chief Executive Officer
  Certification of Chief Financial Officer

(b) Reports on Form 8-K.

During the quarter ended September 30, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

November 13, 2003

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/ KATHRYN L SCANLON
Kathryn L. Scanlon
Secretary and Treasurer
(Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page Number
27.1	Financial Data Schedule (for SEC use only).
31.1	Certification of President Chief Executive Officer	19
31.2	Certification of Chief Financial Officer	20
32.1	Certificate of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21
32.2	Certificate of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

EXHIBIT 31.1
Certificate of the President and Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey L. Minch, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended September 30, 2003 of Littlefield Corporation (“LTFD”);

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

Date: November 13, 2003

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

EXHIBIT 31.2
Certificate of the Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kathy Scanlon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended September 30, 2003 of Littlefield Corporation. (“LTFD”);

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

Date: November 13, 2003

/s/KATHRYN SCANLON
Kathryn Scanlon
Chief Financial Officer

EXHIBIT 32.1

Certificate of the President and Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Littlefield Corporation. (the “Company”) on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey L. Minch, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.

Date: November 13, 2003

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

EXHIBIT 32.2
 Certificate of the Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Littlefield Corporation. (the “Company”) on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kathy Scanlon, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial conditions and results of operations of the Company.

Date: November 13, 2003

/s/KATHRYN SCANLON
Kathy Scanlon
Chief Financial Officer