Form 10KSB
period 2003-12-31
LITTLEFIELD CORP
filed 2004-04-15
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003

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

Issuer’s revenues for its most recent fiscal year:	$ 9,971,282
Aggregate market value of the issuer’s common stock held by non-affiliates based on the average bid and asked price as of March 18, 2004	$ 3,812,270
Number of shares of the issuer’s common stock outstanding as of March 18, 2004	8,307,373

Documents Incorporated By Reference

The issuer’s Proxy Statement for its annual meeting of stockholders scheduled to be held on May 19, 2004, is incorporated by reference in this Form 10-KSB in Part III Item 9, Item 10, Item 11 and Item 12.

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

PART I

ITEM I: DESCRIPTION OF BUSINESS

Littlefield Corporation develops, owns and operates charitable bingo halls, and owns and operates party rental and catering companies. We operate 28 charitable bingo halls in Texas, Alabama, and South Carolina. We also own and operate Littlefield Hospitality in Austin, Texas. The Hospitality division consists of Premiere Events and Rental, a party and tent rental company, and Word of Mouth Catering, a custom catering company.

We were incorporated in Delaware in 1994 as American Bingo and Gaming Corp. From inception through 1999 we suffered through a chaotic leadership structure. There have been five (5) separate Presidents or Chief Executive Officers during our brief history as well as a continuously changing Board of Directors. In mid-1999, Daniel W. Deloney was named a director, and immediately after the resignation of the Board of Directors and management, became interim Chief Executive Officer and Chairman of the Board. In July 1999, Jeffrey L. Minch was appointed a director and in October 1999, was named President. Daniel W. Deloney continues as Chairman of the Board. This year we had one Board member resign. Gordon McNutt resigned in July because he owns commercial property where there is a liquor store as a tenant. Because he leases space to an unrelated business which holds a liquor license, we could not obtain a liquor license for our catering company. He resigned to clear the way for the receipt of our liquor license, and that license was subsequently issued to us shortly thereafter. He was replaced on the Board by Carlton Williams, and late in the year, Hank Anawaty was added as a fourth Board member. The Board of Directors owns a substantial amount of stock.

CURRENT YEAR EVENTS:

In 2003, we bought one bingo hall, Bingo Idea, in Odessa, Texas. We also leased out Grandview Bingo in Amarillo. Grandview was an under-performing hall that we have subleased to a group of charities. The arrangement is that of a standard monthly sublease and not a per-session lease like our other halls, but by doing this, we have turned an under-performing hall into a profitable sublease with positive cash flow and net income. In South Carolina, we converted one hall from a ‘B’ hall to a ‘C’ hall, and we moved Bonanza Bingo from Goose Creek to Ladson. In Alabama, we discontinued our Amusements division on January 31, 2003. All of these events are discussed more thoroughly in Item 6 – “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

PRINCIPLE BUSINESS AND MARKETS

We currently have two distinct and separate business segments.

  Littlefield Entertainment” owns and operates 28 charitable bingo halls. Of these 28 bingo halls, Fifteen (15) are in Texas (Austin-1, Abilene-2, Amarillo-3, McAllen-3, Lubbock-3, Odessa-2 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1) and ten (10) are in South Carolina (Charleston-6, Columbia-2, Greenville-1 and Georgetown-1). The total segment comprised approximately 63% of our total revenues in 2003.

  Littlefield Hospitality” consists of Austin Tents and Events which was acquired in November 2000, Premiere Party rental which was acquired in July of 2001, and Word of Mouth Custom Catering which was acquired in August of 2001. Austin Tents and Events and Premiere Party Rental were subsequently combined and are now called Premiere Events and Rental. Revenues in our Hospitality division comprised 37% of total gross revenues in 2003.

On January 31, 2003, a third unit, Littlefield Amusements was discontinued. This unit operated amusement type gaming machines in Montgomery, Alabama, but those machines were deemed illegal, and the business unit was discontinued.

The breakdown in revenues, net profit, and assets by segment is as follows:

	Entertainment	Hospitality	Other	Total Company
Gross revenues	6,281,027	3,661,372	112,791	10,055,190
Net income (loss)	2,155,784	(475,518)	(1,458,729)	221,537
Total assets	20,574,607	1,825,545	(6,512,790)	15,887,362
Net income (loss) before depr and amortization	2,633,132	(145,689)	(1,314,198)	1,173,245

The “Other” column consists of corporate overhead, other income and expenses, extra-ordinary gain, income taxes, inter-company eliminations and discontinued operations.

LITTLEFIELD ENTERTAINMENT. Our main business is the management of charitable bingo halls. We might be called a “charitable bingo lessor” or “bingo conductor” or “bingo promoter” depending upon the jurisdiction in which we are operating.

A new charity bingo hall is created when we contract with a real estate landlord, through a long-term real estate lease, to rent premises suitable for a bingo hall. We engage in precise market, demographic and location research in order to ensure the suitability of a specific site for the development of a new bingo hall. We then develop the physical plant for a bingo hall based upon our expertise; and, attract the requisite number of charities for the use of the premises and the services provided to support the Charities’ conduct of bingo operations.

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

In 2003, our charitable bingo halls raised approximately $3,538,000 in charitable funding for those charities that operate in our bingo halls. We helped raise $789,609 for charities in South Carolina, $329,777 for charities in Alabama, and $2,418,480 for charities in Texas. In the past three years alone our company has helped raise well over $9 million for charity.

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

The principle methods of competition used, once an ideal location is obtained, include providing clean, safe and attractive facilities, creating customer loyalty through various marketing efforts, and other promotional programs to stimulate interest in not only playing the game of bingo, but in frequenting our bingo locations specifically. Our combined industry knowledge also gives us a competitive advantage when negotiating with the various charities to use our facilities for their operations. Direct advertising is not permitted under the local bingo regulations by the promoter’s organizations in some jurisdiction and is permitted in others.

Regulation. We operate in Texas, Alabama and South Carolina, and each state regulates bingo operations differently.

In Texas, the Texas Lottery Commission regulates bingo and its rules are uniform throughout the State. In general, a bingo hall can contain up to seven (7) charities and can operate seven (7) days per week and conduct as many as fourteen (14) bingo sessions per week.

In South Carolina, the South Carolina Department of Revenue is the principal regulator for bingo. Its rules are uniform throughout the State. In general, a bingo hall can contain a single charity and can only operate five (5) sessions per week with a Class B license or everyday with a Class C license. In general, a Class C hall is permitted to play more often, but is required to pay out less money than a Class B hall.

In Alabama, bingo can only be played in counties that have a “local bill” authorizing bingo that has been passed by the state legislature. The local county sheriff is the principal regulator of bingo and regulations vary from county to county. In general, a bingo hall can contain up to ten (10) charities and can operate seven (7) days per week and conduct up to twenty-one (21) bingo sessions per week.

The breakdown in entertainment revenues by geographic region is as follows:

	Texas	Alabama	South Carolina	Total Entertainment
Gross revenues	$ 3,945,757	$ 1,344,459	$ 990,811	$ 6,281,027
Net operating income	1,624,180	224,683	306,920	2,155,783
Total assets	12,064,463	4,685,865	3,824,279	20,574,607
Operating income before depr & amortization	$ 1,899,594	$ 350,104	383,434	$ 2,633,132

LITTLEFIELD HOSPITALITY:

In the last quarter of 2000, we began a diversification of our businesses with the acquisition of Austin Tents and Events, and with the purchase of Premiere Party Rental and Word of Mouth Custom Catering in the summer of 2001. These combined businesses had average revenue of approximately $4,500,000 per year and operated in the central Texas area in and around Austin, Texas. The companies engaged in the party rental business, catering, and installation of tents for events, parties, weddings, festivals, etc. as well as a small amount of event planning (music, flowers, catering, etc.).

Competition: The catering, party rental, tent installation, and event coordination market is very fragmented, especially in the local Austin area. There are numerous catering and party rental companies in the Austin area. While some companies do offer catering services and party rentals, they do not offer “one-stop shopping”, that our combined companies can provide. The keys to success in the hospitality industry are to maintain quality-trained labor and to strive for consistency and excellence in customer service. The hospitality industry has a tradition of being fragmented and our combined acquisitions of Austin Tents and Events, Premiere Party Rental, and Word of Mouth Custom Catering give us a competitive edge in the Austin marketplace.

Regulation: There is no special regulation for this type of business, other than normal business taxes (sales & use, franchise, property, etc.) and employment issues. Permits are often needed for certain site locations. We comply with all regulatory issues.

LITTLEFIELD AMUSEMENTS:

As previously mentioned, Littlefield Amusements was discontinued as a business segment on January 31, 2003. One month of revenue and expenses from this former business unit is included in our financial records. At this time, all machines have been sold. The company no longer owns any gaming machines and would only contemplate returning to the business in a clearly regulated and non-saturated market.

EMPLOYEES:

As of the report date, we had approximately eighty-three employees (83) employees and four (4) directors, of which one is a full time employee. Of the current employment level, eight (8) are at our headquarters in Austin, Texas, six (6) are engaged in bingo operations, and sixty three (69) are with Littlefield Hospitality.

ITEM 2 – DESCRIPTION OF PROPERTY

Our principal executive offices, which we own, are located at 2501 North Lamar Boulevard, Austin, Texas 78705. We lease space for the majority of our bingo operations in Texas, Alabama, and South Carolina and in turn sublease the bingo centers to various charities. We are responsible for real estate taxes, insurance, common area maintenance and repair expenses on some of our leases. We own three bingo centers and our former corporate headquarters in South Carolina. We believe the condition of our leased and owned properties is good. No single property, leased or owned, amounts to 10% or more of our total assets.

State	City	Location Purpose	Location Name	Status
Alabama	Mobile	Bingo Hall	Bingo Haven	Operating
	Montgomery	Bingo Hall	Winners	Operating
	Montgomery	Bingo Hall	Good Times	Operating
South Carolina	Charleston	Bingo Hall	Beacon	Operating
	Charleston	(2) Bingo Halls (B&C)	Lucky I	Operating
	Charleston	(2) Bingo Halls (B&C)	Shipwatch	Operating
	Charleston	Bingo Hall	Bonanza	Operating
	Columbia	(2) Bingo Halls (B&C)	American Bingo I & II	Operating
	Columbia	To be leased	Old Corp. Hdqtrs	4,000 SF leased
	Georgetown	Bingo Hall	By George! Bingo	Operating
	Greenville	Bingo Hall	Bingo Amigo	Operating
Texas	Abilene	Bingo Hall	Ambler Bingo	Operating
	Abilene	Bingo Hall	Super Bingo	Operating
	Amarillo	Bingo Hall	Hi-Plains Bingo	Operating
	Amarillo	Bingo Hall	Goldstar II Bingo	Operating
	Amarillo	Bingo Hall	Grandview Bingo	Operating
	Austin	Corporate Headquarters	Corporate Hdqtrs	Occupied
	Austin	Bingo Hall	American Paradise	Operating
	Lubbock	Bingo Hall	Lucky Bingo	Operating
	Lubbock	Bingo Hall	Goldstar I Bingo	Operating
	Lubbock	Bingo Hall	Parkway Bingo	Operating
	McAllen	Bingo Hall	Americana I	Operating
	McAllen/San Juan	Bingo Hall	Triple City Bingo	Operating
	McAllen	Bingo Hall	El Bingo Grande	Operating
	Odessa	Bingo Hall	Strike It Rich	Operating
	Odessa	Bingo Hall	Bingo Idea	Operating
	Austin	Warehouse	Premiere Party Rental	Operating
	Austin	Kitchen & Offices	Word of Mouth	Operating
	San Antonio	Bingo Hall	Blanco Bingo	Operating

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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The State of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously. A court date has been set for January 2004. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. There can be no assurance of this result and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston. Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the “Lucky II” facility, which was closed in early 2000. The lease expired in February 2003. Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company’s liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff withdrew their support of the settlement agreement shortly thereafter. The Company has petitioned the court to enforce the settlement agreement and is currently awaiting this decision.

Littlefield Corp. v. Dye, Civil Action No. 2002-cp-08-478. The Company filed an action on March 6, 2002, in Berkeley County, South Carolina for collection on a note signed by Danny C. Dye. The note, which was executed on December 10, 1998, was in the amount of $80,000. The Company alleges that Dye still owes $58,481.29 toward the principle balance, plus $19,257.17 in accrued interest through December 31, 2002. On January 14, 2003, Mr. Dye amended his answer to assert counterclaims against the Company for fraudulent breach of contract and violation of the South Carolina Payment of Wages Act based on allegations that the Company failed to pay Dye amounts due under an employment contract. Mr. Dye has alleged that the Company owes him $375,000 in unpaid salary and is seeking treble damages under the Payment of Wages Act for a total amount of $1,250,000 in damages. The Company believes that the counterclaims are without merit and the Company plans to contest them vigorously.

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

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C. Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C. Properties II, Inc., a wholly owned subsidiary of ours, obtained a sub-lease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties, which stated that S.C. Properties could terminate the sub-lease in the event video poker or bingo were legislatively prohibited from operating in the State of South Carolina. On June 30, 2000, video poker (“video games”) became illegal in South Carolina and S.C. Properties gave notice of termination. Brigham sued for rent revenues not otherwise received in an undefined amount. In July this case was settled in our favor. At trial, we prevailed against both the landlord and Mr. Mims.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders during the fourth quarter of 2003.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASDAQ Small Cap Market System under the symbol "LTFD". The following table shows the range of reported high and low closing bid prices for our common stock for the periods indicated as reported on a daily basis by the NASDAQ Small Cap Market.

2003:	High	Low	2002:	High	Low
First Quarter	$0.60	$0.30	First Quarter	$2.35	$1.85
Second Quarter	$0.72	$0.35	Second Quarter	$2.00	$1.15
Third Quarter	$0.54	$0.36	Third Quarter	$1.40	$0.86
Fourth Quarter	$0.75	$0.43	Fourth Quarter	$1.23	$0.55

The Company’s stock price traded below a dollar for all of 2003. As a result, the NASDAQ Small Cap market has warned the Company that our stock is in danger of being delisted. If our stock is delisted from the NASDAQ Small Cap it will be moved to the “Over the Counter Market”, sometimes called the “Bulletin Board”. Our ticker symbol would remain the same and most shareholders would not notice a change in how they trade our stock or receive press releases and updates about our Company.

Security Holders

As of March 18, 2004, our common stock was held by approximately 1,196 beneficial shareholders.

Dividends

We have never paid, and currently have no intention to pay, any cash dividends on our common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2003.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The year 2003 showed remarkable consistency in our bingo division and marginal improvement in our hospitality division.

In November we acquired Bingo Idea, a bingo hall in Odessa, Texas, and have planned an additional acquisition of Bingo Barn in Midland. Once the Bingo Barn purchase is complete, we will reorganize and optimize our new and existing halls in the Midland/Odessa market.

Also in Texas, we reorganized our arrangement at Grandview Bingo in Amarillo. Grandview was a slightly under-performing hall. A competing hall which was larger and more profitable was unable to continue their lease in their location. As a result, we subleased our space at Grandview Bingo to that charity group. We receive a profitable markup for this sublease arrangement each month, but we do not receive per-session rent or take any part in their bingo operations.

In Alabama, we discontinued our Amusement operations on January 31, 2003, sold the machines, and eliminated the employees associated with that business. We also introduced “Lightning Bingo” in Montgomery. Lightning Bingo is a quick paced bingo game with more frequent games and smaller payouts. Bingo operations in Alabama are facing increased competition from “Indian Casinos” in the area. These casinos, which are mini-gaming centers, operate under different rules with different pay-out structures than our charitable bingo halls in the same market.

In South Carolina, we changed By George Bingo in Georgetown from a ‘B’ hall to a ‘C’ hall. ‘C’ halls in South Carolina can play every day but have smaller prizes than ‘B’ halls. By George is performing much better as a ‘C’ hall. As part of a continued reorganization and optimization plan, we also moved Bonanza Bingo from Goose Creek to a new location in Ladson.

Our Hospitality division saw signs of improvement in 2003 with decreased direct and indirect expenses when compared to 2002. We received a liquor license for Word of Mouth Catering and have begun offering full bar service to our clients. We also have an arrangement with Fall Creek Vineyards to sell Word of Mouth labeled wines at our events. Even though the Hospitality division is improving the division again recorded a net loss for the year.

Results of Operations

Comparison of 2003 to 2002

Note: All figures discussed below have been rounded off to the nearest thousand and are approximate.

We had net income in 2003 totaling $222,000 compared to a net loss in 2002 of $2,701,000. The large net loss in 2002 was largely attributable to a $1,717,000 goodwill impairment related to the hospitality division. There was no goodwill impaired in 2003. With goodwill impairment removed from 2002, we had a net loss in 2002 of $984,000, a $1,206,000 increase.

We had operating income of $547,000 in 2003, compared to an operating loss of $2,328,000 in 2002. With the goodwill impairment removed, we had net operating income of $547,000 in 2003, compared to a net operating loss of $610,000 in 2002, a $1,157,000 increase.

Broken down by segments, net income from bingo operations (Littlefield Entertainment) was $2,156,000 in 2003 compared to $1,925,000 in 2002, an increase of over 5% increase. The hospitality division had a net loss from operations of $476,000 in 2003, compared to a net loss of $2,225,000 in 2002. Much of the loss in 2002 was related to a goodwill impairment adjustment of $1,717,000 the net operating loss by the Hospitality division (before considering the 2002 goodwill adjustment) decreased by over 74% to $476,000 in 2003 compared to a net loss of $1,217,000 in 2002.

Revenues

Total revenues were $9,971,000 in 2003 compared to 10,331,000 in 2002 a decrease of 3.5%. The reduction in revenue is due to reduced sales in our hospitality division.

Broken down by segments, revenue from bingo operations (Littlefield Entertainment) was $6,281,000 in 2003 compared to $6,244,000 in 2002 an increase of $37,000. By geographic region, Texas bingo had revenue of $3,946,000 in 2003 compared to $3,465,000 in 2002, a $481,000 increase. South Carolina bingo had revenue of $991,000 in 2003 compared to revenue of $1,128,000 in 2002 a $137,000 decrease. Alabama bingo had revenue of $1,344,000 in 2003 compared to revenue of $1,652,171 in 2002 a $308,000 decrease. Littlefield Hospitality had gross revenues of $3,661,000 in 2003 compared to $4,080,000 in 2002, a $419,000 decrease.

Gross Margins

Gross Margin in 2003 was $2,019,000 or 20% of revenue, compared to gross margin in 2002 of negative $223,000. Again, the goodwill impairment in 2002 makes for an unusual comparison; so with the goodwill impairment removed, we had gross margin in 2003 of $2,019,000, or 20% of revenue compared to a gross margin before goodwill impairment in 2002 of $1,494,000 or 14% of revenue. This represents an increase in gross margin of over $525,000 or 5% of revenue.

Broken down by segments, the Entertainment (bingo) division had gross margin in 2003 of $2,272,000 (36% of revenue) compared to a gross margin in 2002 of $1,895,000 (30% of revenue) a $377,000 increase. The Hospitality division had gross margin in 2003 of negative $314,000 compared to gross margin in 2002 of negative $2,225,000, but with the goodwill impairment removed the Hospitality division had gross margin in 2003 of negative $314,000 (9% of revenue) compared to gross margin before goodwill impairment in 2002 of negative $507,000 (12% of revenue). This represents a $193,000 improvement in gross margin for the Hospitality division.

Gross margin as discussed above includes all direct and indirect expenses, depreciation, and goodwill impairment which occurred only in 2002.

General & Administrative Expenses

Corporate overhead, also called general and administrative expense, was $1,472,000 in 2003 compared to $2,105,000 in 2002, a reduction in overhead expense of $633,000. The reduction is due mostly to decreased wage expense as some positions were eliminated through layoff and attrition. Also, a bonus for our President and CEO of $300,000 was accrued (but not paid) in 2002, and no such bonus was awarded in 2003. The President and CEO also took a $40,000 pay cut in 2003 to help reduce corporate overhead.

Other Income and Expenses

Interest and investment income fell to $47,000 in 2003 from $272,000 in 2002. The decrease is due in part to the sale of investments in late 2002, and also to a note receivable that we hold but could not accrue interest on in 2003 because the note payer declared bankruptcy. We would otherwise have accrued $135,000 in interest income in 2003 from that note receivable. We are very well collateralized with respect to this note receivable and we expect to fully recover all money owed to us plus interest. Interest expense grew slightly in 2003 to $358,000 from $343,000 in 2002. We had a gain on the sale of fixed assets in 2003 of $71,000 compared to a loss on the sale of fixed assets of $37,000 in 2002. The gain on the sale of fixed assets in 2003 was not due to any single event but was made up of many small dispositions throughout the year.

Our income tax expense for 2003 was $60,000 compared to $60,000 in 2002, all of which is related to state income taxes. The Company currently has a net operating loss available for carryover on its federal income taxes in excess of $4,600,000.

Extraordinary Gain

We had no extraordinary gains from continued operations in 2003.

Liquidity and Capital Resources

Cash flow from operations of $1,005,728 was sufficient to fund all investment and financing activities in 2003. At year end, net cash and cash equivalents increased by $96,325 compared to last year. We predict that next year’s cash flow from operations will also be sufficient to fund normal business investing and financing activities, but we will continue to seek additional financing from either sellers or third party lenders for any major acquisitions.

We have reserved approximately $1,570,000 for punitive damages related to a legal judgment that was rendered against the Company in February 2001. We have already paid the actual damages of approximately $157,000, and our appeal continues. Should we lose our final appeal we plan to set up a payout arrangement with the plaintiff to pay off the amount due over some period of time. We have also reserved $167,500 for two other settlements, one of which is still pending.

In 2004, we plan to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations. We also plan to use advantageous combinations of bank financing, seller financing, treasury stock, and cash on new bingo hall acquisitions when favorable terms can be obtained.

New Accounting Standards

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies began January 1, 2002. The Company will continue to review the impairment of all of our intangible assets on an annual basis.

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

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Calendar year end companies must follow a prescribed format and provide additional disclosures beginning with the December 31, 2002 annual reports.

Item 7 - Financial Statements

The independent auditors’ report, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.

Report of Sprouse & Anderson, L.L.P.	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4-F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7-F-8
Notes to Consolidated Financial Statements	F-9-F-28

Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A – Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the 2003 fiscal year. This evaluation ("Controls Evaluation") was done with the participation of our president and chief executive officer ("CEO") and chief financial officer ("CFO").

Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Littlefield Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information relating to Littlefield Corporation is made known to management on a timely basis during the period when our periodic reports are being prepared. There were no changes in our Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our Internal Controls.

PART III

Item 9 - Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 19, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than April 15, 2004, is incorporated herein by reference.

Item 10 - Executive Compensation

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 19, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than April 15, 2004, is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 19, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than April 15, 2004, is incorporated herein by reference.

Item 12 - Certain Relationships and Related Transactions

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 19, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than April 15, 2004, is incorporated herein by reference.

Item 13 - Exhibits, Lists and Reports on Form 8-K

Exhibit	Description
3.1	Certificate of Incorporation of the Company dated September 8, 1994, as amended October 17, 1994, and further amended July 31, 1997 and August 13, 1998, and September 22, 1999 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

10.1*	Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.2*	Amended and Restated 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.3*	1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-KSB filed by the Company for the year ended December 31, 1994).
10.4*	Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.5*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.6*	American Bingo 7 Gaming Corp. Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on From 10-QSB filed by the Company on August 16, 1999, for the quarter ended June 30, 1999).

10.7	Master Coin Machine Agreement dated November 9, 1998, by and among the Company, Gold Strike, Inc., Mims & Dye Enterprises, LLC, Michael W. Mims and Danny C. Dye (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-KSB filed by the Company on March 18, 1999, for the year ended December 31, 1998).

10.8	Settlement Agreement dated January 27, 1997 with the State of Florida (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-QSB filed by the Company on August 14, 1998 for the quarter ended June 30, 1998).

10.9*	Employment Agreement effective as of April 1, 2002, with Jeffrey L. Minch.
21.1	Subsidiaries of the Company
31.1	Certification Pursuant to Rules 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. 1350
*	Denotes a management contract or compensatory plan or arrangement.

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 19, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than April 15, 2004, is incorporated herein by reference.

Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2004

LITTLEFIELD CORPORATION
(Registrant)
By: /s/ Jeffrey L. Minch
Jeffrey L. Minch
President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Jeffrey L. Minch Jeffrey L. Minch	President and Chief Executive Officer, Director	March 18, 2004
/s/Daniel W. Deloney Daniel W. Deloney	Chairman of the Board	March 18, 2004
/s/Carlton Williams Carlton Williams	Director	March 18, 2004
/s/Henry A. Anawaty Henry A. Anawaty	Director	March 18, 2004

LITTLEFIELD CORPORATION & SUBSIDIARIES

DECEMBER 31, 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT	F-2
FINANCIAL STATEMENTS: Consolidated Balance Sheet as of December 31, 2003	F-3
Consolidated Statements of Operations for the
Years Ended December 31, 2003 and 2002	F-4-F-5
Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2003 and 2002	F-6
Consolidated Statements of Cash Flows for the
Years Ended December 31, 2003 and 2002	F-7-F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9-F-28

INDEPENDENT AUDITORS' REPORT

Board of Directors
Littlefield Corporation

We have audited the accompanying consolidated balance sheet of Littlefield Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

SPROUSE & ANDERSON, L.L.P.

Austin, Texas

March 18, 2004

Littlefield Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$ 285,380
Accounts receivable, net of allowance for doubtful accounts of $22,500	681,307
Equity Securities, available for sale	514,098
Other current assets	100,588
Total Current Assets	$ 1,581,373

Property and Equipment – at cost, net of accumulated depreciation and amortization	$ 8,153,828

Other Assets:
Notes receivable	845,000
Goodwill	4,280,044
Intangible assets, net	444,046
Other non-current assets	583,071
Total Other Assets	6,152,161

TOTAL ASSETS	$ 15,887,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	355,989
Obligations under capital lease	56,425
Long term debt, current portion	376,345
Long term debt-related party, current portion	860,497
Trade accounts payable	386,943
Reserve for settlements	1,737,500
Accrued expenses	614,063
Other current liabilities-related party	409,254
Total Current Liabilities	$ 4,797,016

Long-term Liabilities:

Obligations under capital lease, net of current	133,359
Long term debt, net of current portion	2,425,489
Long term debt-related party, net of current portion	522,403
Total Long-term Liabilities	$ 3,081,251

Total Liabilities	$ 7,878,267

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,307,373 shares)	10,177
Additional paid-in-capital	23,743,847
Treasury stock – 1,869,517 shares, at cost	(2,384,945)
Stock subscription receivable	(6,631)
Accumulated other comprehensive income	36,429
Accumulated deficit	(13,389,782)
Total Stockholders' Equity	$ 8,009,095

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,887,362

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	2003	2002
REVENUES:
Entertainment	$ 6,281,027	$6,244,375
Hospitality	3,661,372	4,086,843
Other	28,883	---
TOTAL REVENUES	9,971,282	10,331,218

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	2,578,104	3,218,991
Rent and utilities	2,122,878	2,064,015
Other direct operating costs	2,379,963	2,774,938
Depreciation and amortization	807,178	717,469
Goodwill impairment	---	1,717,337
License expense	63,779	61,479
TOTAL COSTS AND EXPENSES	7,951,902	10,554,229

GROSS MARGIN	2,019,380	(223,011)

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	511,259	1,095,383
Legal and accounting fees	429,435	375,796
Depreciation and amortization	133,313	110,083
Other general and administrative	365,777	401,710
Provision for doubtful accounts and write-offs	32,245	121,805
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,472,029	2,104,777

OPERATING INCOME (LOSS)	547,351	(2,327,788)

OTHER INCOME AND EXPENSES:
Interest and investment income	46,561	271,888
Interest expense	(357,660)	(342,703)
Loss on sale of fixed assets and intangibles	(64,056)	(36,679)
Loss on sale of investment assets	(51,637)	(59,069)
Write-off of abandoned assets	(3,000)	---
Reserve for legal settlements	---	(157,500)
Other income and (expense)	(14,846)	2,729
Gain on write-off of capital lease payable	135,163	---
TOTAL OTHER INCOME AND EXPENSES	(309,475)	(321,334)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	237,876	(2,649,122)
PROVISION FOR INCOME TAXES	57,817	60,401
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	180,059	(2,709,523)

DISCONTINUED OPERATIONS
Net loss from operations of discontinued Amusements division, net of state income tax expense of $2,183 and $428, respectively	(9,747)	8,126
Gain on disposal of assets of discontinued Amusements operations	51,225	---

NET INCOME (LOSS)	221,537	(2,701,397)

OTHER COMPREHENSIVE INCOME (LOSS), Net of Tax of $0 and $0
Unrealized loss on available for sale securities in 2002 of $185,954 less reclassification adjustments for net loss of $55,167	159,599	(130,787)
NET COMPREHENSIVE INCOME (LOSS)	$ 381,136	$(2,832,184)

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Years Ended December 31,
	2003	2002
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$ .03	$ (.33)

Diluted earnings (loss) per share	$ .03	$ (.33)

Weighted average shares outstanding – basic	8,269,133	8,116,062

Weighted average shares outstanding – diluted	8,375,030	8,116,062

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	-Common Stock-		Additional Paid-in	Treasury	Subscriptions	Accumulated	Accumulated Other Comprehensive
Description	Shares	Value	Capital	Stock	Receivable	Deficit	Income	Total
Balance at December 31, 2001	8,006,055	$10,177	$23,782,716	$(2,758,654)	$ 0	$(10,909,922)	$ 7,617	$10,131,934

Issuance of treasury stock for director compensation	7,500		5,175	9,075				14,250

Issuance of treasury stock under deferred compensation plan	25,000		(16,006)	30,250				14,244

Issuance of treasury stock pursuant to Acquisition of El Bingo Grande business	5,000		(450)	6,050				5,600

Issuance of treasury stock pursuant to 401(K) match and profit sharing	49,425		46,300	60,457				106,757

Issuance of treasury stock for cash under employee stock purchase plan and employee 401k deferrals	94,303		11,314	116,173	(31,360)			96,127

Comprehensive loss for the year ended 12/31/02							(130,787)	(130,787)

Net loss for the year ended 12/31/02						(2,701,397)		(2,701,397)

Balance at December 31, 2002	8,187,283	$10,177	$23,829,049	$(2,536,649)	$(31,360)	$(13,611,319)	$(123,170)	$ 7,536,728

Issuance of treasury stock under deferred compensation plan	50,000		(42,580)	67,659				25,079

Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	70,090		(42,622)	84,045	24,729			66,152

Comprehensive income for the year ended 12/31/03							159,599	159,599

Net income for the year ended 12/31/03						221,537		221,537

Balance at December 31, 2003	8,307,373	$10,177	$23,743,847	$(2,384,945)	$(6,631)	$(13,389,782)	$ 36,429	$ 8,009,095

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 221,537	$(2,701,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and goodwill impairment	951,708	2,830,137
Bad debt allowance and write-offs	47,244	121,805
Loss on and disposal of fixed and intangible assets	---	36,679
Loss on sales of investment assets	51,637	59,069
(Gain) on disposal of property and equipment	(836)	---
Compensation and benefits paid with treasury stock	---	121,007

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	7,336	225,283
Prepaid expenses and other assets	5,837	(105,213)
Trade accounts payable	(77,314)	178,338
Accrued expenses and other liabilities	(201,421)	375,825
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,005,728	1,141,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	431,264	547,192
Purchase of property and equipment	(155,763)	(1,629,306)
Collections of notes receivable	---	49,839
Purchase of goodwill/intangibles	(115,330)	(74,448)
Proceeds from sale of property and equipment	210,469	7,001

NET CASH PROVIDE (USED) IN INVESTING ACTIVITIES	370,640	(1,099,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and capital leases	(1,306,413)	(1,299,799)
Proceeds from notes payable	26,370	394,499
Proceeds from issuance of treasury stock	---	96,127

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(1,280,043)	(809,173)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,325	(767,362)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	189,055	956,417

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 285,380	$ 189,055

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:
	$207,536	$ 378,233
Interest

Income taxes	$ 23,500	$ 109,657

Non-cash transactions:

Stock for compensation	-0-	$ 121,007

Acquisition of property and equipment in exchange for notes payable	$130,000	$1,274,579

Acquisition of intangibles in exchange for treasury stock	-0-	$ 5,600

Acquisition of intangibles in exchange for notes payable	-0-	$1,300,000

Acquisition of equipment under capital lease	$130,691	$ 100,096

Issuance of treasury stock under deferred compensation plan	$ 25,079	$ 14,244

See notes to consolidated financial statements

Littlefield Corporation – Notes to Consolidated Financial Statements
December 31, 2003

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Littlefield Corporation actively participates in the U.S. charitable bingo market, and the event planning/hospitality business. The Company’s corporate headquarters is located in Austin, Texas, and the Company operates primarily through wholly owned subsidiaries in Texas, South Carolina and Alabama. The Company generates its revenues from bingo centers in all three states and the event planning/hospitality market in Texas.

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

Advertising:

Advertising costs are expensed when incurred or the first time the advertising takes place. During 2003, the Company had advertising expenses of $99,112 compared to $178,840 in 2002. At December 31, 2003, the Company had prepaid advertising costs of approximately $19,525.

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

  Catering and Party Rental:

  Revenue is also earned from the Hospitality division which charges fees for catering, staffing, bar service, event coordination, and party event and tent rentals.

  Other:

  Other revenues are earned concessions, vending machines, bingo supplies, and other sources.

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

Stock Based Compensation:

The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) requires companies that continue to use APB 25 to account for its stock-based compensation plan to make proforma disclosures of net income (loss) and earnings (loss) per share as if SFAS No. 123 had been applied. Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The options granted in 1999 and 1998 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the consolidated financial statements. Had compensation cost for the Company’s stock options been determined consistent with FASB Statement No. 123, “Accounting for Stock Based Compensation”, the Company’s net income (loss) and net income (loss) per share would have been decreased (increased) to the pro-forma amounts indicated below:

		2003	2002
Net income (loss)	As reported	$221,537	$(2,701,397)
	Proforma	$183,420	$(2,762,958)

Basic earnings (loss) per share	As reported	$0.03	$(.33)
	Proforma	$0.02	$(.34)

Diluted earnings (loss) per share	As reported	$0.03	$(.33)
	Proforma	$0.02	$(.34)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were for grants in 2003; dividend yield of 0%, expected volatility of 113%, risk free interest rates of 5.0%, and an expected life of approximately 10 years. The following assumptions were for grants in 2002; dividend yield of 0%, expected volatility of 80%, risk free interest rates of 5.0%, and an expected life of approximately 10 years. The following assumptions were for grants in 2001; dividend yield of 0%, expected volatility of 80%, risk free interest rates of 6.5%, and an expected life of 8 years. The following assumptions were used for grants in 1999; dividend yield of 0%, expected volatility of 80%, risk free interest rates estimated at 6.125%, and an expected life of 6.5 years. The following assumptions were used for grants in 1998; dividend yield of 0%, expected volatility of 84%, risk free interest rates estimated at 6%, and an expected life of 3 years.

Comprehensive Income:

The Company has other comprehensive income related to unrealized gains and losses on available for sale securities.

New Accounting Standards:

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies will be January 1, 2002. However, it is also effective on acquisitions initiated after July 1, 2001, which included our acquisition of Premiere Party Rental and Word of Mouth Catering. Therefore, no amortization expense was recognized for these two companies in 2001, but a goodwill impairment adjustment of a significant amount was deducted in 2002 for these two companies. The Company will continue to review the impairment of all of its intangible assets on an annual basis.

In September 2001, the FASB issued Statement 143, “Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company’s fiscal year ending December 31, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Statement will be effective for the Company’s fiscal year ending December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Calendar year end companies must follow a prescribed format and provide additional disclosures in the December 31, 2002 annual reports.

NOTE 2 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS

2003

In November 2003, the Company acquired Bingo Idea, a bingo hall in Odessa, Texas and has planned an additional acquisition of Bingo Barn in Midland, Texas. Once the Bingo Barn purchase is complete, the Company will reorganize and optimize its new and existing halls in the Midland/Odessa market. This should occur in early 2004.

Also in Texas, the Company reorganized its arrangement at Grandview Bingo in Amarillo. Grandview was a slightly under performing hall. A competing hall, which was larger and more profitable, was unable to continue their lease in their location. As a result, the Company subleased its space at Grandview Bingo to that charity group. The Company receives a profitable markup for this sublease arrangement each month, but do not receive per-session rent or take any part in their bingo operations.

In Alabama, the Company discontinued its Amusement operations on January 31, 2003, sold the machines, and eliminated the employees associated with that business. The Company also introduced “Lightning Bingo” in Montgomery. Lightning Bingo is a quick paced bingo game with more frequent games and smaller payouts. Bingo operations in Alabama are facing increased competition from “Indian Casinos” in the area. These casinos, which are mini-gaming centers, operate under different rules with different pay-out structures than our charitable bingo halls in the same market.

In South Carolina, the Company changed By George Bingo in Georgetown from a ‘B’ hall to a ‘C’ hall. ‘C’ halls in South Carolina can play every day but have smaller prizes than ‘B’ halls. By George is performing much better as a ‘C’ hall. As part of a continued reorganization and optimization plan, the Company also moved Bonanza Bingo from Goose Creek to a new location in Ladson.

As part of the acquisition of Word of Mouth Catering and Premiere Party Rental, which took place in 2001, the Company entered into three employment agreements with the principles of those businesses. This year, one of those employment agreements was amicably terminated under terms agreeable to both parties. That employee is now an independent contractor who acts as a consultant to the Company on an “as needed” basis. As of December 31, 2003, the remaining salary expense associated with the remaining two employment agreements is approximately $88,500.

2002

In the first quarter of 2002, the Company opened two new bingo halls in South Carolina: a “C” hall in Columbia and a “B” hall in Georgetown.

In the third quarter of 2002, the Company purchased El Bingo Grande in McAllen, Texas.

Also, in the third quarter of 2002, the Company opened a new start up hall, Triple City Bingo, in Pharr, Texas (near McAllen).

In the fourth quarter, the Company opened a new “C” hall in Charleston, South Carolina and another “C” hall in Greenville, South Carolina.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consists of the following:

Land	$ 931,724
Buildings	3,458,942
Building and leasehold improvements	4,214,807
Bingo, and rental equipment	1,620,337
Equipment, furniture and fixtures	2,257,152
Automobiles	372,495
12,855,457
Less: Accumulated depreciation and amortization	(4,701,629)

Property and equipment, net	$ 8,153,828

Depreciation and amortization expense charged to operations for the years ended December 31, 2003 and 2002 was $951,708 and $1,112,800 respectively.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2003 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill (includes bingo licenses)	$7,061,044	$(2,781,000)	$4,280,044
	Entertainment	Hospitality
Balance at December 31, 2002	$3,843,330	$371,384	$4,214,714
Goodwill acquired during the year	65,330	-0-	65,330
Impairment losses	-0-	-0-	-0-
Balance at December 31, 2003	$3,908,660	$ 371,384	$4,280,044

Intangible assets at December 31, 2003 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses	$437,745	$ -0-	$437,745

Intangible Assets with Finite Lives:
Covenants not to compete	$210,000	$(210,000)	-0-
Capitalized acquisition costs related to note receivable	50,950	(44,649)	6,301
Intangible Assets, Net of Accumulated Amortization			$444,046

During the year ended December 31, 2003, the Company purchased goodwill in the amount of $65,330 associated with the acquisition of Bingo Idea Bingo Hall. During 2003, the Company also acquired bingo licenses with indefinite lives for $50,000.

Future amortization on intangible assets with finite lives is approximately $6,301 in 2004.

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

For the year ended December 31, 2003, the Company evaluated the carrying value of goodwill for each reporting unit of the company and determined that no impairment of goodwill was necessary.

For the year ended December 31, 2002, the Company evaluated the carrying value of goodwill and determined that goodwill associated with the hospitality division was impaired. The Company wrote down the carrying value of goodwill associated with the hospitality division and charged earnings $1,717,337. A similar method of valuation used when purchasing the companies was used to determine the impairment amount. The Company used a valuation of two to five times the trailing twelve months’ cash flow when acquiring the companies. Because the trailing twelve months cash flow in the current year was negative, a weighted average for the prior five years was used instead, with the most recent years being weighted the heaviest. Once the total value was determined, the original amounts allocated to fixed and other tangible assets was deducted from this total value and the remaining amount compared to the carrying book value of the goodwill at December 31, 2002.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable at December 31, 2003 consist of the following:

   Installment note payable to a bank, due on demand. The note accrues interest at prime plus   1.5% with monthly payments of principal and interest of $20,003, maturing May 2004,   secured by a note receivable with an underlying deed of trust securing the note receivable   and personal guaranty of CEO/President of the Company
$ 118,818

Installment note payable to a bank, due in monthly installments of $3,121, including interest at 7.75%, due on demand or January 2005, secured by furniture and fixtures	38,171

Note payable to a financial institution, accruing interest at twelve month LIBOR rate plus 2%, principal and interest due on demand or July 2003, secured by investments	199,000
$ 355,989

At December 31, 2003, the Company was in violation of a financial covenant under one loan agreement with a bank. The bank has not waived the violation, and as a result, the entire balance due under that loan is shown as current.

Long-term debt at December 31, 2003 consist of the following:

Mortgage note payable to a bank, due in quarterly installments of approximately $61,000, including interest at prime plus 1%, maturing June 2008, secured by real estate	$ 534,854
Mortgage note payable to a third party, due in monthly installments of $8,563, including interest at 9% maturing August 2006, secured by a deed of trust on the real estate	242,804
Mortgage note payable to a bank, due in monthly installments of $4,368, including interest at the prime rate, maturing August 2012, secured by a deed of trust on the real estate	645,704
Mortgage note payable to a third party, due in monthly installments of $5,578, including interest at 8% maturing July 2010, secured by a second lien on the real estate	566,262
Installment note payable to a bank, due in monthly installments of $15,916, including interest at the prime rate, maturing August 2007, secured by a second lien on the Company’s corporate headquarters, a third lien on real estate, the business’ bingo license, a $200,000 certificate of deposit and a personal guarantee by the Company’s president & CEO for $270,000.	624,523
Installment note payable to a third party, due in monthly installments of $984, including interest at .9%, maturing May 2004, secured by an automobile	4,945
Installment note payable to a third party, due in monthly installments of $758, including interest at 0%, maturing September 2006, secured by an automobile	25,015
Installment note payable to a third party, due in monthly installments of $767, including interest at 5.9%, maturing January 2005, secured by an automobile	9,572
Installment note payable to a third party, due in monthly installments of $527, including interest at 5.9%, maturing March 2007, secured by an automobile	18,155
Installment note payable to a third party, due in monthly installments of $4,047, including interest at 8% maturing December 2006, unsecured	130,000
2,801,834
Less current maturities	(376,345)
Long-term debt, net of current portion	$2,425,489

Long-term debt related party at December 31, 2003 consists of the following:

Installment note payable to a third party, due in monthly installments of $13,170, including interest at 7%, maturing August 2006, secured by bingo hall business	$ 383,500
Note payable to a related party, accruing interest at 8%. Interest due annually and principal due at maturity, July 2004, secured by a letter of credit, which is secured by a $300,000 personal guaranty of CEO/President of the Company and a note receivable	500,000
Installment note payable to a related party, due in quarterly installments of $31,250, plus interest at 8%, maturing July 2005, secured by cash flow from the acquired business	218,750
Installment note payable to a related party, due in quarterly installments of $12,500, plus interest at 8%, maturing August 2005, unsecured	87,500
Installment note payable to a related party, due in quarterly installments of $12,500, plus interest at 8%, maturing August 2005, unsecured	87,50
Installment note payable to a related party, due in monthly interest only installments of $594 at 6.75%, with a balloon payment on July 2006	105,650
1,382,900
Less current maturities	(860,497)
Long-term debt, related party, net of current portion	$ 522,403

Principal payments on notes payable and long-term debt for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,
2004	$1,592,831
2005	700,671
2006	583,563
2007	182,730
2008	72,167
Thereafter	1,408,761
$4,540,723

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

The Company entered into a capital lease in February 2003 totaling $101,001 with monthly payments of $2,104 including interest at an annual rate of 16%. The equipment is included in property and equipment at December 31, 2003, at a cost of $73,788. A second capital lease was entered into in November 2003 totaling $88,702 with monthly payments of $1,848 including interest at an annual rate of 13.49%. The equipment is included in property and equipment at December 31, 2003, at a cost of $55,000.

Future minimum payments due under capital lease obligations are as follows:

Years Ending December 31, 2003
Total future minimum lease payments	$234,611
Less amount representing interest	(44,827)
Present value of minimum lease payments	189,784
Less current installments	(56,425)
Obligations under capital leases, net of current portion	$ 133,359

Principal payments on capital leases for each of the next five fiscal years are as follows:

Future Maturities
2004	$ 56,425
2005	65,029
2006	66,821
2007	1,509
$189,784

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.

The carrying amount and fair value of notes receivable, capital leases payable and notes payable at December 31, 2003 are as follows:

	Carrying Amount	Fair Value
Notes receivable	$ 845,000	$ 845,000
Capital leases payable	189,784	189,784
Notes payable	4,540,723	4,540,723

The fair values of the Company’s fixed rate notes receivable, capital leases payable and notes payable have been estimated based upon relative changes in the Company’s borrowing rates since origination of the fixed rate debt.

NOTE 9 - INCOME TAXES

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 2003 and 2002 is as follows:

	2003	2002
Expected income tax (benefit)	$ 95,723	$(918,475)
Amounts not deductible for federal income tax purposes	3,896	6,434
State income taxes, net of federal income tax	60,000	60,829
Change in valuation allowance	(99,619)	912,041
	$ 60,000	$ 60,829

The provision for income taxes consists of the following:

	2003	2002
Current year income taxes:
Federal	$ -0-	$ -0-
State	60,000	60,829
Deferred income taxes:
Federal	-0-	-0-
State	-0-	-0-
	$60,000	$60,829

Deferred tax assets and liabilities as of December 31, 2003 are as follows:

Current deferred tax asset	$ ---	$ ---
Current deferred tax liability	---	---
Valuation allowance for current deferred tax asset	---	---
Net current deferred tax asset	$ ---	$ ---

Non-current deferred tax asset	$ 4,638,070	$4,737,689
Non-current deferred tax liability	---	---
Valuation allowance for non-current deferred tax asset	(4,638,070)	(4,737,689)
Net non-current deferred tax asset	$ -0-	$ -0-

The non-current deferred tax asset results from differences in amortization of the non-compete agreements, and asset write-off and reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses.

At December 31, 2003, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6.4 million that begin expiring in the year 2009. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company has acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 14). The average price to repurchase these shares was $1.08 and at December 31, 2003 the Company holds 1,869,517 treasury shares.

The Company did not acquire any shares during 2002 or 2003.

In 2003, the Company issued 50,000 shares of treasury stock as deferred compensation at a cost of $25,079. The Company issued 70,090 shares of treasury stock at a cost of $66,152 for cash and subscriptions receivable.
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

NOTE 11 - EARNINGS PER SHARE

A reconciliation of basic to diluted earnings (loss) per share is as follows:

	2003		2002
Numerator:	Basic	Diluted	Basic	Diluted
Net income (loss)	$221,537	$221,537	$(2,701,397)	$(2,701,397)

Net income (loss) available to common stockholders	$221,537	$221,537	$(2,701,397)	$(2,701,397)
Denominator:
Weighted average shares outstanding	8,269,133	8,269,133	8,116,062	8,116,062
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	105,897	---	---
Weighted average shares outstanding	8,269,133	8,375,030	8,116,062	8,116,062
Earnings (loss) per share	$ .03	$ .03	$ (.33)	$ (.33)

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock options. At December 31, 2003, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,000,000 common shares over ten years from the date of each plan’s approval. At December 31, 2003, a total of 654,055 options are outstanding under these plans. As of December 31, 2003, an additional 100,000 options for shares are outstanding to non-employees outside of these plans; however those options subsequently expired on February 5, 2004.

	Employee Stock Plans		Other Compensatory		Combined Total
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options
Outstanding at 12/31/01	619,500	$ 2.58	100,000	$3.88	719,500
Granted	267,500.59		---	---	267,500
Exercised	(25,000)	(.57)	---	---	(25,000)
Forfeited	(175,000)	(3.74)	---	---	(175,000)
Outstanding at 12/31/02	687,000	$1.60	100,000	$3.88	787,000
Granted	20,055	0.53	---	---	20,055
Exercised	(50,000)	(.53)	---	---	(50,000)
Forfeited	(3,000)	-0-	---	---	(3,000)
Outstanding at 12/31/03	654,055	$ 1.70	100,000	$3.88	754,055

The fair value of options issued during 2003 and 2002 were $10,000 and $132,000, respectively.

The following table summarizes information about options outstanding at December 31, 2003 and 2002 under the Employee Stock Plan:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2003:	$-0---$3.75	654,055	5.6 years	$1.70	562,180	$1.89
2002:	$-0---$3.75	687,000	5.5 years	$1.60	533,875	$1.90

The following table summarizes information about other compensatory stock options outstanding at December 31, 2003 and 2002. All of these other compensatory stock options have subsequently expired on February 5, 2004.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2003:	$3.88	100,000	0.1 year	$3.88	100,000	$3.88
2002:	$3.88	100,000	1.1 years	$3.88	100,000	$3.88

NOTE 13 - RELATED PARTY TRANSACTIONS

In March 1998 the Company acquired Ambler Bingo. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $400,000 to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. This note payable was due in monthly installments of $9,765, with an interest rate of 8.0% and a maturity date of May 2002. For the years ended December 31, 2003 and 2002, the Company recognized $0 and $643 of interest expense to this obligation. This note has been paid in full.

In July 2001, the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% with a maturity date of July 2005. The second note is due and payable in full, at maturity, July 2004. Interest is due annually and accrues interest at 8%. The second note is secured by a $300,000 personal guaranty by the President of the Company and a note receivable. For the years ended December 31, 2003 and 2002, the Company recognized $59,360 and $72,300 of interest expense related to these obligations.

In August 2001, the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. In November 2003, the relationship with one of the sellers changed from that of an employee to an independent contractor on a consulting basis. The term of the note did not change. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the years ended December 31, 2003 and 2002, the Company recognized $59,360 and $72,300 of interest expense related to these obligations.

In September 2001, the Company acquired an automobile from a current employee. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $34,540 to the seller (a related party), as partial consideration for this purchase. This note payable is due in monthly installments of $1,531, with an interest rate of 6% and a maturity date of September 2003. For the years ended December 31, 2003 and 2002, the Company recognized $0 and $1,361 of interest expense related to this obligation. In January 2003, an agreement was reached for the employee to repurchase the vehicle and regain title to the vehicle.

In June 2000, the Company entered into a warehouse lease agreement for 12,000 sq. ft. of storage space with a partnership owned by two Company employees. The lease had a two-year term at a rate of $1,729 per month, and later went month to month at the same rate. The warehouse was used to store amusement machines associated with the now discontinued Amusement division. That lease was terminated in accordance with the lease in March 2003.

The President and CEO of the Company has personally guaranteed three notes payable to a third party lender, in the original total amount of $1,122,500. (See also Note 6.) The balance due on these notes at December 31, 2003 is $688,818. The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President’s bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a current accrued liability – related party.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment.

In August 2002, the President and CEO voluntarily cancelled the 1.5 million non qualified stock options which had been granted to him under his employment agreement. In 2003, he voluntarily reduced his annual salary by $40,000 to $160,000.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

(a) Operating Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

Year Ending December 31,	Minimum Rentals
2004	$1,439,777
2005	1,351,017
2006	1,129,301
2007	802,422
2008	576,970
Thereafter	1,121,751
Total minimum annual rentals	$6,421,238

Rent expense for the years ended December 31, 2003 and 2002 amounted to approximately $1.7 million and $1.6 million, respectively.

In 2003, the Company leased out Grandview Bingo in Amarillo. Grandview was an under-performing hall that the Company subleased to a group of charities. The arrangement is that of a standard monthly sublease and not a per-session lease. The tenant has put down a $7,800 security deposit. The minimum annual future receipts under this sublease are as follows:

Year Ending December 31,	Minimum Rental
2004	$ 93,600
2005	93,600
2006	93,600
2007	93,600
2008	93,600
Thereafter	592,800
Total minimum annual rentals	$1,060,800

On December 23, 2003, the Company entered into negotiations to purchase another bingo hall in Midland, Texas for $400,000, with $100,000 paid in cash at closing and a note payable for $300,000 for 8 years at 5% interest. The purchase has not been finalized as of this report date.

(c) Reclass of Capital Lease Commitment:

During the last quarter of 2003, the Company released $135,163 of accrued capital lease payables back into income. The statue of limitations has expired on the recovery of this money by a third-party.

(d) Legal:

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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995, the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The State of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously. A court date has been set for May 2004. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. There can be no assurance of this result and a decision against the Company could have a material adverse effect on the financial position and operations of the Company.

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

Littlefield Corp. v. Dye, Civil Action No. 2002-cp-08-478. The Company filed an action on March 6, 2002, in Berkeley County, South Carolina for collection on a note signed by Danny C. Dye. The note, which was executed on December 10, 1998, was in the amount of $80,000. The Company alleges that Dye still owes $58,481.29 toward the principle balance, plus $19,257.17 in accrued interest through December 31, 2002. On January 14, 2003, Mr. Dye amended his answer to assert counterclaims against the Company for fraudulent breach of contract and violation of the South Carolina Payment of Wages Act based on allegations that the Company failed to pay Dye amounts due under an employment contract. Mr. Dye has alleged that the Company owes him $375,000 in unpaid salary and is seeking treble damages under the Payment of Wages Act for a total amount of $1,250,000 in damages. The Company believes that the counterclaims are without merit and the Company plans to contest them vigorously.

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

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C. Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently, S.C. Properties II, Inc., a wholly owned subsidiary of the Company, obtained a sub-lease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and S.C. Properties, which stated that S.C. Properties could terminate the sub-lease in the event video poker or bingo were legislatively prohibited from operating in the State of South Carolina. On June 30, 2000, video poker (“video games”) became illegal in South Carolina and S.C. Properties gave notice of termination. Brigham sued for rent revenues not otherwise received in an undefined amount. In July this case was settled in our favor. At trial, the Company prevailed against both the landlord and Mr. Mims.

(c) Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock. On February 8, 2000 the Company amended the stock repurchase program to permit purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous. The amount was subsequently increased to 3,000,000 shares. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company’s discretion. Any shares so repurchased will be held as treasury shares and be available for general corporate purposes. No shares were repurchased in 2003 or 2002.

(d) Concentration of Credit Risk:

The Company maintains its cash in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2003, cash in banks exceeded FDIC coverage by approximately $180,445.

(e) Certificate of Deposit-Pledged:

Included in other non-current assets is collateral for long-term debt in the form of a certificate of deposit in the amount of $200,000.

(f) Letter of Credit

The Company has secured a note payable to an individual with an unsecured letter of credit with a bank in the amount of $200,000.

(g) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was instituted in 2001. In 2003 employees were allowed to defer up to 90% of their wages to a maximum of $12,000, tax deferred, for retirement purposes. The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management. At December 31, 2003 and 2002, the Company paid $0 and $106,757 respectively, into the Plan.

(h) Employee Stock Purchase Plan

During 2002, the Company implemented the 2002 Employee Stock Purchase Plan to allow employees of Littlefield Corporation and any subsidiaries to acquire stock ownership in the Company. The Company has reserved 250,000 shares under this plan. Offering of shares under this plan will commence 1) on the first day of each fiscal year and will end on the last day of the fiscal year or 2) at the sole discretion of the administrators. Any offerings that remain unsold during the offering period shall expire and shall be made available for grant in future offering periods. Eligible employees shall elect to make contributions between 1% and 10% of gross compensation. The exercise price of any shares purchased by a participant shall be at eighty-five percent (85%) of the lower of the fair market value of the common stock on the date of the grant or date of exercise. During the year ended December 31, 2003, participants subscribed or purchased 27,030 shares of stock at cost of $12,704. At December 31, 2003, the Company has a subscription receivable from participants in the amount of $6,631.

(i) The Company has entered into three-year employment agreements with two individuals. Should the Company terminate the employment agreements without cause, the Company would be liable for salary compensation and the cash value of the Company paid portion of any insurance coverage owed for the remaining term of employment. As of December 31, 2003, the remaining salary expense associated with these two employment agreements is approximately $88,500.

NOTE 15 - SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131," Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) in the fiscal year ended December 31, 1999. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.

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

The entertainment segment encompasses charitable bingo hall operations in Texas, Alabama, and South Carolina. The hospitality segment includes income from party and tent rentals, catering services and event planning fees. These segments were identified based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services.

A summary of the segment financial information reported to the CODM is as follows:

Year Ended December 31, 2003
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$6,281,027	$3,661,372	$112,791	$10,055,190
Depreciation and amortization	477,348	329,829	144,530	951,707
Segment profit (loss)	2,155,784	(475,518)	(1,458,729)	221,537
Segment Assets	$20,574,607	$1,825,545	(6,512,790)	15,887,362

Year Ended December 31, 2002
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$6,244,375	$4,079,640	$ 7,203	$ 10,331,218
Depreciation and amortization	423,138	294,332	110,083	827,553
Segment profit (loss)	1,925,008	(2,224,608)	(2,541,746)	(2,841,346)
Segment Assets	19,883,419	2,156,050	(5,416,307)	16,623,162

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, and corporate capital expenditures to reconcile segment balances to consolidated balances. The majority of these adjustments on the expense side are related to the corporate overhead expenses which totaled $1,439,784 in 2003 and $2,012,748 in 2002.

NOTE 16: INVESTMENTS

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company’s investments consist of the following:

	2003
	Basis	Fair Value	Unrealized Gain (Loss)
Mutual Funds	$477,669	$514,098	$36,429
Total	$477,669	$514,098	$36,429

These securities are considered available-for-sale, as defined by SFAS No. 115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:

2002
Unrealized holding gain (loss) recognized as of year end	$ 159,599
Gain (loss) recognized in prior year earnings	(123,170)
Unrealized holding gain (loss) on investments available for sale	$ 36,429

The Company sold certain securities available for sale during 2003, and received $431,264. The Company realized a net loss of $51,637 on the sale.

NOTE 17: DISCONTINUED OPERATIONS

The Amusements division was closed down at the end of January 2003, when the arcade machines were deemed illegal in the County of Montgomery. All the fixed assets were sold for $146,500, which resulted in a gain on the disposal of assets of $51,225, net of income tax expense of $2,183. Two of the three arcades were in existing bingo halls owned by the Company and have remained open. The third arcade location’s lease was terminated in accordance with the terms of the lease. A warehouse lease was also terminated in March 2003, where excess machines had been stored.

The Amusements division had revenue of $83,908 in 2003 and $1,081,502 in 2002. Related expenses were $93,655 for 2003 and $941,553 for 2002.

NOTE 18 - SUBSEQUENT EVENTS

On January 1, 2004, the Company incorporated Littlefield Management Company, Inc. in the state of Texas. Littlefield Management Company became a subsidiary of Littlefield Corporation on that date.

In January 2004, the CFO, an officer of the Company who was also Secretary/Treasurer, left the Company and was replaced by a new CFO in a matter of weeks.

On February 20, 2004, the Company received notification from the NASDAQ Stock Market Inc. that the closing bid price of its common stock had failed to regain compliance with Marketplace Rule 4310(c)(8)(D) and that the Company's securities would be delisted from the NASDAQ SmallCap Market at the opening of business on March 2, 2004. In order to comply with Marketplace Rule 4310(c)(8)(D), the closing bid price of the common stock of the Company must be at or above $1.00/share for 10 consecutive trading days. The Company appealed this decision to the Listing Qualifications Panel in accordance with NASDAQ Market Place rule 4800, and the NASDAQ Stock Market formally granted the Company a stay of its proposed delisting action. The NASDAQ scheduled a hearing for the Company with the Listing Qualifications Panel on April 1, 2004. If after the hearing, it is the determination of the Listing Qualifications Panel to provide no further compliance periods to the Company, the Company's stock would be removed from the NASDAQ Small Cap Market and would then trade on the Over the Counter Market (OTC).

Harrision, et al. v. Littlefield Corporation, Civil Action No. 2004-CP-16-0190:

On February 26, 2004, George Harrison, William Harrison and Thomas Harrison filed an action in Darlington County, South Carolina, against the Company in an attempt to collect monies due them by Darlington Music Company, a wholly-owned subsidiary of the Company, pursuant to a lease agreement. In May 2001, the Harrisons obtained a default judgment against Darlington Music Company in the amount of $199,148.36 for unpaid rents due the Harrisons by Darlington Music Company pursuant to a lease agreement. On September 10, 2001, Darlington Music filed Articles of Dissolution with the South Carolina Secretary of State to formally dissolve and liquidate the entity. Pursuant to this lawsuit, the Harrisons are now attempting to collect on the judgment against Darlington Music Company by piercing the corporate veil and holding the Company liable for the judgment. In addition, the Harrisons are alleging causes of action for fraudulent conveyance, breach of fiduciary duty and violation of the anti-assignment statutes in South Carolina. Since this lawsuit was only recently filed, the Company has not yet had an opportunity to answer the Complaint. However, the Company intends to vigorously contest the default judgment as well as the claims in this action.