Form 10QSB
period 2004-03-31
LITTLEFIELD CORP
filed 2004-05-17
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2004

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
YES [ X ] NO [ ]

As of March 18, 2004, the Issuer had 8,380,007 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Littlefield Corporation

FORM 10-QSB

For the quarter ended March 31, 2004

INDEX

Part I. Financial Information
Item 1	Financial Statements
a)	Consolidated Statements of Operations for the Three
	Months Ended March 31, 2004 and 2003	2
b)	Consolidated Balance Sheet as of March 31, 2004	4
	Consolidated Statements of Cash Flows for the Three
c)	Months Ended March 31, 2004 and 2003	5
d)	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	14
Part II. Other Information
Item 1	Legal Proceedings	16
Item 6	Exhibits and Reports on Form 8-K	16

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2004	2003

REVENUES:
Entertainment	$1,636,067	$1,744,888
Hospitality	584,108	622,952
Other	8,100	1,812
TOTAL REVENUES	2,228,275	2,369,652

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	548,530	578,067
Rent and utilities ($0 and $5,307, respectively to related parties)	536,013	535,020
Other direct operating costs	575,390	564,817
Depreciation and amortization	203,334	197,662
License expense	16,616	23,423
TOTAL COSTS AND EXPENSES	1,879,883	1,898,989

GROSS MARGIN	348,392	470,663

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	134,639	156,680
Legal and accounting fees	60,120	63,781
Depreciation and amortization	29,626	35,798
Other general and administrative	109,347	115,045
Unusual & nonrecurring items: Provision for doubtful accounts & write-offs	---	---
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	333,732	371,304

OPERATING INCOME (LOSS)	14,660	99,359

OTHER INCOME AND EXPENSES:
Interest and investment income	1,757	9,030
Interest expense ($27,310 and $45,215 respectively to related parties)	(62,638)	(90,430)
Gain (loss) on fixed asset sales	(5,946)	(26,292)
Write-off of abandoned assets	0	60
Gain (loss) on sale of investments	49,628	(51,637)
Other income and (expense)	---	---
TOTAL OTHER INCOME AND EXPENSES	(17,199)	(159,269)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,539)	(59,910)

PROVISION FOR INCOME TAXES	15,000	12,817

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(17,539)	(72,727)

DISCONTINUED OPERATIONS Net loss from operations of discontinued Amusement division, net Gain on disposal of assets of discontinued Amusement division	-0-	(9,747) 51,225

NET INCOME (LOSS)	(17,539)	(31,249)

OTHER COMPREHENSIVE INCOME (LOSS)	(39,428)	74,009

NET COMPREHENSIVE INCOME (LOSS)	$(56,967)	$42,760

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2004	2003
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	($.002)	($.009)

Diluted earnings (loss) per share	($.002)	($.009)

Weighted average shares outstanding – basic	8,345,130	8,226,049

Weighted average shares outstanding - diluted	8,345,130	8,226,049

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	March 31, 2004
Cash and cash equivalents	$729,395
Accounts receivable, net of allowance for doubtful accounts of $22,500	281,184
Accounts receivable, other	21,440
Equity Securities, available for sale	2,847
Other prepaid expenses and current assets	233,290
Total Current Assets	1,268,156

Property and Equipment – at cost, net of accumulated depreciation and amortization	8,125,818

Other Assets:
Notes receivable, net of allowance for doubtful accounts	845,000
Notes receivable, accrued interest	222,603
Intangible assets, net	4,943,426
Other non-current assets	359,979
Total Other Assets	6,371,008

TOTAL ASSETS	$15,764,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable	$288,968
Obligations under capital lease	56,255
Long term debt, current portion	406,387
Long term debt-related party, current portion	860,497
Trade accounts payable	296,553
Reserve for settlements	1,737,500
Accrued expenses	537,846
Other current liabilities-related party	412,817
Total Current Liabilities	4,596,823

Long-term Liabilities:
Obligations under capital lease, net of current	120,048
Long term debt, net of current portion	2,596,087
Long term debt-related party, net of current portion	433,165
Total Long-term Liabilities	3,149,300
Total Liabilities	7,746,123

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,380,007 shares)	10,177
Subscription receivable	(2,536)
Additional paid-in-capital	23,714,237
Treasury stock – 1,796,883 shares, at cost	(2,292,700)
Accumulated Comprehensive Income	(2,999)
Accumulated deficit	(13,407,320)
Total Stockholders' Equity	8,018,859

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	15,764,982

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months Ended March 31,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($17,539)	($31,249)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,960	244,677
Gain on investment sales	(49,628)	51,637
Loss (gain) on sales of fixed assets	5,947	(36,929)
Stock Issuance	0	11,936
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	378,683	164,037
Other assets and licenses	(132,213)	(37,059)
Trade accounts payable	(90,390)	(340,610)
Accrued expenses and other current liabilities	(10,018)	11,624
NET CASH PROVIDED BY OPERATING ACTIVITIES	317,802	38,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(133,110)	(7,041)
Proceeds from sale of equity securities	521,451	424,781
Proceeds from sale of property and equipment	2,875	193,433
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	391,216	611,173

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(13,481)	(8,377)
Payments on notes payable	(255,617)	(653,438)
Collections (increase) of subscribed receivables	4,095	3,768
Proceeds from issuance of notes payable	0	0
NET CASH USED IN FINANCING ACTIVITIES	(265,003)	(658,047)

NET INCREASE (DECREASE) IN CASH	444,015	(8,810)

CASH AT BEGINNING OF PERIOD	285,380	189,055

CASH AT END OF PERIOD	729,395	$180,245

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months Ended March 31,	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments:
Interest	$78,913	$92,958
Income taxes	$0	$17,500
Non-cash transactions:
Acquisition of property, equipment and intangibles in exchange for notes payable	$300,000	$ 0
Equipment purchased under capital lease	$0	$75,691
Issuance of treasury stock for deferred compensation and 401K plan	$92,245	$0

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2004

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION.

The unaudited consolidated financial statements include the accounts of Littlefield Corporation and its wholly owned subsidiaries (the “Company”). The financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The financial statements contained herein should be read in conjunction with the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates. Where appropriate, items within the consolidated condensed financial statements have been reclassified to maintain consistency and comparability for all periods presented.

The operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 2004 consists of the following:

Land	$953,724
Buildings	3,587,231
Leasehold improvements	4,238,463
Rental Inventory and bingo equipment	1,601,785
Equipment, furniture and fixtures	2,286,408
Automobiles	372,496
13,040,107

Less: Accumulated depreciation and amortization	(4,914,289)

Property and equipment, net	$8,125,818

Total depreciation expense, for owned and leased assets, charged to operations for the three months ended March 31, 2004 and 2003 was approximately $229,000 and $240,000 respectively.

NOTE 3 - INTANGIBLE ASSETS.

Intangible assets at March 31, 2004 consists of the following:

Goodwill	$7,185,105
Bingo licenses	539,720
Capitalized acquisition costs related to note receivable	50,950
Covenants not to compete	260,000
8,035,775

Less: Accumulated amortization	(3,092,349)

Intangible assets, net	$4,943,426

Amortization expense charged to operations for the three months ended March 31, 2004 and 2003 was approximately $4,725 and $4,725 respectively.

NOTE 4 - SHAREHOLDERS’ EQUITY.

At March 31, 2004 the Company holds 1,796,883 treasury shares at an average purchase cost of $1.28.

NOTE 5 – EARNINGS (LOSS) PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Three months ended March 31,	2004	2004	2003	2003
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$(17,539)	$(17,539)	$(72,727)	$(72,727)

Denominator:
Weighted average shares outstanding	8,345,130	8,345,130	8,226,049	8,226,049
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,345,130	8,345,130	8,226,049	8,226,049

Earnings (loss) per share	$(.002)	$(.002)	$(.009)	$(.009)

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

The components of comprehensive income for the quarters ended March 31, 2003 and 2002, are as follows:

	2004	2003
Net income (loss)	$(17,539)	$(31,249)

Other comprehensive income (loss)
Net unrealized gain (loss)	$(39,428)	74,009

Total comprehensive income (loss)	$(56,967)	$42,760

NOTE 7 – INCOME TAXES.

The Company recorded approximately $15,000 and $15,000 of state income tax expense, respectively, for the three months ended March 31, 2004 and 2003. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,638,000 at March 31, 2004. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS.

Subscribed receivables from related parties totaled $2,536 for the first three months ended March 31, 2004. Interest income related to these notes recorded by the Company was $0 for the three months ended March 31, 2004.

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

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note is due and payable in full, along with accrued interest at 8% annual rate, in July 2004. For the three months ended March 31, 2004 and 2003, the Company recognized $9,200 and $16,250, respectively, of interest expense related to these obligations.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the three months ended March 31, 2004 and 2003, the Company recognized $2,000 and $5,000 of interest expense, respectively, related to these obligations.

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

The President and CEO of the Company has personally guaranteed three notes payable to a third party lender, in the total amount of $1,122,500. The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President’s bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a current accrued liability – related party. Interest accrued on this note for the three months ended March 31, 2004 and 2003 was $3,562 and $3,562 respectively.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. Interest paid on this note for the three months ended March 31, 2004 and 2003 was $1,782 and $1,782 respectively.

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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously. There can be no assurance of this result and a decision against the Company could have a material adverse effect on the financial position and operations of the Company. A court date has been set for May 2004.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the
Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed. The Company applied for a re-hearing with the appellate court which threw out their original opinion. However, their new opinion also reaffirmed the judgment. The Company is now in the process of filing an appeal to the South Carolina Supreme Court. The total amount of the award was accrued for in the financial statements in 2000, and the actual damages of $157,000 were paid in 2001.

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston Lenrich Associates has brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease is Concessions Corp., a subsidiary of the Company and had been used as the location of the “Lucky II’ facility, which was closed in early 2000. The lease expired in February 2003. Because rental payments under the lease are currently in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company’s liability under the guaranty is capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff withdrew their support of the settlement agreement shortly thereafter. The Company has petitioned the court to enforce the settlement agreement and is currently awaiting this decision.

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

Brigham Limited Partnership v. Littlefield Corporation, f/n/a American Bingo & Gaming Corp., S.C. Properties II Corp. and Michael Mims; Civil Action No. 2000CP021280, South Carolina Court of Common Pleas. The alleged facts which gave rise to this litigation are as follows: Michael Mims leased certain property from Brigham. Subsequently S.C. Properties II, Inc., a wholly owned subsidiary of ours, obtained a sublease from Mims with the approval, in writing of Brigham. A letter of understanding was sent by and between Mims, Brigham and SC Properties which stated that SC Properties could terminate the sublease in the event video poker or bingo were legislatively prohibited from operating in the State of South Carolina. On June 30, 2000, video poker (“video games”) became illegal in South Carolina and SC Properties gave notice of termination. Brigham sued for rent revenues not otherwise received in an undefined amount. In July 2003, this case was settled in our favor. At trial, we prevailed against both the landlord and Mr. Mims.

NOTE 10 – SEGMENTS.

The Company’s Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

The Company has identified three operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services in the current year and two in the prior year. The entertainment segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama. The amusements segment represented operations of the Company’s amusement arcades in Alabama, which were terminated in January 2003. The Hospitality segment is the tent rental business (acquired November 2000) and the party rental and catering businesses in Austin, Texas, which were acquired in July and August of 2001.

A summary of the segment financial information reported to the CODM is as follows:

March 31, 2004
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$1,636,067	$0	$584,108	$8,100	$2,228,275
Depreciation and Amortization	120,874	0	82,460	29,626	232,960
Segment profit (loss)	618,403	(338)	(331,927)	(303,677)	(17,539)
Segment Assets	21,219,955	201,050	1,506,215	(7,162,238)	15,764,982

March 31, 2003
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$1,744,888	$83,908	$622,952	$1,812	$2,453,560
Depreciation and Amortization	118,668	10,001	80,209	35,799	244,677
Segment profit (loss)	703,380	47,553	(291,361)	(490,821)	(31,249)
Segment Assets	20,391,161	212,937	1,846,297	(6,391,021)	16,059,374

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

NOTE 12 - SUBSEQUENT EVENTS.

On May 4, 2004, the Company was notified that NASDAQ had issued an opinion concerning the April 2004 Delisting hearing the Company had before the NASDAQ Listing Qualifications Panel. It is the opinion of the Panel that the Company failed to present a definitive plan that would enable it to regain compliance with the bid price requirement within a reasonable period of time and to sustain compliance with all requirements for continued listing on The NASDAQ SmallCap Market over the long term. The Company’s securities will be delisted from The NASDAQ SmallCap Market effective with the open of business on May 6, 2004, and will be immediately eligible for trade on the OTC Bulletin Board under the same symbol: LTFD. The Company has the right to request that the Listing Council review the Panel’s decision within 15 days of the date of the decision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations, and completed the initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina.

The following discussion should be read in conjunction with our Form 10-KSB and the consolidated financial statements for the years ended December 31, 2003 and 2002; the Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003; and the consolidated financial statements and related notes for the quarter ended March 31, 2004. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2003 Annual report on Form 10-KSB.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

The following discussion of results of operations excludes 2003 operations of the amusement division, which was discontinued in January 2003.

Results of Operations (net of amusement division)

We incurred a net loss of $17,539 for the first three months of 2004, which equated to a basic and fully diluted loss per share of $0.002, and which represented an improvement of $55,188 (76%) over our net loss of $72,727 for the first three months of 2003, which was $(0.009) per basic and fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 8,345,130 in the first three months of 2004 as compared to 8,226,049 in the first three months of 2003. The net loss narrowed compared to the previous year due to decreased corporate overhead expenses and a $50,000 non-recurring realized gain on investments. It is difficult to ascertain any meaningful trend in either division from the data of one quarter.

Revenues (net of amusement division)

The Company generated consolidated revenues of approximately $2,228,000 during the quarter ended March 31, 2004 as compared with approximately $2,370,000 in the comparable period of the prior fiscal year, representing a decrease of approximately $142,000 or 6%. Broken down by division, entertainment (bingo) revenues totaled approximately $1,636,000, or 73% of revenues, for the first quarter of 2004, as compared to approximately $1,745,000, or 71% of total revenues, for the first quarter of 2003, a decline of 2%. During the first quarter of 2004, approximately 18% of the Company’s bingo related revenues were generated in South Carolina, 20% in Alabama and 62% in Texas, compared to 20%, 24% and 56%, respectively, in the first quarter of 2003. The hospitality division generated approximately $584,000 in revenue in the first three months of 2004, compared to approximately $623,000 for the three months ended March 31, 2003, a decrease of $39,000 or 6%.

Gross Margins (net of amusement division)

Gross margin was approximately $348,000 or 16% of revenues in the first quarter of 2004 versus approximately $471,000 in the first quarter of 2003, or 20%. The entertainment (bingo) segment had a gross margin of 40% in the first quarter of 2004 compared to 40% in the same period of 2003. This was a result of lower revenues in South Carolina and Alabama, mainly as a result of the poor economy, other gaming competition in the areas, and may be due in part to attendant discontinuities. The Hospitality division had a negative gross margin of $312,000, or a negative 53%, for the first quarter of 2004, versus a negative margin of $234,000 or 38% in the first quarter of 2003. This is fairly normal for the first quarter due to the seasonality of the hospitality business.

Costs and Expenses (net of amusements)
Depreciation and amortization expense totaled approximately $233,000 in the first quarter of 2004, a decrease of about $12,000 from the first quarter of 2003.

General and administrative expenses, excluding related depreciation expense, totaled approximately $304,000 in the first quarter of 2004, compared to approximately $336,000 in 2003, an decrease of about $32,000. This decrease is due largely to the reduction of wages and benefits due to attrition and lower legal expenses.

Other income and expense was a net expense of approximately $17,000 for the first quarter of 2004, compared to other expense of approximately $159,000 for the first quarter of 2003. The decrease from the prior year was a combination of one time activities in 2003,(the $52,000 loss on the sale of the amusement division, and the $26,000 gain from the disposal of assets) and lower interest cost of $29,000 and a $50,000 gain on the sale of investment in 2004.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2004 totaled approximately $729,000 and represented approximately 5% of total assets of approximately $15,765,000. Cash flows from operating activities for the three months ended March 31, 2004 totaled approximately $318,000 compared to $38,000 during the same period of 2003, an increase of approximately $332,000. Cash flows from operating activities in the first three months of 2004 were reduced by the net loss of approximately $18,000 increased by the non-cash depreciation expense of approximately $233,000, and increased by net changes in operating assets and liabilities of approximately $103,000.

Net cash provided in investing activities totaled approximately $391,000 for the three months ended March 31, 2004, compared to net cash provided of approximately $611,000 in the three months ended March 31, 2003. In the current quarter, cash was provided by the sale of equity securities in the amount of approximately $521,000 and from selling fixed assets in the amount of approximately $3,000, offset by property and equipment expenditures of about $133,000. In the same quarter of 2003, cash used in investing activities consisted primarily of the sale of equity securities in the amount of approximately $425,000 and from selling fixed assets in the amount of approximately $193,000, offset by property and equipment expenditures of about $7,000.

Cash used in financing activities in the first three months of 2004 totaled $265,000, as compared to net cash used in financing activities in the first three months of 2003 of approximately $658,000. In the first three months ended March 31, 2004, cash was used to pay down the normal principle payments on both capital leases and notes payable. These payments totaled approximately $265,000. In the same quarter ended March 31, 2003, cash used related to financing activities included approximately $653,000 to reduce notes payable. In 2004, subscribed receivables decreased to approximately $4,000 which was also a use of cash related to financing activities and was related to the issuance of notes against the purchase of treasury stock under the 2001 Employee Stock Purchase Plan by employees.

Current assets totaled approximately $1,268,000 at March 31, 2004, leaving the Company with negative working capital of approximately $3,329,000 and a current ratio of .28 to 1. However, a legal reserve of $1,737,500 is included in current liabilities and is not expected to be paid, if at all, for one to two years. The judgment is currently on appeal in South Carolina. There is also a related party note of $500,000 that is due in 2004. At March 31, 2004, we had approximately $15,765,000 in total assets with total liabilities of approximately $7,746,000 and approximately $8,019,000 of shareholders equity. Total assets include approximately $729,000 in cash, $539,000 of other current assets and net account receivables, $8,126,000 of property and equipment, $4,943,000 of intangible assets, and $1,428,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $297,000, notes and capital lease obligations of approximately $4,761,000 and accrued liabilities and reserves of $2,688,000. Out of the reserves, $1,570,000 is the reserve for the punitive damages resulting from a lawsuit judgment that is currently on appeal, as mentioned above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which Note 9 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

32.1 Section 1350 Certifications

(b) Reports on Form 8-K.

We filed an 8-K report dated January 22, 2004, announcing our unaudited earnings for the year ended December 31, 2003.

After the close of the first quarter, we filed an 8-K report dated April 20, 2004, announcing our audited financial results for the year ended December 31, 2003.

After the close of the first quarter, we filed an 8-K report dated May 5, 2004, announcing our delisting from the Nasdaq Stock Market and the beginning of quotations of our stock on the OTC Bulletin Board.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

May 17, 2004

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
Vice Chairman of the Board, President and
Chief Executive Officer

/s/ TROY D. ZINN
Troy D. Zinn
Secretary and Treasurer
(Chief Financial Officer)

EXHIBIT 31.1
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period of covered by this report based on such evaluation;

d) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 17, 2004

/s/ Jeffrey L. Minch
President and Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Troy D. Zinn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Littlefield Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period of covered by this report based on such evaluation;

d) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 17, 2004

/s/ Troy D. Zinn
Chief Financial Officer

EXHIBIT 32.1
CERTIFICATION OF PERIODIC FINANCIAL REPORTS

Each of the undersigned hereby certifies that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

May 17, 2004

/s/ Jeffrey L. Minch
President and Chief Executive Officer

/s/ Troy D. Zinn
Secretary and Treasurer and Chief Financial Officer