Form 10QSB
period 2004-06-30
LITTLEFIELD CORP
filed 2004-08-12
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2004

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
YES [ X ] NO [ ]

As of June 30, 2004, the Issuer had 8,378,954 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Littlefield Corporation
FORM 10-QSB
For the quarter ended June 30, 2004

INDEX

Part I. Financial Information
Item 1.	Financial Statements
a)	Consolidated Statements of Operations for the Three
	Months Ended June 30, 2004 and 2003	2
b)	Consolidated Statements of Operations for the Six
	Months Ended June 30, 2004 and 2003	4
c)	Consolidated Balance Sheet as of June 30, 2004	6
d)	Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2004 and 2003	7
e)	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	16
Item 3.	Controls and Procedures	18
Part II. Other Information
	Item 1. Legal Proceedings	18
	Item 6. Exhibits and Reports on Form 8-K	18
	Signatures	18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,	2004	2003

REVENUES:
Entertainment	$1,613,663	$1,591,140
Hospitality	1,094,510	1,183,530
Other	8,450	8,650
TOTAL REVENUES	2,716,623	2,783,320

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	650,558	746,440
Rent and utilities	549,144	541,628
Other direct operating costs	565,776	673,844
Depreciation and amortization	203,853	200,230
License expense	23,551	22,979
TOTAL COSTS AND EXPENSES	1,992,882	2,185,121

GROSS MARGIN	723,741	598,199

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	127,841	115,857
Legal and accounting fees	93,800	148,941
Depreciation and amortization	27,718	35,602
Other general and administrative	107,940	115,893
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	357,299	416,293

OPERATING INCOME (LOSS)	366,442	181,906

OTHER INCOME (EXPENSES):
Interest and investment income	3,742	10,016
Interest expense ($24,537 and $25,469 respectively to related parties)	(72,390)	(100,435)
Gain (loss) on fixed asset sales	0	(8,122)
Write-off of abandoned assets	0	(8,787)
Other income and (expense)	(4,570)	52,255
TOTAL OTHER INCOME (EXPENSES)	(73,218)	(55,073)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	293,224	126,833

PROVISION FOR INCOME TAXES	15,000	15,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	278,224	111,833

DISCONTINUED OPERATIONS Net loss from operations of discontinued Amusement division, net Gain on disposal of assets of discontinued Amusement division	-0- -0-	-0- -0-

NET INCOME (LOSS)	278,224	111,833

OTHER COMPREHENSIVE INCOME (LOSS)	2,941	42,581

NET COMPREHENSIVE INCOME (LOSS)	$281,165	154,414

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,	2004	2003
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.033	$.014

Diluted earnings (loss) per share	$.033	$.014

Weighted average shares outstanding – basic	8,379,590	8,276,379

Weighted average shares outstanding – diluted	8,379,590	8,276,379

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,	2004	2003

REVENUES:
Entertainment	$3,249,730	$3,336,028
Hospitality	1,678,618	1,806,482
Other	16,550	10,462
TOTAL REVENUES	4,944,898	5,152,972

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	1,199,088	1,324,507
Rent and utilities	1,085,157	1,076,648
Other direct operating costs	1,141,166	1,238,661
Depreciation and amortization	407,187	397,892
License expense	40,167	46,402
TOTAL COSTS AND EXPENSES	3,872,765	4,084,110

GROSS MARGIN	1,072,133	1,068,862

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	262,480	284,922
Legal and accounting fees	153,920	212,722
Depreciation and amortization	57,344	71,401
Other general and administrative	217,287	208,576
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	691,031	777,621

OPERATING INCOME (LOSS)	381,102	291,241

OTHER INCOME (EXPENSES):
Interest and investment income	5,499	19,046
Interest expense ($45,330 and $52,827 respectively to related parties)	(135,028)	(200,722)
Gain (loss) on fixed asset sales	(5,946)	(106,893)
Write-off of abandoned assets	0	11,996
Gain (loss) on sale of investments	49,628	0
Other income and (expense)	(4,570)	52,254
TOTAL OTHER INCOME (EXPENSES)	(90,417)	(224,319)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	290,685	66,922

PROVISION FOR INCOME TAXES	30,000	27,817

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	260,685	39,105

DISCONTINUED OPERATIONS Net loss from operations of discontinued Amusement division, net Gain on disposal of assets of discontinued Amusement division	-0- -0-	(9,747) 51,225

NET INCOME (LOSS)	260,685	80,583

OTHER COMPREHENSIVE INCOME (LOSS)	(36,487)	116,668

NET COMPREHENSIVE INCOME (LOSS)	$224,198	197,251

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,	2004	2003
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.031	$.014

Diluted earnings (loss) per share	$.031	$.014

Weighted average shares outstanding – basic	8,362,360	8,276,379

Weighted average shares outstanding – diluted	8,362,360	8,276,379

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	June 30, 2004
Cash and cash equivalents	$578,594
Accounts receivable, net of allowance for doubtful accounts of $26,288	414,253
Accounts receivable, other	33,750
Equity Securities, available for sale	2,818
Other prepaid expenses and current assets	236,419
Total Current Assets	1,265,834

Property and Equipment – at cost, net of accumulated depreciation and amortization	8,029,274

Other Assets:
Notes receivable, net of allowance for doubtful accounts	845,000
Notes receivable, accrued interest	222,603
Goodwill	4,404,106
Intangible assets, net	575,245
Other non-current assets	362,508
Total Other Assets	6,409,462

TOTAL ASSETS	$15,704,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$20,722
Obligations under capital lease	61,096
Long term debt, current portion	429,261
Long term debt-related party, current portion	1,226,420
Trade accounts payable	392,733
Reserve for settlements	1,737,500
Accrued expenses	475,065
Other current liabilities-related party	132,879
Total Current Liabilities	4,475,676

Long-term Liabilities:
Obligations under capital lease, net of current	101,338
Long term debt, net of current portion	2,488,038
Long term debt-related party, net of current portion	338,668
Total Long-term Liabilities	2,928,044
Total Liabilities	7,403,720

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,378,954 shares)	10,177
Subscription receivable	(1,709)
Additional paid-in-capital	23,715,026
Treasury stock – 1,797,936 shares, at cost	(2,293,490)
Accumulated Comprehensive Income	(58)
Accumulated deficit	(13,129,096)
Total Stockholders' Equity	8,300,850

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	15,704,570

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six months Ended June 30,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	260,685	80,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	464,531	479,595
(Gain)/Loss on investment sales	(49,628)	51,637
Loss (gain) on sales of fixed assets	5,947	(22,365)
Loss on write-off of abandoned assets	0	14,400
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	233,304	153,544
Other assets and licenses	(137,871)	(2,548)
Trade accounts payable	5,790	(244,102)
Accrued expenses and other current liabilities	9,176	(67,165)
NET CASH PROVIDED BY OPERATING ACTIVITIES	791,934	443,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(246,769)	(188,601)
Purchase of intangibles	(37,500)	0
Proceeds from sale of equity securities	521,451	424,781
Proceeds from sale of property and equipment	2,875	203,918
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	240,057	440,098

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(25,956)	(17,060)
Payments on notes payable	(716,953)	(808,359)
Collections (increase) of subscribed receivables	4,922	14,739
Purchase treasury stock	(790)	0
Proceeds from capital lease	0	75,691
NET CASH USED IN FINANCING ACTIVITIES	(738,777)	(734,989)

NET INCREASE (DECREASE) IN CASH	293,214	148,688

CASH AT BEGINNING OF PERIOD	285,380	189,055

CASH AT END OF PERIOD	578,594	$337,743

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months Ended June 30,	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:
Interest	$101,370	$203,209
Income taxes	$0	$53,276

Non-cash transactions:
Acquisition of property and equipment in exchange for notes payable	$7,988	$0

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2004

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

The operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at June 30, 2004 consists of the following:

Land	$953,725
Buildings	3,587,231
Building and leasehold improvements	4,337,613
Rental inventory and bingo equipment	1,610,787
Equipment, furniture and fixtures	2,290,810
Automobiles	391,818
13,171,984

Less: Accumulated depreciation and amortization	(5,142,710)

Property and equipment, net	$8,029,274

Total depreciation expense, for owned and leased assets, charged to operations for the six months ended June 30, 2004 and 2003 was approximately $457,000 and $471,000, respectively.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS.

Goodwill at June 30, 2004 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill (includes bingo licenses)	$7,185,105	$(2,780,999)	$4,404,106
	Entertainment	Hospitality
Balance at December 31, 2003	$3,908,660	$371,384	$4,280,044
Goodwill acquired during the year	124,062	-0-	124,062
Impairment losses	-0-	-0-	-0-
Balance at June 30, 2004	$4,032,722	$ 371,384	$4,404,106

Intangible assets at June 30, 2004 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses	$487,745	-0-	$487,745

Intangible Assets with Finite Lives:
Covenants not to compete	$297,500	$(210,000)	87,500
Capitalized acquisition costs related to note receivable	50,950	(50,950)	-0-
Intangible Assets, Net of Accumulated Amortization			$575,245

During the six months ended June 30, 2004, the Company purchased goodwill in the amount of $124,062 associated with the acquisition of Bingo Barn Bingo Hall. During 2004, the Company also acquired bingo licenses with indefinite lives for $50,000 and covenants not to compete in the amount of $87,500.

NOTE 4 - SHAREHOLDERS’ EQUITY.

At June 30, 2004 the Company holds 1,797,936 treasury shares at an average purchase price of $1.28.

NOTE 5 – EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Six months ended June 30,	2004	2004	2003	2003
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) before extra-ordinary gain	$260,685	$260,685	$80,583	$80,583
Extraordinary gain	0	0	0	0
Income (loss) available to common stockholders	$260,685	$260,685	$80,583	$80,583

Denominator:
Weighted average shares outstanding	8,362,360	8,362,360	8,251,353	8,251,353
Effect of dilutive securities:
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,362,360	8,362,360	8,251,353	8,251,353

Earnings (loss) per share before extraordinary item	$ .03	$ .03	$ .01	$ .01
Extraordinary gain on settlement	0	0	0	0
Earnings (loss) per share	$ .03	$ .03	$ .01	$ .01

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

The components of comprehensive income for the six months ended June 30, 2004 and 2003, are as follows:

	2004	2003
Net income	$260,685	$80,583

Other comprehensive income (loss)
Net unrealized gain (loss) on investments held for sale	(36,487)	116,668

Total comprehensive income	$224,198	$197,251

NOTE 7 – INCOME TAXES.

The Company recorded approximately $30,000 and $30,000 of a state income tax expense, respectively, for the six months ended June 30, 2004 and 2003. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,638,000 at June 30, 2004. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS.

Subscribed receivables from related parties totaled $1,709 and $16,621 respectively, for the first six months ended June 30, 2004 and 2003. Interest income related to these notes recorded by the Company was $0 for the six months ended June 30, 2004 and 2003.

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

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note originally due and payable in full, along with accrued interest at 8% annual rate, in July 2004, has been extended to August 2004. For the six months ended June, 2004 and 2003, the Company recognized $22,144 and $31,875, respectively, of interest expense related to these obligations. The balances of these two notes at June 30, 2004 were a combined $656,250.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the six months ended June 30, 2004 and 2003, the Company recognized $4,524 and $8,000, respectively, of interest expense related to these obligations. The balances of these two notes at June 30, 2004 were a combined $125,000.

In September 2001, the Company acquired an automobile from a current employee. In conjunction with this purchase, the Company issued a promissory note payable in the amount of $34,540 to the seller (a related party), as partial consideration for this purchase. This note payable was due in monthly installments of $1,531, with an interest rate of 6% and a maturity date of September 2003. For the six months ended June 30, 2004 and 2003, the Company recognized $0 and $0, respectively, of interest expense related to this obligation. The automobile was given back to the employee for the amount of the outstanding principle balance of the note at the end of January 2003, in exchange for a salary reduction of over $20,000 per year. The Company recognized a loss on the asset transaction of approximately $22,000.

The President and CEO of the Company has personally guaranteed three notes payable to a third party lender, in the total amount of $1,152,500. The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President’s bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest. The bonus and loan guaranty fees are presented on the balance sheet as long term debt - current portion while the related interest is presented on the balance sheet as a current accrued liability – related party. Interest accrued on this note for the six months ended June 30, 2004 was $4,748 and $7,122 for the same period in 2003.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. Interest paid on this note for the six months ended June 30, 2004 was $3,566 and $3,564 for the same period in 2003.

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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously. There can be no assurance of this result and a decision against the Company could have a material adverse effect on the financial position and operations of the Company. A court date has been set for September 2004.

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

George M. Harrison, et al. v. Littlefield Corporation Civil Action No. 4:04-1038-25 This action is currently pending in the United States District Court for the District of South Carolina, Florence Division. Plaintiffs were the owners of a parcel of real property in Darlington, South Carolina that was leased to Darlington Music Company, a former subsidiary of Littlefield Corporation. In 1990, Plaintiffs, who were also the owners of Darlington Music Company at that time, caused Darlington Music Company to enter into a 15-year lease of the real property they owned. Darlington Music Company was later acquired from Plaintiffs by Littlefield Corporation’s predecessor, American Bingo & Gaming. This business continued to operate as a wholly-owned subsidiary until such time as changes in South Carolina law regarding video gaming required that the business be wound down. In May 2001, Plaintiffs later received a judgment in the amount of $199,148.36 against Darlington Music Company for nonpayment of rent. Through this action, Plaintiffs are now attempting to enforce that judgment against Littlefield Corporation on the basis of various legal theories. Littlefield intends to vigorously defend this action and will also ask, if possible, to have the underlying judgment against its former subsidiary reexamined.

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

The Company has identified three operating segments based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services in the current and prior years. The entertainment segment encompasses bingo center services provided to charitable organizations in South Carolina, Texas and Alabama. The amusements segment represented operations of the Company’s amusement arcades in Alabama, which were terminated in January 2003. The Hospitality segment is the tent rental business (acquired November 2000) and the party rental and catering businesses in Austin, Texas, which were acquired in July and August of 2001.

A summary of the segment financial information reported to the CODM is as follows:

June 30, 2004	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$3,249,730	$0	$1,678,618	16,550	$4,944,898
Depreciation and Amortization	244,006	0	163,180	57,345	464,531
Segment profit (loss)	1,213,446	0	(270,777)	(681,984)	260,685
Segment Assets	21,824,330	201,050	1,509,025	(7,829,835)	15,704,570

June 30, 2003	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$3,336,028	$83,908	$1,806,482	10,462	$5,236,880
Depreciation and Amortization	236,351	11,217	161,540	70,487	479,595
Segment profit (loss)	1,135,605	43,669	(258,796)	(839,895)	80,583
Segment Assets	20,810,658	210,493	1,825,575	(6,767,855)	16,078,871

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

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations, and completed the initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina.

The following discussion should be read in conjunction with our Form 10-KSB and the consolidated financial statements for the years ended December 31, 2003 and 2002; the Form 10-QSB for the quarters ended March 31, 2004 and 2003, June 30, 2003 and September 30, 2003; and the consolidated financial statements and related notes for the six months ended June 30, 2004. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2003 Annual report on Form 10-KSB.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations

Net income for the six months ended June 30 of 2004 was $260,685, which equated to basic and fully diluted earnings per share of $.03. Net income for the six months ended June 30 2003 was $80,583, which equated to basic and fully diluted losses per share of $0.01. The weighted average number of basic Common Stock shares outstanding totaled 8,362,360 in the first six months of 2004 as compared to 8,276,379 in the first six months of 2003. The increase in net income is a result of cost cutting initiatives that have been implemented over the past year.

Revenues

The Company generated consolidated revenues of approximately $4,945,000 during the period ended June 30, 2004 as compared with approximately $5,153,000 in the comparable period of the prior fiscal year, representing a decrease of approximately $208,000 or 4%. The decline comes from continued competition with Indian casinos and a horse race tack in Alabama and in Word of Mouth, which continues to rebound from a difficult economic situation. Entertainment (bingo) rental and other revenues totaled approximately $3,250,000, or 66% of revenues, for the first six months of 2004, as compared to approximately $3,336,000, or 65% of total revenues, for the first six months of 2003. During the first six months of 2004, approximately 19% of the Company’s bingo related revenues were generated in South Carolina, 17% in Alabama and 64% in Texas, compared to 18%, 22% and 60%, respectively, in the first six months of 2003. The Hospitality segment generated revenues of approximately $1,679,000, or 34% of revenues for the first six months of 2004, compared to approximately $1,806,000, or 35% of revenues, for the same period in 2003. Amusements revenues were approximately $0 for the first six months of 2004, compared to $84,000 in 2003, or less than 2% of revenues. The Company was forced to close all remaining arcades in Alabama at the end of January 2003 and this division has been discontinued.

Gross Margins

Gross margin was approximately $1,072,000 or 22% of revenues in the first six months of 2004 versus approximately $1,069,000 or 21% in the first six months of 2003, up 1%. The bingo division gross margins were 40% of revenues, up 3 percent from the same period last year. The hospitality business increased their gross margin loss percentage by approximately 4%. The economy has been slow to rebound for the hospitality services.

Amusements had a gross gain of 0% for the first six months of 2004, compared to 6% in the same period in 2003. This reduction is due to discontinuing this operating division.

Costs and Expenses

Depreciation and amortization expense totaled approximately $465,000 in the first six months of 2004 compared to about $470,000 in the first six months of 2003, a decrease of about $5,000

General and administrative expenses, excluding related depreciation expense, totaled approximately $634,000 in the first six months of 2004, compared to approximately $706,000 in 2003. Most of this decrease can be attributable to a reduction of wage expense from the elimination of 2 positions in late 2003 and a reduction in legal expenses.

Other expenses totaled approximately $90,000 for the first six months of 2004, as compared to approximately $224,000 for the first six months of 2003. Most of the expense in the prior year came from a loss on the sale of investments and the write off of abandoned assets.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2004 totaled approximately $579,000 and represented approximately 4% of the Company’s total assets of approximately $15,705,000. Cash flows provided by operating activities for the six months ended June 30, 2004 were approximately $792,000 compared to $444,000 in the same period of 2003, an increase of about $348,000. Cash flows from operating activities in the first six months of 2004 were comprised of the Company’s net income of approximately $261,000 increased for non-cash amounts of loss on sale of fixed assets of approximately $6,000, increased by depreciation expense and intangible asset amortization of approximately $465,000, and increased by net changes in operating assets and liabilities of approximately $110,000. Cash flows from operating activities of approximately $444,000 in the first six months of 2003 were comprised of the Company’s depreciation expense of approximately $480,000, and net decreases in operating assets and liabilities of approximately $160,000, decreased by a net loss for the period of approximately $81,000.

Net cash provided by investing activities totaled approximately $240,000 for the six months ended June 30, 2004, compared to approximately $440,000 used in the six months ended June 30, 2003. Cash provided by investing activities in the first six month of 2004 were from the sale of equity securities of about $521,000 and property and equipment sales proceeds of about $3,000, reduced by property and equipment purchases of approximately $247,000, and the purchase of intangibles of $38,000. In the same six months of 2003, cash used in investing activities consisted primarily of the sale of equity securities in the amount of approximately $425,000 and from selling fixed assets in the amount of approximately $204,000, offset by property and equipment expenditures of about $189,000.

Cash used by financing activities in the first six months of 2004 totaled approximately $739,000, and included approximately $5,000 of collections of subscribed receivables and approximately $743,000 in payments on notes and lease payable obligations. Cash used related to financing activities in 2003 included approximately $825,000 in payments on notes payable and capital lease obligations, offset by the collection of subscribed receivables and proceeds from capital lease, totaling approximately $90,000.

Current assets totaled approximately $1,266,000 at June 30, 2004, which results in negative working capital of approximately $3,210,000 and a current ratio of .28 to 1. At June 30, 2004, the Company had approximately $15,705,000 in total assets with total liabilities and contingencies of approximately $7,404,000 and approximately $8,301,000 of shareholders equity. Total assets include approximately $579,000 in cash, $3,000 in investments, $448,000 of net accounts receivable, $8,029,000 of property and equipment, $4,979,000 of goodwill and intangible assets, $845,000 in notes receivable and $822,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of approximately $4,304,000 and accrued liabilities and reserves of about $3,100,000. Out of the reserves, $1,738,000 is the reserve for the punitive damages resulting from a lawsuit judgment that the Company is appealing.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of material pending legal proceedings, see Note 9 to the unaudited Consolidated Financial Statements included in Part I hereof, which Note 9 is incorporated herein by reference.

Item 4. Items Voted on at Annual Shareholder’s Meeting

The following directors were elected to the Board of Directors. The votes per director were as follows: Jeffrey L. Minch - 6,890,839 FOR, 1,200,539 AGAINST, and 14,050 WITHHELD; Carlton R. Williams – 6,555,371 FOR, 1,069,457 AGAINST, and 480,600 WITHHELD; Alfred T. Stanley - 6,460,110 FOR, 1,064,718 AGAINST, and 580,600 WITHHELD; Michael L. Wilfley - 6,506,169 FOR, 1,018,659 AGAINST, and 580,600 WITHHELD. The appointment of Sprouse & Anderson, L.L.P. as auditors for the Company was ratified by a vote of 8,059,212 FOR, 23,216 AGAINST and 23,000 ABSTENTIONS. There was no other business brought forward at the meeting that required a shareholder vote.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.
Rules 13a-14(a), 15d-14(a) Certification
  Rules 13a-14(a), 15d-14(a) Certification
Section 1350 Certifications
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

July 23, 2004

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
Vice Chairman of the Board, President and
Chief Executive Officer

/s/ TROY D. ZINN
Troy D. Zinn
Chief Financial Officer
Secretary and Treasurer

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

July 23, 2004

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

July 23, 2004

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

July 23, 2004

/s/ JEFFREY L MINCH
Jeffrey L. Minch
Vice Chairman of the Board, President and
Chief Executive Officer

July 23, 2004

/s/ TROY D. ZINN
Troy D. Zinn
Chief Financial Officer
Secretary and Treasurer