Form 10QSB
period 2004-09-30
LITTLEFIELD CORP
filed 2004-11-15
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2004

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
YES [ X ] NO [ ]

As of September 30, 2004, the Issuer had 8,378,954 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Littlefield Corporation

FORM 10-QSB

For the quarter ended September 30, 2004

INDEX

Part I. Financial Information

Item 1.	Financial Statements

a)	Consolidated Statements of Operations for the Three
	Months Ended September 30, 2004 and 2003	2

b)	Consolidated Statements of Operations for the Nine
	Months Ended September 30, 2004 and 2003	4

c)	Consolidated Balance Sheet as of September 30, 2004	6

d)	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2004 and 2003	7

e)	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	17

Part II. Other Information

	Item 6. Exhibits and Reports on Form 8-K	19

	Signatures	19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2004	2003

REVENUES:
Entertainment	$1,666,104	$1,537,902
Hospitality	492,219	690,669
Other	9,322	10,321
TOTAL REVENUES	2,167,645	2,238,892

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	507,535	562,310
Rent and utilities	543,016	533,712
Other direct operating costs	557,497	553,062
Depreciation and amortization	207,689	202,786
License expense	8,395	9,354
TOTAL COSTS AND EXPENSES	1,824,132	1,861,224

GROSS MARGIN	343,513	377,668

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	141,226	135,916
Legal and accounting fees	85,724	129,862
Depreciation and amortization	24,597	34,237
Other general and administrative	86,623	79,457
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	338,170	379,472

OPERATING INCOME (LOSS)	5,343	(1,804)

OTHER INCOME (EXPENSES):
Interest and investment income	2,432	14,604
Interest expense ($14,908 and $22,453 respectively to related parties)	(81,371)	(86,482)
Gain (loss) on fixed asset sales	0	(4,738)
Write-off of abandoned assets	0	(6,208)
Other income and (expense)	0	-0-
TOTAL OTHER INCOME (EXPENSES)	(78,939)	(82,824)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(73,596)	(84,628)

PROVISION FOR INCOME TAXES	15,000	15,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(88,596)	(99,628)

DISCONTINUED OPERATIONS Net loss from operations of discontinued Amusement division, net Gain on disposal of assets of discontinued Amusement division	-0- -0-	-0- -0-

NET INCOME (LOSS)	(88,596)	(99,628)

OTHER COMPREHENSIVE INCOME (LOSS)	(2,908)	13,538

NET COMPREHENSIVE INCOME (LOSS)	$(91,504)	(86,090)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2004	2003
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	($.01)	($.01)

Diluted earnings (loss) per share	($.01)	($.01)

Weighted average shares outstanding – basic	8,378,954	8,293,495

Weighted average shares outstanding – diluted	8,380,602	8,293,495

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2004	2003

REVENUES:
Entertainment	$4,915,834	$4,873,930
Hospitality	2,170,837	2,497,151
Other	25,872	20,783
TOTAL REVENUES	7,112,543	7,391,864

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	1,706,623	1,886,817
Rent and utilities	1,628,173	1,610,360
Other direct operating costs	1,698,325	1,788,904
Depreciation and amortization	614,876	600,678
License expense	48,562	58,577
TOTAL COSTS AND EXPENSES	5,696,559	5,945,336

GROSS MARGIN	1,415,984	1,446,528

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	403,706	407,790
Legal and accounting fees	239,644	342,584
Depreciation and amortization	81,941	105,638
Other general and administrative	303,910	301,079
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,029,201	1,157,091

OPERATING INCOME (LOSS)	386,783	289,437

OTHER INCOME (EXPENSES):
Interest and investment income	7,931	33,649
Interest expense ($49,889 and $74,517 respectively to related parties)	(216,399)	(287,204)
Gain (loss) on fixed asset sales	(5,946)	(51,206)
Write-off of abandoned assets	0	(3,000)
Gain (loss) on sale of investments	49,628	(51,637)
Other income and (expense)	(4,570)	52,255
TOTAL OTHER INCOME (EXPENSES)	(169,356)	(307,143)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	217,427	($17,706)

PROVISION FOR INCOME TAXES	45,000	42,817

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	172,427	(60,523)

DISCONTINUED OPERATIONS Net income/loss from operations of discontinued Amusement division, net Gain on disposal of assets of discontinued Amusement division	(338) -0-	41,478 -0-

NET INCOME (LOSS)	172,089	(19,045)

OTHER COMPREHENSIVE INCOME (LOSS)	(39,395)	130,206

NET COMPREHENSIVE INCOME (LOSS)	$132,694	111,161

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2004	2003
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.021	($.002)

Diluted earnings (loss) per share	$.021	($.002)

Weighted average shares outstanding – basic	8,367,932	8,265,555

Weighted average shares outstanding – diluted	8,369,580	8,265,555

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS

Current Assets:	Sept 30, 2004
Cash and cash equivalents	$410,027
Accounts receivable, net of allowance for doubtful accounts of $26,870	312,696
Accounts receivable, other	37,410
Equity Securities, available for sale	2,662
Other prepaid expenses and current assets	238,177
Total Current Assets	1,000,972

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,888,764

Other Assets:
Notes receivable, net of allowance for doubtful accounts	845,000
Notes receivable, accrued interest	222,603
Goodwill	4,404,106
Intangible assets, net	573,370
Other non-current assets	165,261
Total Other Assets	6,210,340

TOTAL ASSETS	$15,100,076

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable	$11,953
Obligations under capital lease	63,303
Long term debt, current portion	438,661
Long term debt-related party, current portion	529,875
Trade accounts payable	124,144
Reserve for settlements	1,737,500
Accrued expenses	547,528
Other current liabilities-related party	132,881
Total Current Liabilities	3,585,845

Long-term Liabilities:
Obligations under capital lease, net of current	83,227
Long term debt, net of current portion	3,115,044
Long term debt-related party, net of current portion	105,650
Total Long-term Liabilities	3,303,921
Total Liabilities	6,889,766

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,378,954 shares)	10,177
Subscription receivable	(745)
Additional paid-in-capital	23,715,026
Treasury stock – 1,797,936 shares, at cost	(2,293,490)
Accumulated Comprehensive Income	(2,966)
Accumulated deficit	(13,217,692)
Total Stockholders' Equity	8,210,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	15,100,076

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine months Ended September 30,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	172,089	($19,045)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	696,817	717,530
(Gain)/Loss on investment sales	(52,380)	51,637
Loss (gain) on sales of fixed assets	5,947	(12,015)
Loss on write-off of abandoned assets	0	14,996
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	331,201	251,055
Other assets and licenses	(40,197)	59,781
Trade accounts payable	(262,799)	(212,010)
Accrued expenses and other current liabilities	81,641	(17,843)
NET CASH PROVIDED BY OPERATING ACTIVITIES	932,319	834,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(336,672)	(250,406)
Purchase of intangibles	(37,500)	0
Proceeds from sale of equity securities	521,451	424,781
Proceeds from sale of property and equipment	2,875	207,374
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	150,154	381,749

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(41,857)	(26,064)
Payments on notes payable	(897,335)	(1,037,277)
Expenses related to refinancing	(23,730)
Collections (increase) of subscribed receivables	5,886	17,896
Purchase treasury stock	(790)	0
Proceeds from Capital Lease	0	75,691
NET CASH USED IN FINANCING ACTIVITIES	(957,826)	(969,754)

NET INCREASE (DECREASE) IN CASH	124,647	246,081

CASH AT BEGINNING OF PERIOD	285,380	189,055

CASH AT END OF PERIOD	410,027	$435,136

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months Ended September 30,	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$194,160	$329,418

Income taxes	$0	$59,276

Non-cash transactions:

Acquisition of property and equipment in exchange for notes payable	$7,988	$0

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2004

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

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

The operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at September 30, 2004 consists of the following:

Land	$953,725
Buildings	3,587,231
Building and leasehold improvements	4,358,889
Rental inventory and bingo equipment	1,649,801
Equipment, furniture and fixtures	2,320,422
Automobiles	391,818
13,261,886

Less: Accumulated depreciation and amortization	(5,373,122)

Property and equipment, net	$7,888,764

Total depreciation expense, for owned and leased assets, charged to operations for the nine months ended September 30, 2004 and 2003 was approximately $687,000 and $702,000, respectively.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS.

Goodwill at September 30, 2004 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill (includes bingo licenses)	$7,185,105	$(2,780,999)	$4,404,106
	Entertainment	Hospitality
Balance at December 31, 2003	$3,908,660	$371,384	$4,280,044
Goodwill acquired during the year	124,062	-0-	124,062
Impairment losses	-0-	-0-	-0-
Balance at September 30, 2004	$4,032,722	$ 371,384	$4,404,106

Intangible assets at September 30, 2004 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses	$487,745	-0-	$487,745

Intangible Assets with Finite Lives:
Covenants not to compete	$297,500	$(211,875)	85,625
Capitalized acquisition costs related to note receivable	50,950	(50,950)	-0-
Intangible Assets, Net of Accumulated Amortization			$573,370

During the nine months ended September 30, 2004, the Company purchased goodwill in the amount of $124,062 associated with the acquisition of Bingo Barn Bingo Hall. During 2004, the Company also acquired bingo licenses with indefinite lives for $50,000 and covenants not to compete in the amount of $87,500.

NOTE 4 - SHAREHOLDERS’ EQUITY.

At September 30, 2004 the Company holds 1,797,936 treasury shares at an average purchase price of $1.28.

NOTE 5 – EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Nine months ended September 30,	2004	2004	2003	2003
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss) before extra-ordinary gain	$172,089	$172,089	($19,045)	($19,045)
Extra-ordinary gain	0	0	0	0
Income (loss) available to common stockholders	$172,089	$172,089	($19,045)	($19,045)

Denominator:
Weighted average shares outstanding	8,367,932	8,369,580	8,265,555	8,265,555
Effect of dilutive securities:
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,367,932	8,369,580	8,265,555	8,265,555

Earnings (loss) per share before extraordinary item	$ .021	$ .021	$ .01	($ .07)
Extraordinary gain on settlement	0	0	0	0
Earnings (loss) per share	$ .021	$ .021	$ .01	($ .07)

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

The components of comprehensive income for the nine months ended September 30, 2004 and 2003, are as follows:

	2004	2003
Net income	$172,089	($19,045)

Other comprehensive income (loss)
Net unrealized gain (loss) on investments held for sale	(39,395)	130,206

Total comprehensive income	$132,694	$111,161

NOTE 7 – INCOME TAXES.

The Company recorded $45,000 and $45,000 of a state income tax expense, respectively, for the nine months ended September 30, 2004 and 2003. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,638,000 at September 30, 2004. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS.

Subscribed receivables from related parties totaled $745 and $13,464 respectively, for the first nine months ended September 30, 2004 and 2003. Interest income related to these notes recorded by the Company was $0 for the nine months ended September 30, 2004 and 2003.

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

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note originally due and payable in full, along with accrued interest at 8% annual rate, in July 2004, was paid in full in August 2004. For the nine months ended September, 2004 and 2003, the Company recognized $32,769 and $44,985, respectively, of interest expense related to these obligations. The balances of these two notes at September 30, 2004 were a combined $125,000.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the nine months ended September 30, 2004 and 2003, the Company recognized $7,024 and $13,500, respectively, of interest expense related to these obligations. The balances of these two notes at September 30, 2004 were a combined $100,000.

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

The President and CEO of the Company has personally guaranteed three notes payable to a third party lender, in the total amount of $1,152,500. The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President’s bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest. The bonus and loan guaranty fees are presented on the balance sheet as long term debt - current portion while the related interest is presented on the balance sheet as a current accrued liability – related party. Interest accrued on this note for the nine months ended September 30, 2004 was $4,748 and $10,683 for the same period in 2003.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. Interest paid on this note for the nine months ended September 30, 2004 was $5,349 and $5,346 for the same period in 2003.

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
None

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

A summary of the segment financial information reported to the CODM is as follows:

September 30, 2004
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$4,915,833	$0	$2,170,836	25,874	$7,112,543
Depreciation and Amortization	371,301	0	243,576	81,940	696,817
Segment profit (loss)	1,808,208	(338)	(595,690)	(1,040,091)	172,089
Segment Assets	22,080,329	201,050	1,390,577	(8,571,880)	15,100,076

September 30, 2003
	Entertainment	Amusements	Hospitality	Adjustment	Consolidated
Revenue	$4,873,930	$83,908	$2,497,151	$20,783	$7,475,772
Depreciation and Amortization	354,686	11,217	245,992	105,638	717,533
Segment profit (loss)	1,660,004	41,478	(480,092)	(1,240,435)	(19,045)
Segment Assets	21,142,407	202,881	1,713,338	(7,166,447)	15,892,179

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

On September 4, 2004, Let It Ride Bingo hall opened in Odessa, Texas.

On September 28, 2004, Coveralls Bingo hall opened in Walterboro, South Carolina.

On September 29, 2004, Meeting Place Bingo hall opened in Charleston, South Carolina.

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

The following discussion should be read in conjunction with our Form 10-KSB and the consolidated financial statements for the years ended December 31, 2003 and 2002; the Form 10-QSB for the quarters ended March 31, 2004 and 2003, June 30, 2004 and 2003 and September 30, 2003; and the consolidated financial statements and related notes for the nine months ended September 30, 2004. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2003 Annual report on Form 10-KSB.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations

Net income for the nine months ended September 30 of 2004 was $172,000, which equated to basic and fully diluted earnings per share of $.021. Net loss for the nine months ended September 30 2003 was $19,000, which equated to basic and fully diluted losses per share of $0.02. The weighted average number of basic Common Stock shares outstanding totaled 8,367,932 in the first nine months of 2004 as compared to 8,265,555 in the first nine months of 2003. The increase in net income is a result of cost cutting initiatives that have been implemented over the past two years, expenses are down 8%, while at the same time revenues have declined at a much slower pace.

Revenues

The Company generated consolidated revenues of approximately $7,113,000 during the period ended September 30, 2004 as compared with approximately $7,392,000 in the comparable period of the prior fiscal year, representing a decrease of approximately $279,000 or 4%. The decline continues to come from competition with Indian casinos and a horse race tack in Alabama and in Word of Mouth, which continues to rebound from a difficult economic situation. Entertainment (bingo) rental and other revenues totaled approximately $4,916,000, or 69% of revenues, for the first nine months of 2004, as compared to approximately $4,874,000, or 66% of total revenues, for the first nine months of 2003. During the first nine months of 2004, approximately 19% of the Company’s bingo related revenues were generated in South Carolina, 18% in Alabama and 63% in Texas, compared to 17%, 21% and 62%, respectively, in the first nine months of 2003. The Hospitality segment generated revenues of approximately $2,171,000, or 30% of revenues for the first nine months of 2004, compared to approximately $2,497,000, or 34% of revenues, for the same period in 2003. Amusements revenues were approximately $0 for the first nine months of 2004, compared to $84,000 in 2003. The Company was forced to close all remaining arcades in Alabama at the end of January 2003 and this division has been discontinued.

Gross Margins

Gross margin was approximately $1,416,000 or 20% of revenues in the first nine months of 2004 versus approximately $1,447,000 or 20% in the first nine months of 2003. The bingo division gross margins were 39% of revenues, up 4 percent from the same period last year. The hospitality business gross margin loss percentage decreased by approximately 2%. This is directly related to lower revenues, and a slow recovery from the economy for the hospitality services. Revenues in hospitality are down 13%, while expenses were held down and improved by 7% over the same nine month period in 2003.

Amusements had a gross gain of 0% for the first nine months of 2004, compared to 6% in the same period in 2003. This reduction is due to discontinuing this operating division.

Littlefield Corporation
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs and Expenses

Depreciation and amortization expense totaled approximately $697,000 in the first nine months of 2004 compared to about $706,000 in the first nine months of 2003, a decrease of about $9,000.

General and administrative expenses, excluding related depreciation expense, totaled approximately $947,000 in the first nine months of 2004, compared to approximately $1,051,000 in 2003. Most of this decrease continues to be attributable to a streamlining of personnel expenses, a reduction in legal expenses, and lower professional fees.

Other expenses totaled approximately $169,000 for the first nine months of 2004, as compared to approximately $307,000 for the first nine months of 2003. This is attributed to lower interest costs and a gain on sale of investments in 2004 coupled with the expenses in the prior year stemming from a loss on the sale of investments and fixed assets, and the write off of abandoned assets.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2004 totaled approximately $410,000 and represented approximately 3% of the Company’s total assets of approximately $15,100,000. Cash flows provided by operating activities for the nine months ended September 30, 2004 were approximately $932,000 compared to $834,000 in the same period of 2003, an increase of about $98,000. Cash flows from operating activities in the first nine months of 2004 were comprised of the Company’s net income of approximately $172,000 increased for non-cash amounts of loss on sale of fixed assets of approximately $6,000, increased by depreciation expense and intangible asset amortization of approximately $697,000, decreased due to a gain on investments of $52,000, and increased by net changes in operating assets and liabilities of approximately $109,000. Cash flows from operating activities of approximately $834,000 in the first nine months of 2003 were comprised of the Company’s depreciation expense of approximately $718,000, and net increases in operating assets and liabilities of approximately $81,000, decreased by a net loss for the period of approximately $19,000, decreased for gain on sale of fixed assets of $12,000, increased for loss on investments of $52,000 and increased by loss on abandonment of assets of $14,000.

Net cash provided by investing activities totaled approximately $150,000 for the nine months ended September 30, 2004, compared to approximately $382,000 used in the nine months ended September 30, 2003. Cash provided by investing activities in the first nine month of 2004 were from the sale of equity securities of about $521,000 and property and equipment sales proceeds of about $3,000, reduced by property and equipment purchases of approximately $337,000, and the purchase of intangibles of $38,000. In the same nine months of 2003, cash used in investing activities consisted primarily of the sale of equity securities in the amount of approximately $425,000 and from selling fixed assets in the amount of approximately $207,000, offset by property and equipment expenditures of about $250,000.

Cash used by financing activities in the first nine months of 2004 totaled approximately $958,000, and included approximately $6,000 of collections of subscribed receivables and approximately $939,000 in payments on notes and lease payable obligations. Cash used related to financing activities in 2003 included approximately $1,063,000 in payments on notes payable and capital lease obligations, offset by the collection of subscribed receivables and proceeds from capital lease, totaling approximately $94,000.

Current assets totaled approximately $1,001,000 at September 30, 2004, which results in negative working capital of approximately $2,585,000 and a current ratio of .28 to 1. At September 30, 2004, the Company had approximately $15,100,000 in total assets with total liabilities and contingencies of approximately $6,890,000 and approximately $8,210,000 of shareholders equity. Total assets include approximately $410,000 in cash, $3,000 in investments, $350,000 of net accounts receivable, $7,889,000 of property and equipment, $4,977,000 of goodwill and intangible assets, $845,000 in notes receivable and $626,000 of other assets. Total liabilities primarily consist of notes and capital lease obligations of approximately $4,348,000 and accrued liabilities and reserves of about $2,542,000. Out of the reserves, $1,738,000 is the reserve for the punitive damages resulting from a lawsuit judgment that the Company is appealing.

Item 3. Controls and Procedures

The company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

31.1 Rules 13a-14(a), 15d-14(a) Certification
31.2 Rules 13a-14(a), 15d-14(a) Certification
32.1 Section 1350 Certifications
32.2 Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

November 3, 2004

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

November 3, 2004

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

November 3, 2004

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

November 3, 2004 November 3, 2004

/s/ Jeffrey L. Minch

Jeffrey L. Minch, President and
Chief Executive Officer

/s/ Troy D. Zinn
Troy D. Zinn, Secretary and Treasurer
and Chief Financial Officer