Form 10KSB
period 2004-12-31
LITTLEFIELD CORP
filed 2005-03-31
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[ X ]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission file No
0-24805

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

Issuer’s revenues for its most recent fiscal year:	$ 9,927,697
Aggregate market value of the issuer’s common stock held by non-affiliates based on the average bid and asked price as of March 1, 2005	$5,865,268
Number of shares of the issuer’s common stock outstanding as of March 1, 2005	8,378,954

Documents Incorporated By Reference

The issuer’s Proxy Statement for its annual meeting of stockholders scheduled to be held on May 18, 2005, is incorporated by reference in this Form 10-KSB in Part III Item 9, Item 10, Item 11 and Item 12.

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

PART I

ITEM I: DESCRIPTION OF BUSINESS

Littlefield Corporation develops, owns and operates charitable bingo halls, and owns and operates party rental and catering companies.  We operate 30 charitable bingo halls in Texas, Alabama, and South Carolina.  We also own and operate Littlefield Hospitality in Austin, Texas.  The Hospitality division consists of Premiere Events and Rental, a party and tent rental company, and Word of Mouth Catering, a custom catering company.

We were incorporated in Delaware in 1994 as American Bingo and Gaming Corp.  From inception through 1999 we suffered through a chaotic leadership structure.  There have been five (5) separate Presidents or Chief Executive Officers during our brief history as well as a continuously changing Board of Directors.  In mid-1999, Daniel W. Deloney was named a director, and immediately after the resignation of the Board of Directors and management, became interim Chief Executive Officer and Chairman of the Board.  In July 1999, Jeffrey L. Minch was appointed a director and in October 1999, was named President.  Current independent board members are Carlton Williams, Alfred Stanley and Michael Wilfley.  Alfred Stanley and Michael Wilfley were elected at the May 2004 annual meeting to replace Hank Anawaty who did not seek reelection and Daniel Deloney who was not reelected.  Carlton Williams was named Chairman of the Board.  The Board of Directors owns a substantial amount of stock.

CURRENT YEAR EVENTS:

On January 1, 2004, the Company incorporated Littlefield Management Company, Inc. in the state of Texas as a wholly owned subsidiary.

On May 6, 2004, the Company’s stock was delisted from the NASDAQ and began trading on the OTC Bulletin Board.  This event is discussed more thoroughly in Item 5 – “Market for Common Equity and Related Stockholder Matters.”

In 2004, we purchased one bingo hall, Bingo Barn in Midland, Texas.  In South Carolina, we opened or entered into an agreement to open three new ‘C’ halls, Coverall’s Bingo in Walterboro, Conway Bingo in Conway and Meeting Place Bingo in Charleston.  Meeting Place Bingo and Bingo Amigo in Greenville, SC were closed during this year.  We also began the process to secure space for a fourth “C” hall in Aiken.  All of these events are discussed more thoroughly in Item 6 – “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

PRINCIPLE BUSINESS AND MARKETS

We currently have two distinct and separate business segments.
  “Littlefield Entertainment” owns and operates 30 charitable bingo halls.  Of these 30 bingo halls, sixteen (16) are in Texas (Austin-1, Abilene-2, Amarillo-3, McAllen-3, Lubbock-3, Odessa-2, Midland-1 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1) and eleven (11) are in South Carolina (Charleston-6, Columbia-2,  Georgetown-1, Walterboro-1 and Conway-1).  The total segment comprised approximately 65% of our total revenues in 2004.

  “Littlefield Hospitality” consists of Austin Tents and Events which was acquired in November 2000, Premiere Party Rental which was acquired in July of 2001, and Word of Mouth Custom Catering which was acquired in August of 2001.  Austin Tents and Events and Premiere Party Rental were subsequently combined and are now called Premiere Events and Rental.  Revenues in our Hospitality division comprised 34% of total gross revenues in 2004.

On January 31, 2003, a third unit, Littlefield Amusements was discontinued.  This unit operated amusement type gaming machines in Montgomery, Alabama, but when those machines were deemed illegal, the business unit was discontinued.

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

In the due diligence of investing in a new start up bingo hall, the company anticipates recovering our entire investment (usually $100,000 to $400,000) within one to two years after the attainment of a stable and predictable operating environment (typically 6-12 months after the initiation of operations with a full contingent of charities).  We have two new start up halls in South Carolina, neither of which has reached a stable and predictable operating environment to date.  These halls, one of which opened in 2004 (Coveralls Bingo in Walterboro, SC), and another which will open in early 2005 (Mill Pond Bingo in Conway, SC), should reach this level of stability in 2005 and early 2006.

In addition to starting up new charitable bingo halls, we may acquire other companies that also engage in the management of charitable bingo halls.  We anticipate an immediate going in return of 25-35% on our entire investment and the ability to sustain that level of performance for a ten (10) year period, absent only regulatory environmental changes beyond our ability to predict or control.  In the past three years we have purchased El Bingo Grande Bingo Hall, Bingo Idea and Bingo Barn.  Of these Bingo Idea and Bingo Barn were purchased with the knowledge that we would  not attain these goals, as these were strategic purchases that allowed us to take advantage of our market presence.  The El Bingo Grande purchase has produced a 40% return since 2002.  In 2002, the first year we operated the hall, we had 12% return, in 2003 a 16% return and in 2004 a 16% return.

In 2004, our charitable bingo halls raised approximately $3,429,000 in charitable funding for those charities that operate in our bingo halls.  We helped raise $732,000 for charities in South Carolina, $397,000 for charities in Alabama, and $2,300,00 for charities in Texas.  In the past three years alone our company has helped raise well over $12 million for charity.

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

LITTLEFIELD AMUSEMENTS:

As previously mentioned, Littlefield Amusements was discontinued as a business segment on January 31, 2003.  One month of revenue and expenses from this former business unit is included in our financial statements.  At this time, all machines have been sold.  The company no longer owns any gaming machines and would only contemplate returning to the business in a clearly regulated and non-saturated market.

EMPLOYEES:

As of the report date, we had approximately one hundred (100) employees and four (4) directors, of which one is a full time employee.  Of the current employment level, eight (8) are at our headquarters in Austin, Texas, eleven (11) are engaged in bingo operations, and eighty one (81) are with Littlefield Hospitality.

ITEM 2 – DESCRIPTION OF PROPERTY

Our principal executive offices, which we own, are located at 2501 North Lamar Boulevard, Austin, Texas 78705. We lease space for the majority of our bingo operations in Texas, Alabama, and South Carolina and in turn sublease the bingo centers to various charities.  We are responsible for real estate taxes, insurance, common area maintenance and repair expenses on some of our leases.  We own four bingo centers and our former corporate headquarters in South Carolina.  We believe the condition of our leased and owned properties is good.  No single property, leased or owned, amounts to 10% or more of our total assets.

State	City	Location Purpose	Location Name	Status
Alabama	Mobile	Bingo Hall	Bingo Haven	Operating
	Montgomery	Bingo Hall	Winners	Operating
	Montgomery	Bingo Hall	Good Times	Operating
South Carolina	Charleston	(2) Bingo Halls (B&C)	Beacon	Operating
	Charleston	(2) Bingo Halls (B&C)	Lucky I	Operating
	Charleston	(2) Bingo Halls (B&C)	Shipwatch	Operating
	Columbia	(2) Bingo Halls (B&C)	American Bingo I & II	Operating
	Columbia	To be leased	Old Corp. Hdqtrs	7,000 SF leased
	Georgetown	Bingo Hall	By George! Bingo	Operating
	Walterboro	Bingo Hall	Coverall Bingo	Operating
	Conway	Bingo Hall	Mill Pond Bingo	Open 2005
Texas	Abilene	Bingo Hall	Ambler Bingo	Operating
	Abilene	Bingo Hall	Super Bingo	Operating
	Amarillo	Bingo Hall	Hi-Plains Bingo	Operating
	Amarillo	Bingo Hall	Goldstar II Bingo	Operating
	Amarillo	Bingo Hall	Grandview Bingo	Operating
	Austin	Corporate Headquarters	Corporate Hdqtrs	Occupied
	Austin	Bingo Hall	American Paradise	Operating
	Lubbock	Bingo Hall	Lucky Bingo	Operating
	Lubbock	Bingo Hall	Goldstar I Bingo	Operating
	Lubbock	Bingo Hall	Parkway Bingo	Operating
	McAllen	Bingo Hall	Americana I	Operating
	McAllen/San Juan	Bingo Hall	Triple City Bingo	Operating
	McAllen	Bingo Hall	El Bingo Grande	Operating
	Midland	Bingo Hall	Bingo Barn	Operating
	Odessa	Bingo Hall	Strike It Rich	Operating
	Odessa	Bingo Hall	Let It Ride	Operating
	Austin	Warehouse	Premiere Party Rental	Operating
	Austin	Kitchen & Offices	Word of Mouth	Operating
	San Antonio	Bingo Hall	Blanco Bingo	Operating

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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.  In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”).  On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract.  Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements.  On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights.  The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation.  The State of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995.  In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers.  The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously.  The case was heard in January 2005. Judgment was found against the Company for approximately $1,000,000 plus attorney’s fees.  The Company accrued $1,200,000 in the 2004 financial statements related to this case.

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

Littlefield Corp. v. Dye, Civil Action No. 2002-cp-08-478. The Company filed an action on March 6, 2002, in Berkeley County, South Carolina for collection on a note signed by Danny C. Dye.  The note, which was executed on December 10, 1998, was in the amount of $80,000.  The Company alleges that Dye still owes $58,481 toward the principle balance, plus $19,257 in accrued interest through December 31, 2002.  On January 14, 2003, Mr. Dye amended his answer to assert counterclaims against the Company for fraudulent breach of contract and violation of the South Carolina Payment of Wages Act based on allegations that the Company failed to pay Dye amounts due under an employment contract.  Mr. Dye has alleged that the Company owes him $375,000 in unpaid salary and is seeking treble damages under the Payment of Wages Act for a total amount of $1,250,000 in damages.  The Company believes that the counterclaims are without merit and the Company plans to contest them vigorously.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County.  On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act.  The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff.  Damages of $157,000 were awarded in addition to punitive damages of $1,570,000.  The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed.  The Company applied for a re-hearing with the appellate court, which threw out their original opinion.  However, their new opinion also reaffirmed the judgment.  The Company is now in the process of filing an appeal to the South Carolina Supreme Court.  The total amount of the award has been accrued for in the financial statements plus $300,000 in post judgment interest. The actual damages of $157,000 were paid in 2001.

George M. Harrison, et al. v. Littlefield Corporation  Civil Action No. 4:04-1038-25  This action is currently pending in the United States District Court for the District of South Carolina, Florence Division.  Plaintiffs were the owners of a parcel of real property in Darlington, South Carolina that was leased to Darlington Music Company, a former subsidiary of Littlefield Corporation.  In 1990, Plaintiffs, who were also the owners of Darlington Music Company at that time, caused Darlington Music Company to enter into a 15-year lease of the real property they owned.  Darlington Music Company was later acquired from Plaintiffs by Littlefield Corporation’s predecessor, American Bingo & Gaming.  This business continued to operate as a wholly-owned subsidiary until such time as changes in South Carolina law regarding video gaming required that the business be wound down.  In May 2001, Plaintiffs later received a judgment in the amount of $199,148 against Darlington Music Company for nonpayment of rent.  Through this action, Plaintiffs are now attempting to enforce that judgment against Littlefield Corporation on the basis of various legal theories.  Littlefield intends to vigorously defend this action and will also ask, if possible, to have the underlying judgment against its former subsidiary reexamined.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders during the fourth quarter of 2004.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol "LTFD". The following table shows the range of reported high and low closing bid prices for our common stock for the periods indicated as reported on a daily basis by the OTC Bulletin Board.

2004:	High	Low	2003:	High	Low
First Quarter	$1.22	$0.65	First Quarter	$0.60	$0.30
Second Quarter	$0.94	$0.59	Second Quarter	$0.72	$0.35
Third Quarter	$0.64	$0.45	Third Quarter	$0.54	$0.36
Fourth Quarter	$0.75	$0.50	Fourth Quarter	$0.75	$0.43

The Company’s stock price traded below a dollar for all of 2003 and the first quarter of 2004.  As a result, on May 4, 2004, , the Company was notified that NASDAQ had issued an opinion concerning the April 2004 Delisting hearing the Company had before the NASDAQ Listing Qualifications Panel.  It was the opinion of the Panel that the Company failed to present a definitive plan that would enable it to regain compliance with the bid price requirement within a reasonable period of time and to sustain compliance with all requirements for continued listing on the NASDAQ SmallCap Market over the long term.  The Company’s securities were delisted from The NASDAQ SmallCap Market effective with the open of business on May 6, 2004, and were immediately eligible for trade on the OTC Bulletin Board under the same symbol: LTFD.

Security Holders

As of March 1, 2005, our common stock was held by approximately 1,196 beneficial shareholders.

Dividends

We have never paid, and currently have no intention to pay, any cash dividends on our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,034,055	1.25	1,965,945
Equity compensation plans not approved by security holders	NA	NA	NA
Total	1,034,055	1.25	1,965,945

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2004.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The year 2004 brought continued growth in our bingo division and slowed losses in our hospitality division.

In April we acquired Bingo Barn in Midland.  The Bingo Barn purchase allowed the company to reorganize and optimize our operations in the Midland/Odessa market.  The purchase gave us the only night time bingo hall in the city, allowed us to market three halls together, one in Midland and two in Odessa, and kept the competition from entering the market place.

In Alabama, Bingo operations were faced with increased competition from “Indian Casinos” and a race track in the area.  These casinos and the race track, which are mini-gaming centers, operate under different rules with different pay-out structures than our charitable bingo halls in the same market.  Despite these pressures our operations showed an improvement in the 4th quarter that is carrying over into the 1st quarter of 2005.

In South Carolina, we continue to grow the South Carolina operations.  In 2004 we opened Coveralls Bingo in Walterboro and a temporary hall in Charleston called Meeting Place.  Meeting Place closed in December 2004.  We began the process in 2004 to open “C” bingo halls in Conway and Aiken.  The Conway and Aiken locations will open in early 2005.  “C” bingo halls accounted for 66% of the South Carolina revenue.

Our Hospitality division continued to show signs of improvement in 2004.  Direct and indirect expenses were down $139,000 from 2003, strategic reductions in wages and benefits accounted for 95% of the reduction.   G&A and other income and expenses were also down by $100,000 from lower interest expense, no severance payments as in 2003 and a small gain on disposal of assets verses a $29,000 loss in 2003.  However revenues slipped $252,000 when compared to 2003, despite this the fourth quarter rebounded with a 6% increase in revenues over 2003.  Even though the Hospitality division is improving the division again recorded a net loss for the year.

Results of Operations

The breakdown in revenues, net profit, and assets by segment is as follows:

	Entertainment	Hospitality	Other	Total Company
Gross revenues	6,484,000	3,409,000	35,000	9,928,000
Net income (loss)	2,312,000	(489,000)	(2,920,000)	(1,097,000)
Total assets	22,061,000	1,513,000	(8,296,000)	15,278,000

The “Other” column consists of corporate overhead, other income and expenses, income taxes, inter-company eliminations.

Comparison of 2004 to 2003

Note:  All figures discussed below have been rounded off to the nearest thousand and are approximate.

Net Income

	2004	2003	Change
Total Net Income	$ (1,097,000)	$ 222,000	$ (1,319,000)
Entertainment	2,312,000	2,156,000	156,000
Hospitality	(489,000)	(476,000)	(13,000)

We had a net loss in 2004 totaling $1,097,000 compared to net income in 2003 of $222,000.  The large net loss in 2004 was entirely attributable to a $1,200,000 allowance for a legal settlement relating to a 1995 bingo case and $300,000 for post judgment interest on an earlier case.  There was no goodwill impaired in 2004 or 2003.  With the legal accrual removed from 2004, we had net income of $403,000, an $181,000 increase over 2003.

Broken down by segments, net income from bingo operations (Littlefield Entertainment) was $2,312,000 in 2004 compared to $2,156,000 in 2003, an increase of over 7%.  The hospitality division had a net loss from operations of $489,000 in 2004, compared to a net loss of $476,000 in 2003, an increase of 3%.  The losses sustained here were a direct result of lower revenues, management has been able to effectively keep costs down through strategic handling of  cost most specifically personnel related, helped by lower interest costs.  This relates to cautious spending in the market place for the first 2 ½ quarters of 2004.  Beginning in late Q3 2004 and carrying forward through the end of the year, revenues began to climb.  Q4 2004 revenues were up 11% from the same period in 2003.

Revenues

	2004	2003	Change	% Change
Total Revenues	$ 9,928,000	$ 9,971,000	$ (43,000)	(0.4%)
Entertainment	6,484,000	6,281,000	203,000	3%
Texas	4,075,000	3,946,000	129,000	3%
South Carolina	1,209,000	991,000	218,000	22%
Alabama	1,200,000	1,344,000	(144,000)	(11%)

Hospitality	3,409,000	3,661,000	(252,000)	(7%)

Revenues were at breakeven with the prior year, held back by the Alabama operations in the Entertainment Divison and by Hospitality.  The Alabama operations were hurt by increased competition in the form of casinos on the Indian Reservations and electronic gaming machines at a horse race track in the adjoining counties.   The Alabama operations began to rebound in the latter part of the year and we anticipate this trend to continue in the coming year.  Through the 3rd quarter 2004, Alabama revenues were down 17% from the prior year, by the end of the 4th quarter revenues had rebounded 6% to end the year down 11% from 2003.  Hospitality’s revenues were down from the prior year with most of the reduction coming in the first three quarters of the year.  Hospitality began to show improvement late in the 3rd quarter and we anticipate 2005 to continue to show improvement in the economy.  Through the 3rd quarter of 2004 year to date revenues were down 17% from 2003, by the end of the 4th quarter, they had rebounded to be down 10% from 2003.

Gross Margins

	2004	2003	Change	% Change
Total Gross Margins	$ 2,109,000	$ 2,019,000	$ 90,000	4%
Entertainment	2,506,000	2,272,000	234,000	10%
Hospitality	(427,000)	(314,000)	(113,000)	(36%)

Gross Margin in 2004 was $2,109,000 or 21% of revenue, compared to gross margin in 2003 of $2,019,000.  This represents an increase in gross margin of $90,000.  This represents an increase in gross margin of 4%, which is evident of continued commitment by the management of the company to reduce costs, as the 4% increase was realized with essentially the same revenue as the year prior.

Broken down by segments, the Entertainment (bingo) division had gross margin in 2004 of $2,506,000 (39% of revenue) compared to a gross margin in 2003 of $2,272,000 (36% of revenue) a $234,000 increase.  The Hospitality division had gross margin in 2004 of negative $427,000 compared to gross margin in 2003 of negative $314,000.

Gross margin as discussed above includes all direct and indirect expenses, depreciation, and goodwill impairment.

General & Administrative Expenses

Corporate overhead, also called general and administrative expense, was $1,420,000 in 2004 compared to $1,472,000 in 2003, a decrease in overhead expense of $52,000.  The decrease is a result of lower legal fees and reduced depreciation and amortization.

Other Income and Expenses

Interest and investment income was down 79% to $10,000 in 2004 from $47,000 in 2003.  The decrease is completion of the sale of investments in late 2003. Interest expense was down 20% in 2004 to $285,000 from $358,000 in 2003.  We accrued  $1,200,000 for legal settlements and $300,000 in post judgment interest on a separate case.  We had a loss on the sale of fixed assets in 2004 of $23,000 compared to a gain on the sale of fixed assets of $71,000 in 2003.  The gain on the sale of fixed assets in 2003 was not due to any single event but was made up of many small dispositions throughout the year.

Our income tax expense for 2004 was $60,000 compared to $60,000 in 2003, all of which is related to state income taxes.  The Company currently has a net operating loss available for carryover on its federal income taxes of approximately $7,600,000.

Extraordinary Gain

We had no extraordinary gains from continued operations in 2004 or 2003.

Liquidity and Capital Resources

Cash flow from operations of $1,206,000 was sufficient to fund all investment and financing activities in 2004.  At year end, net cash and cash equivalents increased by $241,723 compared to last year.  We predict that next year’s cash flow from operations will also be sufficient to fund normal business investing and financing activities, but we will continue to seek additional financing from either sellers or third party lenders for any major acquisitions.  The Company has notes payable coming due in the next twenty four months amounting to $602,000 in 2005 and $630,000 in 2006.  Of these notes payable, there are no large balloon payments, allowing for manageable debt repayments on a monthly and quarterly basis.  Of the 2005 notes payable $169,000 is to related parties that will be paid in full by July 2005.  Of the 2006 debt, $106,000 is to a related party that we fully expect to be able to restructure.  Of the remaining notes payable, a note with a bank in the amount of $540,000, with $180,000  payments due for the each of the years 2005, 2006, 2007, is expected to be paid in full by the end of 2005.

Debt/Lease Schedule	12 months 2005	24 Months 2006	36 Months 2007	48 Months 2008	60 Months 2009	Thereafter	Totals
Related Parties	$ 168,750	$ 105,650					$ 274,400
Notes Payable	$ 433,085	$ 524,463	$ 323,524	$ 326,140	$ 157,233	$ 1,689,898	$ 3,454,343
Capital Leases	$ 65,589	$ 67,317					$ 132,906
Operating Leases	$ 1,465,587	$ 1,210,262	$ 853,346	$ 624,970	$ 375,218	$ 760,374	$ 5,289,757
Total Obligations	$ 2,133,011	$ 1,907,692	$ 1,176,870	$ 951,110	$ 532,451	$ 2,450,272	$ 9,151,406

We have reserved approximately $3,238,000 for punitive damages related to a legal judgments that were rendered against the Company in February 2001, $1,570,000, and January 2005, $1,200,000, $300,000 in post judgment interest, as well as $168,000 for two other settlements, one of which is still pending.  In the 2001 case, we have already paid the actual damages of approximately $157,000, and our appeal continues. In the January 2005 case, the final judgment has not been rendered.  If we lose our appeals we plan to set up a payout arrangement with the plaintiff to pay off the amounts due in installments.

In 2005, we plan to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations.  We also plan to use advantageous combinations of bank financing, seller financing, treasury stock, and cash on new bingo hall acquisitions when favorable terms can be obtained.

Critical Accounting Policies

Statement of Financial Accounting Standards No. 149, Derivative Instruments and Hedging Activities - amends SFAS 133 effective after June 30, 2003 for “Financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment to ARB No. 43, Ch 4, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage), requires items those items to be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities effective November 2004.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transaction – an amendment to FASB No. 66 & 67 amends No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  It also amends FASB No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  This is effective the fiscal year beginning after June 15, 2005.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets – an amendment to APB No. 29 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 123 (R), Share Based Payments – an amendment to SFAS 123 amends SFAS 123 to establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  It also address transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The financial impact of adopting SFAS 123(R) can not be predicted; however, it will likely have a material impact on the Company’s financial statements.

Item 7 - Financial Statements

The independent auditors’ report, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.

Report of Sprouse & Anderson, L.L.P.	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4-F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7-F-8
Notes to Consolidated Financial Statements	F-9-F-26

Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A – Controls and Procedures

Evaluation of Disclosure  Controls

We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the 2004 fiscal year.  This evaluation ("Controls Evaluation") was done with the participation of our president and chief executive officer ("CEO") and chief financial officer ("CFO").

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

Internal control over financial reporting is a framework incorporating processes designed to assure that transactions are booked properly initially and find their way to the appropriate place on the company’s financial statements.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting..

PART III

Item 9 - Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 18, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than April 18, 2005, is incorporated herein by reference.

Item 10 - Executive Compensation

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 18, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than April 18, 2005, is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 18, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than April 18, 2004, is incorporated herein by reference.

Item 12 - Certain Relationships and Related Transactions

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 18, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than April 18, 2005, is incorporated herein by reference.
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

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 18, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than April 18, 2005, is incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Littlefield Corporation and Subsidiaries’ annual financial statements included in the 10K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and 2003 totaled $62,925 and $57,000, respectively.

Tax Fees
The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for services rendered to the Company during the fiscal years ended December 31, 2004 and 2003 for tax compliance, tax advice or tax planning was $15,000 and $16,238, respectively.

It is the audit committee’s policy  to pre-approve all services provided by Sprouse & Anderson, L.L.P.  All services provided by Sprouse & Anderson, L.L.P. during the years ended December 31, 2004 and 2003 were pre-approved by the audit committee.

Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 15, 2005

LITTLEFIELD CORPORATION
(Registrant)
By:  /s/ Jeffrey L. Minch
Jeffrey L. Minch
President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Jeffrey L. Minch Jeffrey L. Minch	President and Chief Executive Officer, Director	February 15, 2004
/s/Carlton Williams Carlton Williams	Chairman of the Board	February 15, 2004
/s/Alfred Stanley Alfred Stanley	Director	February 15, 2004
/s/Michael Wilfley Michael Wilfley	Director	February 15, 2004

LITTLEFIELD CORPORATION & SUBSIDIARIES

DECEMBER 31, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT	F-2
FINANCIAL STATEMENTS: Consolidated Balance Sheet as of December 31, 2004	F-3
Consolidated Statements of Operations for the
Years Ended December 31, 2004 and 2003	F-4-F-5
Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2004 and 2003	F-6
Consolidated Statements of Cash Flows for the
Years Ended December 31, 2004 and 2003	F-7-F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9-F-26

INDEPENDENT AUDITORS' REPORT

Board of Directors
Littlefield Corporation

We have audited the accompanying consolidated balance sheet of Littlefield Corporation and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

SPROUSE & ANDERSON, L.L.P.

Austin, Texas

February 15, 2004

Littlefield Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$ 527,103
Accounts receivable, net of allowance for doubtful accounts of $18,405	630,734
Equity Securities, available for sale	3,108
Other current assets	212,779
Total Current Assets	$ 1,373,724

Property and Equipment – at cost, net of accumulated depreciation and amortization	$ 7,693,392

Other Assets:
Notes receivable	845,000
Goodwill	4,404,107
Intangible assets, net	571,494
Other non-current assets	390,735
Total Other Assets	6,211,336

TOTAL ASSETS	$ 15,278,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	2,761
Obligations under capital lease	65,589
Long term debt, current portion	430,324
Long term debt-related party, current portion	168,750
Trade accounts payable	291,907
Reserve for settlements	3,237,500
Accrued expenses	443,175
Other current liabilities-related party	500,229
Total Current Liabilities	$ 5,140,235

Long-term Liabilities:

Obligations under capital lease, net of current	67,317
Long term debt, net of current portion	3,021,258
Long term debt-related party, net of current portion	105,650
Total Long-term Liabilities	$ 3,194,225

Total Liabilities	$ 8,334,460

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,378,954 shares)	10,177
Additional paid-in-capital	23,715,026
Treasury stock – 1,797,936 shares, at cost	(2,293,490)
Stock subscription receivable	0
Accumulated other comprehensive income	(719)
Accumulated deficit	(14,487,002)
Total Stockholders' Equity	$ 6,943,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,278,452

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	2004	2003
REVENUES:
Entertainment	$ 6,484,397	$ 6,281,027
Hospitality	3,409,328	3,661,372
Other	33,972	28,883
TOTAL REVENUES	9,927,697	9,971,282

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	2,390,147	2,578,104
Rent and utilities	2,163,388	2,122,878
Other direct operating costs	2,388,390	2,379,963
Depreciation and amortization	821,077	807,178
Goodwill impairment	---	---
License expense	55,318	63,779
TOTAL COSTS AND EXPENSES	7,818,320	7,951,902

GROSS MARGIN	2,109,377	2,019,380

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	533,144	511,259
Legal and accounting fees	376,667	429,435
Depreciation and amortization	106,806	133,313
Other general and administrative	403,333	398,022

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,419,950	1,472,029

OPERATING INCOME (LOSS)	689,427	547,351

OTHER INCOME AND EXPENSES:
Interest and investment income	9,713	46,561
Interest expense	(284,571)	(357,660)
Gain/(Loss)on sale of fixed assets and intangibles	3,154	(64,056)
Gain/(Loss) on sale of investment assets	45,057	(51,637)
Write-off of abandoned assets	---	(3,000)
Reserve for legal settlements	(1,500,000)	---
Other income and (expense)	---	(14,846)
Gain on write-off of capital lease payable	---	135,163
TOTAL OTHER INCOME AND EXPENSES	(1,726,647)	(309,475)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,037,220)	237,876
PROVISION FOR INCOME TAXES	60,000	57,817
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,097,220)	180,059

DISCONTINUED OPERATIONS
Net loss from operations of discontinued Amusements division, net of state income tax expense of $2,183 and $428, respectively	---	(9,747)
Gain on disposal of assets of discontinued Amusements operations	--- _	51,225

NET INCOME (LOSS)	(1,097,220)	221,537

OTHER COMPREHENSIVE INCOME (LOSS), Net of Tax of $0 and $0	___(37,148)	159,599

NET COMPREHENSIVE INCOME (LOSS)	$ (1,134,368)	$ 381,136

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Years Ended December 31,
	2004	2003
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$ (.131)	$ .03

Diluted earnings (loss) per share	$ (.129)	$ .03

Weighted average shares outstanding – basic	8,378,954	8,269,133

Weighted average shares outstanding – diluted	8,474,785	8,375,030

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	-Common Stock-		Additional Paid-in	Treasury	Subscriptions	Accumulated	Accumulated Other Comprehensive
Description	Shares	Value	Capital	Stock	Receivable	Deficit	Income	Total

Balance at December 31, 2002	8,187,283	$10,177	$23,829,049	$(2,536,649)	$(31,360)	$(13,611,319)	$(123,170)	$ 7,536,728

Issuance of treasury stock under deferred compensation plan	50,000		(42,580)	67,659				25,079

Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	70,090		(42,622)	84,045	24,729			66,152

Comprehensive income for the year ended 12/31/03							159,599	159,599

Net income for the year ended 12/31/03						221,537		221,537

Balance at December 31, 2003	8,307,373	$10,177	$23,743,847	$(2,384,945)	$ (6,631)	$(13,389,782)	$ 36,429	$ 8,009,095

Issuance of treasury stock under deferred compensation plan	25,000		(14,750)	32,000				17,250

Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	46,581		(14,071)	59,455	6,631			52,015

Comprehensive income for the year ended 12/31/04							(37,148)	(37,148)

Net income for the year ended 12/31/04						(1,097,220)		(1,097,220)

Balance at December 31, 2004	8,378,954	$10,177	$23,715,026	$(2,293,490)	$ 0	$(14,487,002)	$ (719)	$6,943,992

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,097,220)	$ 221,537
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and goodwill impairment	927,883	951,708
Bad debt allowance and write-offs	18,405	47,244
Loss on and disposal of fixed and intangible assets	---	---
(Gain)/loss on sales of investment assets	(45,057)	51,637
(Gain) on disposal of property and equipment	(3,154)	(836)

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	32,168	7,336
Prepaid expenses and other assets	(15,900)	5,837
Trade accounts payable	(95,036)	(77,314)
Accrued expenses and other liabilities	1,483,511	(201,421)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,205,600	1,005,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	521,451	431,264
Purchase of property and equipment	(364,802)	(155,763)
	---	---
Purchase of goodwill/intangibles	(39,983)	(115,330)
Proceeds from sale of property and equipment	2,875	210,469

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and capital leases	(1,089,259)	(1,306,413)
Proceeds from notes payable	---	26,370
Collections of subscribed receivables	6,631	---
Purchase of Treasury Stock	(790)	---

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(1,083,418)	(1,280,043)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	241,723	96,325

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	285,380	189,055

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 527,103	$ 285,380

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:
	$288,553	$207,536
Interest

Income taxes	$ 56,685	$ 23,500

Non-cash transactions:

Acquisition of property and equipment in exchange for notes payable	$94,155	$130,000

Acquisition of intangibles in exchange for notes payable	$224,062	-0-

Acquisition of equipment under capital lease	$-0-	$130,691

Issuance of treasury stock under deferred compensation plan	$ 32,000	$ 25,079

See notes to consolidated financial statements

Littlefield Corporation – Notes to Consolidated Financial Statements
December 31, 2004

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

Notes Receivable:

In May 2001, the Company entered into a note receivable with David and Harriet Heep Shaffer.  The principal amount of the note was $845,000 paying 16% interest with a maturity date of May 1, 2004.  The Company holds a first lien deed of trust on approximately 1,154 acres located in Travis and Hayes counties in Texas.

In 2002, the Heep Shaffer filed for bankruptcy protection, up to that point the company had accrued for $222,603 of interest on the books.  In accordance with GAAP, at the time of the bankruptcy the Company discontinued accruing for interest, though interest is still due to the company.  Since May 1, 2004, interest has continued to accrue on the unpaid principal and interest at an 18% interest rate.  The Company believes that there are no potential uncertainties related to the collection due to the filing of the bankruptcy because of our position as a secured creditor and the value of the underlying collateral. The bankruptcy court has recognized the Company’s position and has acknowledged the Company’s first lien.  In the bankruptcy filings the land held as collateral was valued in excess of $10,000,000.  The Company expects the collection of this receivable to come in the next twelve months though the timing of the ultimate collection of this obligation may be delayed depending on the timing of the completion of the bankruptcy case.  The Company has the right to either sell the note to a third party or await ultimate resolution of the bankruptcy.

This note receivable is pledged as collateral on a $540,000 note with Plains Capital Bank.

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

Advertising:

Advertising costs are expensed when incurred or the first time the advertising takes place.  During 2004, the Company had advertising expenses of $125,602 compared to $99,112 in 2003.  At December 31, 2004, the Company had prepaid advertising costs of approximately $4,500.

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

Since 2002, goodwill and intangible assets with indefinite lives are no longer amortized.  These indefinite live assets only pertain to the State of Texas.  The Company has one class of asset that is classified as indefinite and not subject to periodic amortization.  This class of asset is known as a “Grandfathered License.”   In discussing these “Grandfathered Licenses”, a distinction should be made as to the types of bingo licenses the Company owns.  There are two classes of commercial lessor licenses in Texas, a “Grandfathered” and a “Tier.”  The “Grandfathered” license referred to any license that was in existence prior to 1989 in which a non renewal has not occurred.  A “Grandfathered” license allows the operator to have up to six (6) charities in a hall and charge up to $600 per session in rent.  These licenses are regulated by the Texas Lottery Commission and must be renewed each year.  There is an annual fee associated with the renewal of these licenses, which is expensed throughout the year.  There is a limited number of these licenses available and they are traded between individuals and organizations.  They are a traded commodity, in that they have a cash value which is determined by the market place.  These licenses can only be revoked or canceled by failing to renew them by the renewal date or for illegal activity.

A Tier license is deemed by the company to have no value as an asset and are not carried as an asset on the Company’s books.  A “Tier” commercial lessor license is any license issued after 1989 or any license issued prior to 1989 in which a non renewal occurred.  A “Tier” license allows the operator to have one (1) charity in a hall and charge up to $600 per session in rent.  These licenses are issued, renewed, and applied for through the Texas Lottery Commission.  The only cost associated with obtaining and keeping this type of license is an annual renewal fee, which is expensed throughout the year.  These licenses are not sold on a negotiated basis, at this time.  There is currently a moratorium on this license for new operators through December 2005.

In South Carolina there are promoter and solicitor licenses with set fees that are renewed each year and expensed during the year.  In Alabama there is a business license which is based upon the gross amount of rents, these too are renewed annually and expensed during the year.  These licenses are not recorded as assets and therefore have no related depreciation.

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

Revenue Recognition:

The Company generates revenues from the following sources:

(i) Bingo:

Bingo rents, paper sales and head tax payments are received from charitable organizations through various sub-lease agreements of the Company's bingo centers. Revenues are determined by customer attendance, spending and prize payouts, as well as state regulations, which may dictate the number of bingo sessions a charity can conduct and rent limits that can be paid to a commercial lessor, such as the Company.  Revenues that are know and consistent each month, such as rents, are accrued and accounted for in the month that they are due.  Revenues that are generated in undefined amounts, such as customer attendance, are recognized when they are received.

(ii) Catering and Party Rental:

Revenue is also earned from the Hospitality division which charges fees for catering, staffing, bar service, event coordination, and party event and tent rentals.  Revenues are accrued and accounted for in the month in which the services are performed.

(iii) Other:

Other revenues are earned concessions, vending machines, bingo supplies, and other sources.  Other revenues are recognized when they are received.

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

The options granted have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the consolidated financial statements.  Had compensation cost for the Company’s stock options been determined consistent with FASB Statement No. 123, “Accounting for Stock Based Compensation”, the Company’s net income (loss) and net income (loss) per share would have been decreased (increased) to the pro-forma amounts indicated below:

		2004	2003
Net income (loss)	As reported	$(1,097,220)	$221,537
	Proforma	$(1,193,478)	$183,420

Basic earnings (loss) per share	As reported	$(.13)	$0.03
	Proforma	$(.14)	$0.02

Diluted earnings (loss) per share	As reported	$(.13)	$0.03
	Proforma	$(.14)	$0.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were for grants in 2004; dividend yield of 0%, expected volatility of 120%, risk free interest rates of 5.5% and an expected life of approximately 10 years.  The following assumptions were for grants in  2003; dividend yield of 0%, expected volatility of 113%, risk free interest rates of 5.0%, and an expected life of approximately 10 years.

Comprehensive Income:

The Company has other comprehensive income related to unrealized gains and losses on available for sale securities.

Critical Accounting Policies

Statement of Financial Accounting Standards No. 149, Derivative Instruments and Hedging Activities - amends SFAS 133 effective after June 30, 2003 for “Financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment to ARB No. 43, Ch 4, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage), requires items those items to be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities effective November 2004.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transaction – an amendment to FASB No. 66 & 67 amends No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  It also amends FASB No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  This is effective the fiscal year beginning after June 15, 2005.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets – an amendment to APB No. 29 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 123 (R), Share Based Payments – an amendment to SFAS 123 amends SFAS 123 to establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  It also address transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  This statement is effective for public entities that file as small business issuers  as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

NOTE 2 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS

2004

In April we acquired Bingo Barn in Midland for $400,000.  This included a sale of real estate in the amount of $150,000, which was executed with a down payment of $30,000 cash and a note in the amount of $120,000 and a bingo license, all equipment, inventory and supplies associated with the bingo hall for $70,000 cash and a note in the amount of $180,000.  The Bingo Barn purchase allowed the company to reorganize and optimize our operations in the Midland/Odessa market.  The purchase gave us the only night time bingo hall in the city, allowed us to market three halls together, one in Midland and two in Odessa, and kept the competition from entering the market place.

In South Carolina, we opened Coveralls Bingo in Walterboro and a temporary hall in Charleston called Meeting Place.  Meeting Place closed in December 2004.  We began the process in 2004 to open “C” bingo halls in Conway and Aiken.  The Conway and Aiken locations will open in early 2005.

As part of the acquisition of Word of Mouth Catering and Premiere Party Rental, which took place in 2001, the Company entered into three employment agreements with the principles of those businesses.  In 2003, one of those employment agreements was amicably terminated under terms agreeable to both parties.  That employee is now an independent contractor who acts as a consultant to the Company on an “as needed” basis.  In 2004, the employment agreement with the remaining two employees ended as per the original agreements, one of those employees has left the company, and the other continues his employment with the Company on an at-will basis.  As of December 31, 2004, the remaining salary expense associated with the remaining two employment agreements is approximately $0.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consists of the following:

Land	$ 953,724
Buildings	3,587,231
Building and leasehold improvements	4,374,448
Bingo, and rental equipment	1,644,344
Equipment, furniture and fixtures	2,332,845
Automobiles	391,819
13,284,411
Less: Accumulated depreciation and amortization	(5,591,019)

Property and equipment, net	$7,693,392

Depreciation and amortization expense charged to operations for the years ended December 31, 2004 and 2003 was $927,883 and $951,708 respectively.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2004 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$7,185,107	$(2,781,000)	$4,404,107
	Entertainment	Hospitality
Balance at December 31, 2003	$3,908,660	$371,384	$4,280,044
Goodwill acquired during the year	124,063	-0-	124,063
Impairment losses	-0-	-0-	-0-
Balance at December 31, 2004	$4,032,723	$ 371,384	$4,404,107

Intangible assets at December 31, 2004 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses	$487,745	$ -0-	$487,745

Intangible Assets with Finite Lives:
Covenants not to compete	$297,500	$(213,751)	$83,749
Capitalized acquisition costs related to note receivable	50,950	(50,950)	-0-
Intangible Assets, Net of Accumulated Amortization			$571,494

During the year ended December 31, 2004, the Company purchased goodwill in the amount of $124,063 associated with the acquisition of Bingo Barn bingo hall. During 2004, the Company also acquired bingo licenses with indefinite lives for $50,000 and two covenants not to compete in the amount of $87,500.

Future amortization on intangible assets with finite lives is as follows:

2005	$22,500
2006	22,500
2007	18,749
2008	10,000
2009	10,000
Total	$83,749

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

For the years ended December 31, 2004 and 2003, the Company evaluated the carrying value of goodwill for each reporting unit of the company and determined that no impairment of goodwill was necessary.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable at December 31, 2004 consist of the following:

Installment note payable to a bank, due in monthly installments of $3,121, including interest at 7.75%, due on demand or January 2005, secured by furniture and fixtures	2,761

$ 2,761

At December 31, 2004, the Company was in violation of a financial covenant under one loan agreement with a bank.  The bank has waived the violation.

Long-term debt at December 31, 2004 consist of the following:

Mortgage note payable to a bank, due in quarterly installments of approximately $23,494, including interest at prime plus 1%, maturing October 2019, secured by real estate	$ 956,517

Mortgage note payable to a third party, due in monthly installments of $8,563, including interest at 9% maturing August 2006, secured by a deed of trust on the real estate	151,106

Mortgage note payable to a bank, due in monthly installments of $4,394, including interest at the prime rate, maturing August 2022, secured by a deed of trust on the real estate	620,270

Mortgage note payable to a third party, due in monthly installments of $5,578, including interest at 8% maturing July 2010, secured by a second lien on the real estate	541,826

Note payable to a bank, due in monthly interest only installments at prime rate plus 1 ½% through August 2005, then due in monthly installments of $16,500, maturing August 2008, secured by a note receivable and a personal guarantee by the Company’s president & CEO for $300,000.	540,000

Installment note payable to a third party, due in monthly installments of $13,170, including interest at 7%, maturing August 2006, secured by bingo hall business	236,415

Installment note payable to a third party, due in monthly installments of $2,279, including interest at 5%, maturing March 2012, secured by real estate	164,422

Installment note payable to a third party, due in monthly installments of $1,519, including interest at 5%, maturing March 2012, secured by bingo hall business	109,615

Installment note payable to a third party, due in monthly installments of $490, including interest at 13.75%, maturing April 2007.	11,680

Installment note payable to a third party, due in monthly installments of $222, including interest at 9.9%, maturing April 2006.	3,697

Installment note payable to a third party, due in monthly installments of $758, including interest at 0%, maturing September 2006, secured by an automobile	15,919

Installment note payable to a third party, due in monthly installments of $767, including interest at 5.9%, maturing January 2005, secured by an automobile	759

Installment note payable to a third party, due in monthly installments of $527, including interest at 5.9%, maturing March 2007, secured by an automobile	12,757

Installment note payable to a third party, due in monthly installments of $4,047, including interest at 8% maturing December 2006, unsecured	86,599

3,451,582
Less current maturities	(430,324)
Long-term debt, net of current portion	$3,021,258

Long-term debt related party at December 31, 2004 consists of the following:

Installment note payable to a related party, due in quarterly installments of $31,250, plus interest at 8%, maturing July 2005, secured by cash flow from the acquired business	93,750

Installment note payable to a related party, due in quarterly installments of $12,500, plus interest at 8%, maturing August 2005, unsecured	37,500

Installment note payable to a related party, due in quarterly installments of $12,500, plus interest at 8%, maturing August 2005, unsecured	37,500

Installment note payable to a related party, due in monthly interest only installments of $594 at 6.75%, with a balloon payment on July 2006	105,650
274,400

Less current maturities	(168,750)

Long-term debt, related party, net of current portion	$ 105,650

Principal payments on notes payable and long-term debt for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,
2005	$601,835
2006	630,113
2007	323,524
2008	326,140
2009	157,233
Thereafter	1,689,898
$3,728,743

Interest expenses for the years ended December 31, 2004 and 2003 were $285,000 and $358,000 respectively.

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

The Company did not enter into any new capital leases in  2004

Future minimum payments due under capital lease obligations are as follows:

Years Ending December 31, 2004

Total future minimum lease payments	$153,734

Less amount representing interest	(20,828)

Present value of minimum lease payments	132,906

Less current installments	(65,589)

Obligations under capital leases, net of current portion	$ 67,317

Principal payments on capital leases for each of the next five fiscal years are as follows:

Future Maturities
2005	$ 65,589
2006	67,317
$132,906

Gross amounts of assets on balance sheet recorded under capital leases were $245,337 and $245,337 for 2004 and 2003, net of accumulated amortization of $89,215 and $81,718.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate.  Cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.

The carrying amount and fair value of notes receivable, capital leases payable and notes payable at December 31, 2004 are as follows:

	Carrying Amount	Fair Value
Notes receivable	$ 845,000	$ 845,000
Capital leases payable	132,906	132,906
Notes payable	3,728,743	3,728,743

The fair values of the Company’s fixed rate notes receivable, capital leases payable and notes payable have been estimated based upon relative changes in the Company’s borrowing rates since origination of the fixed rate debt.

NOTE 9 - INCOME TAXES

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 2004 and 2003 is as follows:

	2004	2003
Expected income tax (benefit)	$ 352,655	$95,723
Amounts not deductible for federal income tax purposes	1,020	3,896
State income taxes, net of federal income tax	60,000	60,000
Change in valuation allowance	(353,675)	(99,619)
	$ 60,000	$ 60,000

The provision for income taxes consists of the following:

	2004	2003
Current year income taxes:
Federal	$ -0-	$ -0-
State	60,000	60,000
Deferred income taxes:
Federal	-0-	-0-
State	-0-	-0-
	$60,000	$60,000

Deferred tax assets and liabilities as of December 31, 2004 are as follows:

Current deferred tax asset	$ ---	$ ---
Current deferred tax liability	---	---
Valuation allowance for current deferred tax asset	---	---
Net current deferred tax asset	$ ---	$ ---

Non-current deferred tax asset	$ 5,576,328	$4,838,275
Non-current deferred tax liability	---	---
Valuation allowance for non-current deferred tax asset	(5,576,328)	(4,838,275)
Net non-current deferred tax asset	$ -0-	$ -0-

The non-current deferred tax asset results from differences in amortization of the non-compete agreements, and asset write-off and reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses.

At December 31, 2004, the Company has net operating loss carry forwards for federal income tax purposes of approximately $7.6 million that begin expiring in the year 2009.  The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company has acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 14).  The average price to repurchase these shares was $1.08 and at December 31, 2004 the Company holds 1,797,936 treasury shares.

In 2004 the Company issued 46,581 shares of treasury stock under the Employee Stock Purchase Plan and 401K plan at a cost of $52,015.   The Company issued 25,000 shares of treasury stock at a cost of $17,250 for deferred compensation.

In 2003, the Company issued 50,000 shares of treasury stock as deferred compensation at a cost of $25,079.  The Company issued 70,090 shares of treasury stock at a cost of $66,152 for cash and subscriptions receivable.

NOTE 11 - EARNINGS PER SHARE

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Numerator:	2004		2003
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(1,097,220)	$(1,097,220)	$221,537	$221,537

Net income (loss) available to common stockholders	$(1,097,220)	$(1,097,220)	$221,537	$221,537
Denominator:
Weighted average shares outstanding	8,378,954	8,378,954	8,269,133	8,269,133
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	95,831	---	105,897
Weighted average shares outstanding	8,378,954	8,474,785	8,269,133	8,375,030
Earnings (loss) per share	$ (.13)	$ (.13)	$ .03	$ .03

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock options.  At December 31, 2004, the Company has implemented five shareholder approved stock option plans.  These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended.  The plans collectively provide for the total issuance of 3,000,000 common shares over ten years from the date of each plan’s approval.  At December 31, 2004, a total of 1,034,055 options are outstanding under these plans.  As of February 5, 2004 the additional 100,000 options for shares that were outstanding to non-employees outside of these plans expired.

	Employee Stock Plans		Other Compensatory		Combined Total
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options
Outstanding at 12/31/02	687,000	$1.60	100,000	$3.88	787,000
Granted	20,055	0.53	---	---	20,055
Exercised	(50,000)	(.53)	---	---	(50,000)
Forfeited	(3,000)	-0-	---	---	(3,000)
Outstanding at 12/31/03	654,055	$ 1.70	100,000	$3.88	754,055
Granted	530,000.57		---	---	530,000
Exercised	(25,000)	.69	---	---	(25,000)
Forfeited	(125,000)	.51	(100,000)	---	(225,000)
Outstanding at 12/31/04	1,034,055	$ 1.25	---	---	1,034,055

The fair value of options issued during 2004 and 2003 were approximately $300,000 and $11,000, respectively.

The following table summarizes information about options outstanding at December 31, 2004 and 2003 under the Employee Stock Plan:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2004:	$3.39---$5.07	150,000	1.3 years	$3.75	150,000	$3.75
	$2.26---$3.38	100,000	1.8 years	$3.04	100,000	$3.04
	$1.51---$2.25	---	--- years	---	---	---
	$ 0.00---$1.50	784,055	8.2 years	$ .55	409,680	$ .62
		1,034,055	6.6 years	$1.25	659,680	$1.70

2003:	$3.39---$5.07	150,000	2.3 years	$3.75	150,000	$3.75
	$2.26---$3.38	100,000	2.8 years	$3.04	100,000	$3.04
	$1.51---$2.25	---	--- years	---	---	---
	$ 0.00---$1.50	404,055	6.6 years	$ .61	312,180	$ .79
		654,055	5.6 years	$1.70	562,180	$ 1.89

The following table summarizes information about other compensatory stock options outstanding at December 31, 2004 and 2003.  All of these other compensatory stock options expired on February 5, 2004.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2004:	---	---	--- year	---	---	---
2003:	$3.88	100,000	0.1 year	$3.88	100,000	$3.88

NOTE 13 - RELATED PARTY TRANSACTIONS

In July 2001, the Company acquired Premiere Party Rentals.  In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller.  The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% with a maturity date of July 2005.  The second note originally due and payable in full, along with accrued interest at 8% annual rate, in July 2004, was paid in full in August 2004.  For the years ended December 31, 2004 and 2003, the Company recognized $34,644 and $59,360 of interest expense related to these obligations.

In August 2001, the Company acquired Word of Mouth Custom Catering.  In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers.  In November 2003, the relationship with one of the sellers changed from that of an employee to an independent contractor on a consulting basis, in August of 2004 the agreement terminated with the remaining employee as per the original agreement.  The terms of the notes did not change.  These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005.  For the years ended December 31, 2004 and 2003, the Company recognized $8,441 and $17,000 of interest expense related to these obligations.

The President and CEO of the Company has personally guaranteed one note payable to a third party lender, in the original total amount of $540,000.  (See also Note 6.)  The balance due on the note at December 31, 2004 is $540,000, of which the CEO has personally guaranteed $300,000.

The Company accrued a total of $61,275 in loan guaranty fees to him in 2002.  This amount has been added to the President’s bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a current accrued liability – related party.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002.  This amount was set up on a note payable with interest only payments for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

(a) Operating Leases:

The Company is obligated under various operating leases.  Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges.  Minimum annual rentals under these leases are as follows:

Year Ending December 31,	Minimum Rentals
2005	$1,465,587
2006	1,210,262
2007	853,346
2008	624,970
2009	375,218
Thereafter	760,374
Total minimum annual rentals	$5,289,757

Rent expense for the years ended December 31, 2004 and 2003 amounted to approximately $1.5 million and $1.7 million, respectively.

In 2003, the Company leased out Grandview Bingo in Amarillo.  Grandview was an under-performing hall that the Company subleased to a group of charities.  The arrangement is that of a standard monthly sublease and not a per-session lease.  The tenant has put down a $7,800 security deposit.   The minimum annual future receipts under this sublease are as follows:

Year Ending December 31,	Minimum Rent
2005	$ 93,600
2006	93,600
2007	93,600
2008	93,600
2009	93,600
Thereafter	499,200
Total minimum annual rentals	$967,200

(b) Legal:

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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.  In July of 1995, the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”).  On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract.  Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements.  On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights.  The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation.  The State of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995.  In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers.  The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously.  The case was heard in January 2005.  Judgment was found against the Company for approximately $1,000,000 plus attorney’s fees.  The Company accrued $1,200,000 in the 2004 financial statements related to this case.

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

Littlefield Corp. v. Dye, Civil Action No. 2002-cp-08-478. The Company filed an action on March 6, 2002, in Berkeley County, South Carolina for collection on a note signed by Danny C. Dye.  The note, which was executed on December 10, 1998, was in the amount of $80,000.  The Company alleges that Dye still owes $58,481 toward the principle balance, plus $19,257 in accrued interest through December 31, 2002.  On January 14, 2003, Mr. Dye amended his answer to assert counterclaims against the Company for fraudulent breach of contract and violation of the South Carolina Payment of Wages Act based on allegations that the Company failed to pay Dye amounts due under an employment contract.  Mr. Dye has alleged that the Company owes him $375,000 in unpaid salary and is seeking treble damages under the Payment of Wages Act for a total amount of $1,250,000 in damages.  The Company believes that the counterclaims are without merit and the Company plans to contest them vigorously.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County.  On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act.  The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff.  Damages of $157,000 were awarded in addition to punitive damages of $1,570,000.  The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed.  The Company applied for a re-hearing with the appellate court, which threw out their original opinion.  However, their new opinion also reaffirmed the judgment.  The Company is now in the process of filing an appeal to the South Carolina Supreme Court.  The total amount of the award has been accrued for in the financial statements plus $300,000 in post judgment interest. The actual damages of $157,000 were paid in 2001.

George M. Harrison, et al. v. Littlefield Corporation  Civil Action No. 4:04-1038-25  This action is currently pending in the United States District Court for the District of South Carolina, Florence Division.  Plaintiffs were the owners of a parcel of real property in Darlington, South Carolina that was leased to Darlington Music Company, a former subsidiary of Littlefield Corporation.  In 1990, Plaintiffs, who were also the owners of Darlington Music Company at that time, caused Darlington Music Company to enter into a 15-year lease of the real property they owned.  Darlington Music Company was later acquired from Plaintiffs by Littlefield Corporation’s predecessor, American Bingo & Gaming.  This business continued to operate as a wholly-owned subsidiary until such time as changes in South Carolina law regarding video gaming required that the business be wound down.  In May 2001, Plaintiffs later received a judgment in the amount of $199,148 against Darlington Music Company for nonpayment of rent.  Through this action, Plaintiffs are now attempting to enforce that judgment against Littlefield Corporation on the basis of various legal theories.  Littlefield intends to vigorously defend this action and will also ask, if possible, to have the underlying judgment against its former subsidiary reexamined.

(c) Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock.  On February 8, 2000 the Company amended the stock repurchase program to permit purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous.  The amount was subsequently increased to 3,000,000 shares. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company’s discretion.  Any shares so repurchased will be held as treasury shares and be available for general corporate purposes. No shares were repurchased in 2004 or 2003.

(d) Concentration of Credit Risk:

The Company maintains its cash in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  At December 31, 2004, cash in banks exceeded FDIC coverage by approximately $174,000.

(e) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was instituted in 2001.  In 2004 employees were allowed to defer up to 90% of their wages to a maximum of $12,000, tax deferred, for retirement purposes.  The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management.  At December 31, 2004 and 2003, the Company contributed $0 and $0 respectively, into the Plan.

(f) Employee Stock Purchase Plan

During 2002, the Company implemented the 2002 Employee Stock Purchase Plan to allow employees of Littlefield Corporation and any subsidiaries to acquire stock ownership in the Company.  The Company has reserved 250,000 shares under this plan.  Offering of shares under this plan will commence  1) on the first day of each fiscal year and will end on the last day of the fiscal year or  2) at the sole discretion of the administrators.  Any offerings that remain unsold during the offering period shall expire and shall be made available for grant in future offering periods.  Eligible employees shall elect to make contributions between 1% and 10% of gross compensation.  The exercise price of any shares purchased by a participant shall be at eighty-five percent (85%) of the lower of the fair market value of the common stock on the date of the grant or date of exercise.   At December 31, 2004, the Company has a subscription receivable from participants in the amount of $0.

(g) The Company has entered into three-year employment agreements with two individuals.  Should the Company terminate the employment agreements without cause, the Company would be liable for salary compensation and the cash value of the Company paid portion of any insurance coverage owed for the remaining term of employment.  As of December 31, 2004, the remaining salary expense associated with these two employment agreements is approximately $0.

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

A summary of the segment financial information reported to the CODM is as follows:

Year Ended December 31, 2004
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$6,484,000	$3,409,000	$35,000	$9,928,000
Depreciation and amortization	497,000	324,000	107,000	928,000
Segment profit (loss)	2,312,000	(489,000)	(2,920,000)	(1,097,000)
Segment Assets	$22,061,000	$1,513,000	(8,296,000)	15,278,000

Year Ended December 31, 2003
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$6,281,000	$3,661,000	$29,000	$9,971,000
Depreciation and amortization	477,000	330,000	133,000	940,000
Segment profit (loss)	2,156,000	(476,000)	(1,500,000)	180,000
Segment Assets	$20,575,000	$1,826,000	(6,514,000)	15,887,000

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

NOTE 16: INVESTMENTS

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities.  The Company’s investments consist of the following:

	2004

	Basis	Fair Value	Unrealized Gain (Loss)
Mutual Funds	$5,230	$3,108	$(2,122)
Total	$5,230	$3,108	$(2,122)

These securities are considered available-for-sale, as defined by SFAS No. 115, and accordingly, the unrealized holding loss is shown in other comprehensive income as follows:

Unrealized holding loss recognized at year end	$ (37,148)
Gain(Loss) recognized in prior year earnings	(35,026)
Unrealized holding gain (loss) on investments held for sale.	(2,122)

The Company sold certain securities available for sale during 2004, and received proceeds of $521,541. The Company realized a net gain of $45,057 on the sale.

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

The Amusements division had revenue of $0 in 2004 and $83,908 in 2003.  Related expenses were $0 for 2004 and $93,655 for 2003.

NOTE 18 - SUBSEQUENT EVENTS

January 2005 –  Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.  This case was heard and judgment found against the Company in the amount of $1,280,000 plus attorney fees.  As of the date of this report the final arguments had not been heard, however the Company did elect to accrue the judgment and related legal expenses in the amount of $1,200,000 in 2004 for this event.

March 2005 – The Company through it’s wholly owned subsidiary Conway Bingo Inc., leased a facility in Conway South Carolina and opened a “C” hall doing business as Mill Pond Bingo.

EXHIBIT 22.1
SUBSIDIARIES

1919 Riverside Corp.
Ambler Bingo, Inc.
Americana I, Inc.
Americana II, Inc.
Americana III, Inc.
Americana IV, Inc.(Lucky)
Bing-O-Rama, Inc.
Charity Amusement of Montgomery Inc.
Charity Bingo, Inc.
Charity Games of Montgomery
Charity Management of Montgomery
Gamecock Promotions Inc.
Columbia One Corp.
Concessions Corp.
Hidalgo Charities Inc.
Hidalgo Partnership, Ltd
Lavaca Enterprises, Inc.
Littlefield General Partner Inc.
Littlefield Hospitality Inc.
LTFD Management Company Inc.
Low Country Promotions, Inc.
Meeks Management Company Inc
Midlands Promotions, Inc.
Parkway Bingo, Inc.
S.A. Charities, Inc.
Southern Blvd Bingo
Strike It Rich Bingo, Inc.
The Samaritan Associates, Inc.
West Texas Bingo, Inc.
Capitol Charities, Inc.
Charity Bingo-Birmingham, Inc.
Charity Amusement of Millbrook, Inc.
Charity Bingo of Texas, Inc.
Charity Management of Prattville, Inc.
Country’s Amusement Inc
Dabber's Bingo, Inc.
Delta Bingo, Inc.
Forest Bingo, Inc.
Grenada Bingo, Inc.
Louisville Bingo, Inc.
Starkville Bingo, Inc.
Texas Charities, Inc.
Travis Charities, Inc.
Walterboro Bingo Inc.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

February 15, 2005

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

February 15, 2005

/s/ Troy D. Zinn
Chief Financial Officer

Exhibit 32.1
Certification Pursuant to 18 U.S.C. § 1350

The undersigned, Jeffrey L. Minch, President and Chief Executive Officer of Littlefield Corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

February 15, 2005

/s/ Jeffrey L. Minch
President and Chief Executive Officer

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, Troy D. Zinn, Chief Financial Officer of Littlefield Corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

February 15, 2005

/s/ Troy D. Zinn
Chief Financial Officer