Form 10QSB
period 2005-03-31
LITTLEFIELD CORP
filed 2005-05-16
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2005
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of March 31, 2005, the Issuer had 8,506,855 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

Littlefield Corporation
FORM 10-QSB
For the quarter ended March 31, 2005
INDEX

Part I. Financial Information
Item 1.	Financial Statements
a)	Consolidated Statements of Operations for the Three
	Months Ended March 31, 2005 and 2004	2
b)	Consolidated Balance Sheet as of March 31, 2005	4
	Consolidated Statements of Cash Flows for the Three
c)	Months Ended March 31, 2005 and 2004	5
d)	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	13
Part II. Other Information
	Item 1. Legal Proceedings	15
	Item 6. Exhibits and Reports on Form 8-K	15

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2005	2004

REVENUES:
Entertainment	$1,799,697	$1,636,067
Hospitality	637,315	584,108
Other	52,705	8,100
TOTAL REVENUES	2,489,717	2,228,275

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	529,250	548,530
Rent and utilities ($0 and $5,307, respectively to related parties)	534,317	536,013
Other direct operating costs	563,106	575,390
Depreciation and amortization	212,465	203,334
License expense	10,415	16,616
TOTAL COSTS AND EXPENSES	1,849,553	1,879,883

GROSS MARGIN	640,164	348,392

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	143,783	134,639
Legal and accounting fees	117,466	60,120
Depreciation and amortization	23,698	29,626
Other general and administrative	175,148	109,347
Unusual & nonrecurring items: Provision for doubtful accounts & write-offs	---	---
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	460,095	333,732

OPERATING INCOME (LOSS)	180,069	14,660

OTHER INCOME AND EXPENSES:
Interest and investment income	989	1,757
Interest expense ($13,500 and $27,310 respectively to related parties)	(57,971)	(62,638)
Gain (loss) on fixed asset sales	0	(5,946)
Gain (loss) on sale of investments	0	49,628
Other income and (expense)	19,500	---
TOTAL OTHER INCOME AND EXPENSES	(37,482)	(17,199)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	142,587	(2,539)

PROVISION FOR INCOME TAXES	15,000	15,000

NET INCOME (LOSS)	127,587	(17,539)

OTHER COMPREHENSIVE INCOME (LOSS)	645	(39,428)

NET COMPREHENSIVE INCOME (LOSS)	128,232	$(56,967)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2005	2004

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.015	($.002)

Diluted earnings (loss) per share	$.015	($.002)

Weighted average shares outstanding – basic	8,411,056	8,345,130

Weighted average shares outstanding - diluted	8,558,989	8,345,130

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	March 31, 2005
Cash and cash equivalents	$577,115
Accounts receivable, net of allowance for doubtful accounts of $5,105	349,088
Accounts receivable, other	215,211
Equity Securities, available for sale	2,842
Other prepaid expenses and current assets	287,433
Total Current Assets	1,431,689

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,547,315

Other Assets:
Notes receivable, net of allowance for doubtful accounts	845,000
Notes receivable, accrued interest	222,603
Goodwill	4,404,107
Intangible assets, net	558,786
Other non-current assets	168,590
Total Other Assets	6,199,086

TOTAL ASSETS	$15,178,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Obligations under capital lease	67,198
Long term debt, current portion	435,939
Long term debt-related party, current portion	56,250
Trade accounts payable	314,828
Reserve for settlements	3,237,500
Accrued expenses	390,511
Other current liabilities-related party	476,323
Total Current Liabilities	4,978,549

Long-term Liabilities:
Obligations under capital lease, net of current	48,687
Long term debt, net of current portion	2,911,193
Long term debt-related party, net of current portion	105,650
Total Long-term Liabilities	3,065,530
Total Liabilities	8,044,079

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,506,855 shares)	10,177
Additional paid-in-capital	23,607,795
Treasury stock – 1,670,035 shares, at cost	(2,124,459)
Accumulated Comprehensive Income	(74)
Accumulated deficit	(14,359,428)
Total Stockholders' Equity	7,134,011

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	15,178,090

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months Ended March 31,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	127,587	($17,539)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,055	232,960
Gain on investment sales	0	(49,628)
Loss (gain) on sales of fixed assets	0	5,947
Gain on Exercise of Deferred Compensation	(19,500)
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	66,436	378,683
Other assets and licenses	(75,112)	(132,213)
Trade accounts payable	22,921	(90,390)
Accrued expenses and other current liabilities	(25,859)	(10,018)
NET CASH PROVIDED BY OPERATING ACTIVITIES	332,528	317,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(77,284)	(133,110)
Proceeds from sale of equity securities	0	521,451
Proceeds from sale of property and equipment	0	2,875
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(77,284)	391,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(17,021)	(13,481)
Payments on notes payable	(219,711)	(255,617)
Exercise of Stock Options	31,500
Collections (increase) of subscribed receivables	0	4,095
NET CASH USED IN FINANCING ACTIVITIES	(205,232)	(265,003)

NET INCREASE (DECREASE) IN CASH	50,012	444,015

CASH AT BEGINNING OF PERIOD	527,103	285,380

CASH AT END OF PERIOD	577,115	729,395

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months Ended March 31,	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$64,355	$78,913

Income taxes	$0	$0

Non-cash transactions:

Acquisition of property, equipment and intangibles in exchange for notes payable	$0	$300,000

Equipment purchased under capital lease	$0	$0

Issuance of treasury stock for deferred compensation and 401K plan	$0	$92,245

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2005

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION.

The unaudited consolidated financial statements include the accounts of Littlefield Corporation and its wholly owned subsidiaries (the “Company”). The financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The financial statements contained herein should be read in conjunction with the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates. Where appropriate, items within the consolidated condensed financial statements have been reclassified to maintain consistency and comparability for all periods presented.

The operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 2005 consists of the following:

Land	$953,724
Buildings	3,587,231
Leasehold improvements	4,407,069
Rental Inventory and bingo equipment	1,685,219
Equipment, furniture and fixtures	2,336,727
Automobiles	391,818
13,361,788

Less: Accumulated depreciation and amortization	(5,814,473)

Property and equipment, net	$7,547,315

Total depreciation expense, for owned and leased assets, charged to operations for the three months ended March 31, 2005 and 2004 was approximately $223,000 and $229,000 respectively.

NOTE 3 - INTANGIBLE ASSETS.

Intangible assets at March 31, 2005 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$7,185,107	$(2,781,000)	$4,404,107
	Entertainment	Hospitality
Balance at December 31, 2004	$4,032,723	$371,384	$4,404,107
Goodwill acquired in the Quarter	-0-	-0-	-0-
Impairment losses	-0-	-0-	-0-
Balance at March 31, 2005	$4,032,723	$ 371,384	$4,404,107

Intangible assets at December 31, 2004 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses	$487,745	$ -0-	$487,745

Intangible Assets with Finite Lives:
Covenants not to compete	$297,500	$(226,459)	$71,041
Capitalized acquisition costs related to note receivable	50,950	(50,950)	-0-
Intangible Assets, Net of Accumulated Amortization			$558,786

Amortization expense charged to operations for the three months ended March 31, 2005 and 2004 was approximately $13,000 and $5,000 respectively.

NOTE 4 - SHAREHOLDERS’ EQUITY.

At March 31, 2005 the Company holds 1,670,035 treasury shares at an average purchase cost of $1.27.

NOTE 5 – EARNINGS (LOSS) PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Three months ended March 31,	2005	2005	2004	2004
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$127,587	$127,587	$(17,539)	$(17,539)

Denominator:
Weighted average shares outstanding	8,411,056	8,558,989	8,345,130	8,345,130
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	8,411,056	8,558,989	8,345,130	8,345,130

Earnings (loss) per share	$.015	$.015	$(.002)	$(.002)

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

The components of comprehensive income for the quarters ended March 31, 2005 and 2004, are as follows:

	2005	2004
Net income (loss)	$127,587	$(17,539)

Other comprehensive income (loss)
Net unrealized gain (loss)	$645	$(39,428)

Total comprehensive income (loss)	$128,232	$(56,967)

NOTE 7 – INCOME TAXES.

The Company recorded approximately $15,000 and $15,000 of state income tax expense, respectively, for the three months ended March 31, 2005 and 2004. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,638,000 at March 31, 2005. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS.

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005. The second note originally due and payable in full, along with accrued interest at 8% annual rate, in July 2004, was paid in full in August 2004. For the three months ended March 31, 2005 and 2004, the Company recognized $1,250 and $9,200, respectively, of interest expense related to these obligations.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes payable are due in quarterly installments of $12,500, plus interest at an annual rate of 8.0% and a maturity date of August 2005. For the three months ended March 31, 2005 and 2004, the Company recognized $1,000 and $2,000 of interest expense, respectively, related to these obligations.

The President and CEO of the Company has personally guaranteed one note payable to a third party lender, in the amount of $540,000. The balance due on this note at March 31, 2005 was $540,000, of which the CEO has personally guaranteed $300,000. Interest accrued on this note for the three months ended March 31, 2005 and 2004 was $6,094 and $3,562 respectively.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. Interest paid on this note for the three months ended March 31, 2005 and 2004 was $1,782 and $1,782 respectively.

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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. In July of 1995 the Company bought three Florida bingo centers from Phillip Furtney and two corporations related to Mr. Furtney (which corporations and Mr. Furtney are referred to collectively as “Furtney”). On June 12, 1997, Furtney filed a lawsuit against the Company in Florida, alleging breach of contract. Furtney alleged that the Company defaulted on its original purchase note and stock obligations under the purchase agreements. On July 12, 1997, the Company answered this lawsuit and filed a counterclaim against Furtney alleging, among other things, fraud, negligent misrepresentation, breach of express warranties, contractual indemnity and tortious interference with contractual rights. The Company believes that it was materially defrauded in its purchase of these three Florida bingo centers from Furtney in that Furtney made no disclosure to the Company of an ongoing criminal investigation of the operation of these bingo centers by the Florida State Attorney General's Office, and that Furtney was fully aware of this investigation. The state of Florida temporarily closed these three bingo centers, as well as several other centers formerly owned by Mr. Furtney, in November 1995. The Company sold these three bingo centers in December of 1995. In January of 1997, the Company and the State of Florida settled all matters regarding the Company's previous ownership and operation of these bingo centers. The Company believes that Furtney's lawsuit against the Company is completely without merit and that the Company will prevail in its counterclaim. The Company completed depositions of Mr. Furtney and a corporate representative of the Furtney controlled companies discussed above on September 20, 2000 and plans to pursue and defend this action vigorously. The case was heard in January 2005. Judgment was found against the Company for approximately $1,000,000 plus attorney fees. The Company accrued $1,200,000 in the 2004 financial statements related to this case.

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

A summary of the segment financial information reported to the CODM is as follows:

March 31, 2005
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$1,800,000	$637,000	$53,000	$2,490,000
Depreciation and Amortization	153,000	79,000	4,000	236,000
Segment profit (loss)	709,000	(242,000)	(339,000)	128,000
Segment Assets	22,483,000	1,281,000	(8,586,000)	15,178,000

March 31, 2004
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$1,636,000	$584,000	$8,000	$2,228,000
Depreciation and Amortization	121,000	82,000	30,000	233,000
Segment profit (loss)	618,000	(332,000)	(304,000)	(18,000)
Segment Assets	21,220,000	1,506,000	(7,162,000)	15,564,000

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

In March 2005 the Company through it’s wholly owned subsidiary Conway Bingo Inc., leased a facility in Conway, SC and opened a “C” hall doing business as Mill Pond Bingo.

NOTE 12 - SUBSEQUENT EVENTS.

In April 2005, the Company through it’s wholly owned subsidiary Aiken Bingo Inc., leased a facility in Aiken, SC and opened a “C” hall doing business as Mill Pond Bingo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations, and completed the initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina.

The following discussion should be read in conjunction with our Form 10-KSB and the consolidated financial statements for the years ended December 31, 2004 and 2003; the Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004; and the consolidated financial statements and related notes for the quarter ended March 31, 2005. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2004 Annual report on Form 10-KSB.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations

We incurred a net profit of $128,000 for the first three months of 2005, which equated to a basic and fully diluted earnings per share of $0.015, and which represented an improvement of $146,000 over our net loss of $18,000 for the first three months of 2004, which was $(0.002) per basic and fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 8,411,056 in the first three months of 2005 as compared to 8,345,130 in the first three months of 2004.

Revenues

	2005	2004	Change	% Change
Total Revenues	$ 2,490,000	$ 2,229,000	$ 261,000	12%
Entertainment	1,800,000	1,636,000	164,000	10%
Texas	951,000	1,010,000	(59,000)	(6%)
South Carolina	413,000	291,000	122,000	42%
Alabama	436,000	335,000	101,000	30%
Hospitality	$ 637,000	$ 584,000	$ 53,000	9%

Revenues for the Company increased 12% over the same period in 2004 with both the Entertainment and the Hospitality divisions contributing. Entertainment accounted for 72% of total revenues compared with 73% of total revenues in 2004. By state Entertainment revenues break down for Texas, South Carolina and Alabama as 53%, 23%, and 24% respectively compared to 62%, 18% and 20% in the first quarter of 2004. Hospitality accounted for 26% of total revenues for the first quarter the same as the in 2004.

Net Income

	2005	2004	Change
Total Net Income	$ 128,000	$ (18,000)	$146,000
Entertainment	709,000	619,000	90,000
Hospitality	$ (242,000)	$ (332,000)	$ 90,000

The Company realized net income in the 1st quarter of 2005 of $128,000 compared to a net loss of $18,000 for the same period in 2004. The Entertainment division improved by 15% while the Hospitality division improved their losses by 27%. These increases can be attributed to improved revenues and management’s concentration on cost savings throughout the organization. Generally this is a slow quarter for the Hospitality division. This increase also includes approximately $20,000 related to a gain resulting from the exercise of deferred compensation to two former employees.

Costs and Expenses

Depreciation and amortization expense totaled approximately $236,000 ($212,000 Direct plus $24,000 G&A) in the first quarter of 2005, an increase of about $3,200 from the first quarter of 2004.

General and administrative expenses, excluding related depreciation expense, totaled approximately $436,000 in the first quarter of 2005, compared to approximately $304,000 in 2004, an increase of about $132,000. This increase is due largely to legal expenses relating to the Pondella Hall, combined with slight increases in personnel costs related to bonuses and terminating employees cashing in unused benefits.

Other income and expense was a net expense of approximately $37,000 for the first quarter of 2005, compared to other expense of approximately $17,000 for the first quarter of 2004. The increase from the prior year was a combination of gains on investments and losses on disposals in 2004 that did not occur in 2005 and $20,000 related to a gain resulting from the exercise of deferred compensation by two former employees. The remaining expenses and other income are interest income and interest expenses. Interest income was down by $1,000 as the bulk of investments were disposed of in 2004 and interest expense was down approximately $5,000 compared to the 1st quarter in 2004. This was a result of lower debt in the 1st quarter of 2005.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2005 totaled approximately $577,000 and represented approximately 4% of total assets of approximately $15,178,000. Cash flows from operating activities for the three months ended March 31, 2005 totaled approximately $333,000 compared to $318,000 during the same period of 2004, an increase of approximately $15,000. Cash flows from operating activities in the first three months of 2005 were increased by the net income of approximately $128,000 increased by the non-cash depreciation expense of approximately $236,000.

Net cash used in investing activities totaled approximately $77,000 for the three months ended March 31, 2005, compared to net cash provided of approximately $391,000 in the three months ended March 31, 2004. In the current quarter, cash was used for the purchase of capital assets. In the same quarter of 2004 cash was provided by the sale of equity securities in the amount of approximately $521,000 and from selling fixed assets in the amount of approximately $3,000, offset by property and equipment expenditures of about $133,000.

Cash used in financing activities in the first three months of 2005 totaled approximately $205,000, as compared to net cash used in financing activities in the first three months of 2004 of approximately $265,000. In the first three months ended March 31, 2005, cash was used to pay down the normal principle payments on both capital leases and notes payable and increased by $32,000 from the exercising of stock options by former employees. Note payments totaled approximately $220,000. In the same quarter ended March 31, 2004, cash used related to financing activities included approximately $256,000 to reduce notes payable.

Current assets totaled approximately $1,432,000 at March 31, 2005, leaving the Company with negative working capital of approximately $3,547,000 and a current ratio of .29 to 1. However, a legal reserve of $3,238,000 is included in current liabilities and is not expected to be paid, if at all, for one to two years. The judgments are currently on appeal in South Carolina and final judgement has not been issued in the Florida case. At March 31, 2005, we had approximately $15,178,000 in total assets with total liabilities of approximately $8,044,000 and approximately $7,134,000 of shareholders equity. Total assets include approximately $577,000 in cash, $855,000 of other current assets and net account receivables, $7,547,000 of property and equipment, $4,963,000 of intangible assets, and $1,236,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $315,000, notes and capital lease obligations of approximately $3,625,000 and accrued liabilities and reserves of $4,104,000. Out of the reserves, $3,238,000 is the reserve for legal expenses as mentioned above and in Note 9.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.
32.1 Section 1350 Certifications

(b) Reports on Form 8-K.

We filed an 8-K report dated January 28, 2005, announcing our unaudited earnings for the year ended December 31, 2004.

We filed an 8-K report dated March 31, 2005, announcing our audited financial results for the year ended December 31, 2004.

We filed an 8-K report dated April 15, 2005, announcing our unaudited earnings for the quarter ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

May 5, 2005

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

May 6, 2005

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

May 6, 2005

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
May 6, 2005 May 6, 2005

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/ TROY D. ZINN
Troy D. Zinn
Secretary and Treasurer
(Chief Financial Officer)