Form 10QSB
period 2005-06-30
LITTLEFIELD CORP
filed 2005-08-15
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2005	Commission File No. 333-92060

Littlefield Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	74-2723809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 North Lamar Blvd., Austin TX 78705
(Address of principal executive offices)

(512) 476-5141
(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of June 30, 2005, the Issuer had 8,589,355 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Littlefield Corporation

FORM 10-QSB
For the quarter ended June 30, 2005
INDEX

Part I. Financial Information
Item 1.	Financial Statements
a)	Consolidated Statements of Operations for the Three
	Months Ended June 30, 2005 and 2004	2
b)	Consolidated Statements of Operations for the Six
	Months Ended June 30, 2005 and 2004	4
c)	Consolidated Balance Sheet as of June 30, 2005	6
	Consolidated Statements of Cash Flows for the Six
d)	Months Ended June 30, 2005 and 2004	7
e)	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	15
Item 3	Controls and Procedures
Part II. Other Information
Item 1	Legal Proceedings	17
Item 4	Submission of Matters to a Vote of Security Holders
Item 6	Exhibits	17
	Signatures	18

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,	2005	2004

REVENUES:
Entertainment	$1,692,090	$1,613,663
Hospitality	1,301,113	1,094,510
Other	4,316	8,450
TOTAL REVENUES	2,997,519	2,716,623

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	705,976	650,558
Rent and utilities	582,617	549,144
Other direct operating costs	771,707	565,776
Depreciation and amortization	231,099	203,853
License expense	16,307	23,551
Unusual & nonrecurring items: Provision for doubtful accounts & write-offs	129,597	0
TOTAL COSTS AND EXPENSES	2,437,303	1,992,882

GROSS MARGIN	560,216	723,741

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	122,622	127,841
Legal and accounting fees	422,611	93,800
Depreciation and amortization	23,160	27,718
Other general and administrative	111,877	107,940
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	680,270	357,299

OPERATING INCOME (LOSS)	(120,054)	366,442

OTHER INCOME AND EXPENSES:
Interest and investment income	4,385	3,742
Interest expense ($10,315 and $24,537 respectively to related parties)	(76,283)	(72,390)
Gain (loss) on fixed asset sales	(4,479)	0
Gain (loss) on sale of investments	9,312	0
Gain on Settlement	667,793	0
Other income and (expense)	625	(4,570)
TOTAL OTHER INCOME AND EXPENSES	601,353	(73,218)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	481,299	293,224

PROVISION FOR INCOME TAXES	6,840	15,000

NET INCOME (LOSS)	474,459	278,224

OTHER COMPREHENSIVE INCOME (LOSS)	(34)	2,941

NET COMPREHENSIVE INCOME (LOSS)	474,425	$281,165

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,	2005	2004

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.055	$.033

Diluted earnings (loss) per share	$.054	$.033

Weighted average shares outstanding – basic	8,550,509	8,379,590

Weighted average shares outstanding - diluted	8,858,009	8,379,590

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,	2005	2004

REVENUES:
Entertainment	$3,491,787	$3,249,730
Hospitality	1,938,427	1,678,618
Other	57,021	16,550
TOTAL REVENUES	5,487,235	4,944,898

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	1,235,396	1,199,088
Rent and utilities ($0 and $0, respectively to related parties)	1,081,971	1,085,157
Other direct operating costs	1,440,099	1,141,166
Depreciation and amortization	443,565	407,187
License expense	26,822	40,167
Unusual & nonrecurring items: Provision for doubtful accounts & write-offs	134,797	0
TOTAL COSTS AND EXPENSES	4,362,650	3,872,765

GROSS MARGIN	1,124,585	1,072,133

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	266,405	262,480
Legal and accounting fees	540,077	153,920
Depreciation and amortization	46,857	57,344
Other general and administrative	210,899	217,287
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,064,238	691,031

OPERATING INCOME (LOSS)	60,347	381,102

OTHER INCOME AND EXPENSES:
Interest and investment income	5,374	5,499
Interest expense ($23,815 and $45,330 respectively to related parties)	(134,255)	(135,028)
Gain (loss) on fixed asset sales	(4,479)	(5,946)
Gain (loss) on sale of investments	9,312	49,628
Gain on Settlement	687,293	0
Other income and (expense)	0	(4,570)
TOTAL OTHER INCOME AND EXPENSES	563,245	(90,417)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	623,592	290,685

PROVISION FOR INCOME TAXES	21,840	30,000

NET INCOME (LOSS)	601,752	260,685

OTHER COMPREHENSIVE INCOME (LOSS)	759	(36,487)

NET COMPREHENSIVE INCOME (LOSS)	602,511	$224,198

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,	2005	2004

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.071	$.031

Diluted earnings (loss) per share	$.068	$.031

Weighted average shares outstanding – basic	8,481,168	8,362,360

Weighted average shares outstanding - diluted	8,788,668	8,362,360

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	June 30, 2005
Cash and cash equivalents	$1,434,188
Accounts receivable, net of allowance for doubtful accounts of $121,480	507,873
Accounts receivable, other	275,705
Equity Securities, available for sale	2,955
Other prepaid expenses and current assets	304,526
Total Current Assets	2,525,247

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,382,616

Other Assets:
Goodwill	4,404,107
Intangible assets, net	554,411
Other non-current assets	180,584
Total Other Assets	5,139,102

TOTAL ASSETS	$15,046,965

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Obligations under capital lease	70,983
Long term debt, current portion	436,861
Trade accounts payable	397,659
Reserve for settlements	3,237,500
Accrued expenses	446,768
Other current liabilities-related party	432,417
Total Current Liabilities	5,022,188

Long-term Liabilities:
Obligations under capital lease, net of current	26,478
Long term debt, net of current portion	2,241,369
Long term debt-related party, net of current portion	105,650
Total Long-term Liabilities	2,373,497
Total Liabilities	7,395,685

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,589,355 shares)	10,177
Additional paid-in-capital	23,546,020
Treasury stock – 1,587,535 shares, at cost	(2,019,707)
Accumulated Comprehensive Income	40
Accumulated deficit	(13,885,250)
Total Stockholders' Equity	7,651,280

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	15,046,965

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six months Ended June 30,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	601,752	$260,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490,423	464,531
Gain on investment sales	(9,312)	(49,628)
Loss (gain) on sales of fixed assets	0	5,947
Gain on Exercise of Deferred Compensation	(54,749)	0
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(152,845)	233,304
Other assets and licenses	82,367	(137,871)
Trade accounts payable	105,753	5,790
Accrued expenses and other current liabilities	35,556	9,176
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,098,945	791,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(162,564)	(246,769)
Purchase of Intangibles	0	(37,500)
Proceeds from sale of equity securities	46,263	521,451
Proceeds from repayment of note receivable	845,000	2,875
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	728,699	240,057

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(35,446)	(25,956)
Payments on notes payable	(944,863)	(716,953)
Exercise of Stock Options	59,750	0
Collections (increase) of subscribed receivables	0	4,922
Purchase Treasury Stock	0	(790)
NET CASH USED IN FINANCING ACTIVITIES	(920,559)	(738,777)

NET INCREASE (DECREASE) IN CASH	907,085	293,214

CASH AT BEGINNING OF PERIOD	527,103	285,380

CASH AT END OF PERIOD	1,434,188	578,594

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months Ended June 30,	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$139,090	$101,370

Income taxes	$0	$0

Non-cash transactions:

Acquisition of property, equipment and intangibles in exchange for notes payable	$0	$7,988

Equipment purchased under capital lease	$0	$0

Issuance of treasury stock for deferred compensation and 401K plan	$0	$0

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2005

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

The operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at June 30, 2005 consists of the following:

Land	$953,724
Buildings	3,587,231
Leasehold improvements	4,459,393
Rental Inventory and bingo equipment	1,718,310
Equipment, furniture and fixtures	2,353,852
Automobiles	354,632
13,427,142

Less: Accumulated depreciation and amortization	(6,044,526)

Property and equipment, net	$7,382,616

Total depreciation expense, for owned and leased assets, charged to operations for the six months ended June 30, 2005 and 2004 was approximately $475,000 and $457,000 respectively.

NOTE 3 - INTANGIBLE ASSETS.

Intangible assets at June 30, 2005 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$7,185,107	$(2,781,000)	$4,404,107
	Entertainment	Hospitality
Balance at December 31, 2004	$4,032,723	$371,384	$4,404,107
Goodwill acquired in the Quarter	-0-	-0-	-0-
Impairment losses	-0-	-0-	-0-
Balance at June 30, 2005	$4,032,723	$ 371,384	$4,404,107

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses	$487,745	$ -0-	$487,745

Intangible Assets with Finite Lives:
Covenants not to compete	$297,500	$(230,834)	$66,666
Capitalized acquisition costs related to note receivable	50,950	(50,950)	-0-
Intangible Assets, Net of Accumulated Amortization			$554,411

Amortization expense charged to operations for the six months ended June 30, 2005 and 2004 was approximately $2,000 and $8,000 respectively.

NOTE 4 - SHAREHOLDERS’ EQUITY.

At June 30, 2005 the Company holds 1,587,535 treasury shares at an average purchase cost of $1.27.

NOTE 5 – EARNINGS (LOSS) PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Six months ended June 30,	2005	2005	2004	2004
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$601,752	$601,752	$260,685	$260,685

Denominator:
Weighted average shares outstanding	8,481,168	8,481,168	8,362,360	8,362,360
Effect of dilutive securities:
Stock options and warrants	---	307,500	---	---
Weighted average shares outstanding	8,481,168	8,788,668	8,362,360	8,362,360

Earnings (loss) per share	$.071	$.068	$.031	$.031

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

The components of comprehensive income for the six months ended June 30, 2005 and 2004, are as follows:

	2005	2004
Net income (loss)	$601,752	$260,685

Other comprehensive income (loss)
Net unrealized gain (loss)	$759	$(36,487)

Total comprehensive income (loss)	$602,511	$224,198

NOTE 7 – INCOME TAXES.

The Company recorded approximately $22,000 and $30,000 of state income tax expense, respectively, for the six months ended June 30, 2005 and 2004. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,638,000 at June 30, 2005. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS.

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable is due in quarterly installments of $31,250 plus interest at an annual rate of 8.0% and a maturity date of July 2005, this note was paid in full in June 2005. The second note originally due and payable in full, along with accrued interest at 8% annual rate, in July 2004, was paid in full in August 2004. For the six months ended June 30, 2005 and 2004, the Company recognized $3,750 and $22,144, respectively, of interest expense related to these obligations.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes, which bore a maturity date in August 2005, were paid in full in June 2005. For the six months ended June 30, 2005 and 2004, the Company recognized $3,000 and $4,524 of interest expense, respectively, related to these obligations.

The President and CEO of the Company has personally guaranteed one note payable to a third party lender, in the amount of $540,000 of which the CEO has personally guaranteed $300,000. The balance due on this note at June 30, 2005 was $0. Interest accrued on this note for the six months ended June 30, 2005 and 2004 was $13,950 and $4,748 respectively. This note was paid in full in May 2005. The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President’s bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a current accrued liability – related party.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. Interest paid on this note for the six months ended June 30, 2005 and 2004 was $3,565 and $3,566 respectively.

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

George M. Harrison, et al. v. Littlefield Corporation Civil Action No. 4:04-1038-25 This action is currently pending in the United States District Court for the District of South Carolina, Florence Division. Plaintiffs were the owners of a parcel of real property in Darlington, South Carolina that was leased to Darlington Music Company, a former subsidiary of Littlefield Corporation. In 1990, Plaintiffs, who were also the owners of Darlington Music Company at that time, caused Darlington Music Company to enter into a 15-year lease of the real property they owned. Darlington Music Company was later acquired from Plaintiffs by Littlefield Corporation’s predecessor, American Bingo & Gaming. This business continued to operate as a wholly-owned subsidiary until such time as changes in South Carolina law regarding video gaming required that the business be wound down. In May 2001, Plaintiffs later received a judgment in the amount of $199,148 against Darlington Music Company for nonpayment of rent. Through this action, Plaintiffs are now attempting to enforce that judgment against Littlefield Corporation on the basis of various legal theories. Littlefield intends to vigorously defend this action and will also ask, if possible, to have the underlying judgment against its former subsidiary reexamined. This case was settled in June 2005 for $95,000.

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

A summary of the segment financial information reported to the CODM is as follows:

June 30, 2005
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$3,492,000	$1,938,000	$57,000	$5,487,000
Depreciation and Amortization	256,000	187,000	47,000	490,000
Segment profit (loss)	1,180,000	(195,000)	(383,000)	602,000
Segment Assets	22,942,000	1,495,000	(9,390,000)	15,047,000

June 30, 2004
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$3,250,000	$1,679,000	$16,000	$4,945,000
Depreciation and Amortization	244,000	163,000	58,000	465,000
Segment profit (loss)	1,213,000	(271,000)	(681,000)	261,000
Segment Assets	21,824,000	1,509,000	(7,633,000)	15,700,000

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets, corporate capital expenditures to reconcile segment balances to consolidated balances and closed segments.

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

In April 2005 the Company through it’s wholly owned subsidiary Aiken Bingo Inc., leased a facility in Aiken, SC and opened a “C” hall doing business as Tally Ho! Bingo.

NOTE 12 - SUBSEQUENT EVENTS.

In August 2005, the Company entered into an agreement to purchase a bingo operation in San Angelo, Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations, and completed the initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina.

The following discussion should be read in conjunction with our Form 10-KSB and the consolidated financial statements for the years ended December 31, 2004 and 2003; the Form 10-QSB for the quarters ended June 30, 2004, September 30, 2004 and March 31, 2005; and the consolidated financial statements and related notes for the six months ended June 30, 2005. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2004 Annual report on Form 10-KSB.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations

We incurred a net profit of $602,000 for the first six months of 2005, which equated to a basic and fully diluted earnings per share of $0.071 and $0.068 respectively, and which represented an improvement of $341,000 over our net income of $261,000 for the first six months of 2004, which was $.031 per basic and fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 8,481,168 in the first six months of 2005 as compared to 8,362,360 in the first six months of 2004.

Revenues

	2005	2004	Change	% Change
Total Revenues	$ 5,487,000	$ 4,945,000	$ 542,000	11%
Entertainment	3,492,000	3,250,000	242,000	7%
Texas	1,947,000	2,071,000	(124,000)	(6%)
South Carolina	751,000	603,000	148,000	25%
Alabama	794,000	576,000	218,000	38%
Hospitality	$ 1,938,000	$ 1,679,000	$ 259,000	15%

Revenues for the Company increased 11% over the same period in 2004 with both the Entertainment and the Hospitality divisions contributing. Entertainment accounted for 64% of total revenues compared with 66% of total revenues in 2004. By state Entertainment revenues break down for Texas, South Carolina and Alabama as 55%, 22%, and 23% respectively compared to 64%, 19% and 17% in the first six months of 2004. The increase in Alabama revenues is a continuation of steady improvement that began in late 2004, this despite the continued heavy pressure from surrounding casinos and a racetrack. In South Carolina the increase in revenues comes from having more halls in 2005 than we had in 2004 but also from an improved economy. Hospitality accounted for 35% of total revenues for the first six months of 2005 compared to 34% for the same period in 2004. Revenues were up in Hospitality due to an improved economy.

Net Income

	2005	2004	Change	% Change
Total Net Income	$ 602,000	$ 261,000	$341,000	130%
Entertainment	1,180,000	1,213,000	(33,000)	(3%)
Hospitality	$ (195,000)	$ (271,000)	$ 76,000	28%

The Company realized net income in the first six months of 2005 of $602,000 compared to a net income of $261,000 for the same period in 2004. The Entertainment division declined by 3% while the Hospitality division reduced their losses by 28% due to the increase in revenues. The Entertainment division was down 3%, largely related to a write off of prior year receivables to an allowance for bad debt account.

Costs and Expenses

General and administrative expenses, excluding related depreciation expense, totaled approximately $1,017,000 in the first six months of 2005, compared to approximately $634,000 in 2004, an increase of about $383,000. The increase is due to legal expenses of approximately $405,000 in the first six months of 2005. These legal expenses are not expected to remain at this level. There was much activity in the current legal issues as the cases move closer to arbitration or a court date.

Other income was approximately $563,000 for the first six months of 2005, compared to other expense of approximately $90,000 for the first six months of 2004. The increase from the prior year was a combination of the settlement of a note receivable and gains from deferred compensation. In 2001, we invested in a note receivable secured by real property near Austin, Texas. The obligor on the note subsequently filed for protection under the federal bankruptcy code. Prior to the bankruptcy filing, the Company had accrued approximately $222,000 in interest income, but once the bankruptcy proceedings began, in accordance with GAAP, interest income was not accrued from that point forward. In the second quarter of 2005, the note and accrued interest was repaid in full, and we realized a gain of approximately $668,000 on the note repayment. The Company also received a gain from the exercise of stock options that had been exercised by departing employees. The remaining expenses and other income were a slight gain in sale of investments in a deposit account, interest income and interest expenses.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2005, totaled approximately $1,434,000 and represented approximately 10% of total assets of approximately $15,047,000. Cash provided from operating activities for the six months ended June 30, 2005 totaled approximately $1,099,000 compared to $792,000 during the same period of 2004, an increase of approximately $307,000. Cash provided from operating activities in the first six months of 2005 were increased by the net income of approximately $602,000, increased by the non-cash depreciation expense of approximately $490,000 and $55,000 related to the exercise of deferred compensation. Net Income in 2005 includes a $687,000 gain on the settlement of the note receivable for interest that was not accrued as of the date the note entered into bankruptcy and a gain from the exercise of deferred compensation.

Net cash provided by investing activities totaled approximately $729,000 for the six months ended June 30, 2005, compared to net cash provided of approximately $240,000 in the six months ended June 30, 2004. In the current six months, approximately $163,000 of cash was used for the purchase of capital assets, $845,000 was provided by collection of the outstanding note receivable and $46,000 from the sale of equity securities. In the same six months of 2004 cash was provided by the sale of equity securities in the amount of approximately $521,000 and from selling fixed assets in the amount of approximately $3,000, offset by property and equipment expenditures of about $247,000.

Cash used in financing activities in the first six months of 2005 totaled approximately $921,000 as compared to net cash used in financing activities in the first six months of 2004 of approximately $739,000. In the six months ended June 30, 2005, cash was used to pay down the normal principle payments on both capital leases and notes payable, as well as, a note secured by the note receivable that was paid in full, and increased by $60,000 from the exercising of stock options by former employees. Note and lease payments totaled approximately $980,000. In the same six months ended June 30, 2004, cash used related to financing activities included approximately $717,000 to reduce notes payable.

Current assets totaled approximately $2,525,000 at June 30, 2005, leaving the Company with negative working capital of approximately $2,497,000 and a current ratio of .50 to 1. However, a legal reserve of $3,238,000 is included in current liabilities. The judgments are currently on appeal in South Carolina and final judgment has not been issued in the Florida case. At June 30, 2005, we had approximately $15,047,000 in total assets with total liabilities of approximately $7,396,000 and approximately $7,651,000 of shareholders equity. Total assets include approximately $1,434,000 in cash, $1,091,000 of other current assets and net account receivables, $7,383,000 of property and equipment, $4,958,000 of intangible assets, and $181,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $398,000, notes and capital lease obligations of approximately $2,881,000 and accrued liabilities and reserves of $4,117,000. Out of the accrued liabilities and reserves, $3,238,000 is the reserve for legal expenses as mentioned above and in Note 9.

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

Item 4. Matters Submitted to a Vote of Security Holders

The following directors were elected to the Board of Directors. The votes per director were as follows: Jeffrey L. Minch – 8,051,245 FOR, 0 AGAINST, and 168,886 WITHHELD; Carlton R. Williams – 7,979,633 FOR, 0 AGAINST, and 240,498 WITHHELD; Alfred T. Stanley – 8,031,553 FOR, 0 AGAINST, and 188,578 WITHHELD; Michael L. Wilfley – 8,147,853 FOR, 0 AGAINST, and 72,278 WITHHELD. The appointment of Sprouse & Anderson, L.L.P. as auditors for the Company was ratified by a vote of 8,080,618 FOR, 108,751 AGAINST and 30,762 ABSTENSIONS. There was no other business brought forward at the meeting that required a shareholder vote.

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Description of Exhibit

31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. §1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

August 05, 2005

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

August 5, 2005

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
August 5, 2005

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

August 5, 2005	August 5, 2005

/s/ Jeffrey L. Minch	/s/ Troy D. Zinn
Jeffrey L. Minch,	Troy D. Zinn,
President and Chief	Secretary and Treasurer and
Executive Officer	Chief Financial Officer