Form 10QSB
period 2005-09-30
LITTLEFIELD CORP
filed 2005-11-14
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2005	Commission File No. 333-92060

Littlefield Corporation
(Exact name of small business issuer as specified in its charter)

Delaware	74-2723809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES [ X ] NO [ ]

Indicate by check mark whether registrant is a shell company (as defined by Rule 12-b-2 of the Exchange Act. YES [ ] NO [X ]

As of September 30, 2005, the Issuer had 8,589,355 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Littlefield Corporation

FORM 10-QSB
For the quarter ended September 30, 2005
INDEX

Part I. Financial Information
Item 1.	Financial Statements
a)	Consolidated Statements of Operations for the Three
	Months Ended September 30, 2005 and 2004	2
b)	Consolidated Statements of Operations for the Nine
	Months Ended September 30, 2005 and 2004	4
c)	Consolidated Balance Sheet as of September 30, 2005	6
d)	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2005 and 2004	7
e)	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	15

Item 3	Controls and Procedures
Part II. Other Information
Item 1	Legal Proceedings	17
Item 4	Submission of Matters to a Vote of Security Holders
Item 6	Exhibits	17
	Signatures	18

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2005	2004

REVENUES:
Entertainment	$1,625,390	$1,666,104
Hospitality	930,129	492,219
Other	18,100	9,322
TOTAL REVENUES	2,573,619	2,167,645

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	599,684	507,535
Rent and utilities	640,627	543,016
Other direct operating costs	699,881	557,497
Depreciation and amortization	164,080	207,689
License expense	21,831	9,395
Unusual & nonrecurring items: Provision for doubtful accounts & write-offs	493	0
TOTAL COSTS AND EXPENSES	2,126,596	1,842,132

GROSS MARGIN	447,023	343,513

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	117,269	141,226
Legal and accounting fees	167,124	85,724
Depreciation and amortization	23,269	24,597
Other general and administrative	111,705	86,623
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	419,367	338,170

OPERATING INCOME (LOSS)	27,656	5,343

OTHER INCOME AND EXPENSES:
Interest and investment income	7,978	2,432
Interest expense ($10,315 and $24,537 respectively to related parties)	(57,062)	(81,371)
Gain (loss) on fixed asset sales	1,001,874	0
Gain (loss) on sale of investments	0	0
Gain on settlement	56,993	0
Other income and (expense)	0	0
TOTAL OTHER INCOME AND EXPENSES	1,009,783	(78,939)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,037,439	(73,596)

PROVISION FOR INCOME TAXES	15,000	15,000

NET INCOME (LOSS)	1,022,439	(88,596)

OTHER COMPREHENSIVE INCOME (LOSS)	2,411	(2,908)

NET COMPREHENSIVE INCOME (LOSS)	1,024,924	$(91,504)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2005	2004

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.12	($.01)

Diluted earnings (loss) per share	$.12	($.01)

Weighted average shares outstanding – basic	8,589,355	8,378,954

Weighted average shares outstanding - diluted	8,569,300	8,380,602

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2005	2004

REVENUES:
Entertainment	$5,117,177	$4,915,834
Hospitality	2,868,557	2,170,837
Other	75,123	25,872
TOTAL REVENUES	8,060,857	7,112,543

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	1,835,081	1,706,623
Rent and utilities ($0 and $0, respectively to related parties)	1,666,314	1,628,173
Other direct operating costs	2,012,868	1,698,325
Depreciation and amortization	607,645	614,876
License expense	48,654	48,562
Unusual & nonrecurring items: Provision for doubtful accounts & write-offs	135,290	0
TOTAL COSTS AND EXPENSES	6,305,852	5,696,559

GROSS MARGIN	1,755,005	1,415,984

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	383,673	403,706
Legal and accounting fees	713,450	239,644
Depreciation and amortization	70,126	81,941
Other general and administrative	499,746	303,910
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,666,995	1,029,201

OPERATING INCOME (LOSS)	88,010	386,783

OTHER INCOME AND EXPENSES:
Interest and investment income	13,353	7,931
Interest expense ($23,815 and $45,330 respectively to related parties)	(191,317)	(216,399)
Gain (loss) on fixed asset sales	997,396	(5,946)
Gain (loss) on sale of investments	9,312	49,628
Gain on settlement	744,286	0
Other income and (expense)	0	(4,570)
TOTAL OTHER INCOME AND EXPENSES	1,573,030	(169,356)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,661,055	217,427

PROVISION FOR INCOME TAXES	36,840	45,000

Discontinued Operations: Amusement Division		(338)

NET INCOME (LOSS)	1,624,200	172,089

OTHER COMPREHENSIVE INCOME (LOSS)	3,170	(39,395)

NET COMPREHENSIVE INCOME (LOSS)	1,627,370	$132,694

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2005	2004

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.19	$.021

Diluted earnings (loss) per share	$.19	$.021

Weighted average shares outstanding – basic	8,517,627	8,367,932

Weighted average shares outstanding - diluted	8,587,572	8,369,580

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS
Current Assets:	September 30, 2005
Cash and cash equivalents	1,441,788
Accounts receivable, net of allowance for doubtful accounts of $121,480	597,039
Accounts receivable, other	306,963
Equity securities, available for sale	3,079
Note Receivable, current portion	97,733
Other prepaid expenses and current assets	555,763
Total Current Assets	3,002,365

Property and Equipment - at cost, net of accumulated depreciation and amortization	6,493,773

Other Assets:
Notes receivable, less current portion	1,302,267
Goodwill	4,370,111
Intangible assets, net	550,037
Other non-current assets	204,701
Total Other Assets	6,427,116

TOTAL ASSETS	$15,923,254

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Obligations under capital lease	74,418
Long term debt, current portion	410,225
Trade accounts payable	315,793
Reserve for settlements	3,237,500
Accrued expenses	486,509
Other current liabilities-related party	438,511
Long term debt-related party, current portion	105,650
Total Current Liabilities	5,068,606

Long-term Liabilities:
Obligations under capital lease, net of current portion	6,228
Long term debt, net of current portion	2,172,280
Total Long-term Liabilities	2,178,508
Total Liabilities	7,247,114

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,589,355 shares)	10,177
Additional paid-in-capital	23,546,020
Treasury stock – 1,587,535 shares, at cost	(2,019,707)
Accumulated Comprehensive Income	2451
Accumulated deficit	(12,862,801)
Total Stockholders' Equity	8,676,140

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	15,923,254

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine months Ended September 30,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	1,624,200	$172,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	677,772	696,817
Gain on investment sales	(9,312)	(52,380)
Loss (gain) on sales of fixed assets	(997,396)	5,947
Gain on Exercise of Deferred Compensation	(54,749)	0
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(273,269)	331,201
Other assets and licenses	(192,987)	(40,197)
Trade accounts payable	23,889	(262,799)
Accrued expenses and other current liabilities	111,583	81,641
NET CASH PROVIDED BY OPERATING ACTIVITIES	909,731	932,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(225,304)	(336,672)
Purchase of Intangibles	0	(37,500)
Proceeds from sale of equity securities	48,548	521,451
Gain on Sale of Assets	369,809
Proceeds from repayment of note receivable	845,000	2,875
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	1,038,053	150,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(52,260)	(41,857)
Payments on notes payable	(1,040,589)	(897,335)
Expenses related to refinancing	0	(23,730)
Exercise of Stock Options	59,750	0
Collections (increase) of subscribed receivables	0	5,886
Purchase Treasury Stock	0	(790)
NET CASH USED IN FINANCING ACTIVITIES	(1,033,099)	(957,826)

NET INCREASE (DECREASE) IN CASH	914,685	124,647

CASH AT BEGINNING OF PERIOD	527,103	285,380

CASH AT END OF PERIOD	1,441,788	410,027

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months Ended September 30,	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	32,321	$194,160

Income taxes	$0	$0

Non-cash transactions:

Acquisition of property, equipment and intangibles in exchange for notes payable	$0	$7,988

Equipment purchased under capital lease	$0	$0

Issuance of treasury stock for deferred compensation and 401K plan	$0	$0

Sale of fixed assets for a note receivable	$1,400,000	$0

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2005

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

The operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at September 30, 2005, consists of the following:

Land	$764,053
Buildings	3,207,889
Leasehold improvements	3,845,261
Rental Inventory and bingo equipment	1,738,718
Equipment, furniture and fixtures	2,376,095
Automobiles	356,132
12,288,148

Less: Accumulated depreciation and amortization	(5,794,375)

Property and equipment, net	$6,493,773

Total depreciation expense, for owned and leased assets, charged to operations for the nine months ended September 30, 2005 and 2004 was approximately $661,000 and $687,000 respectively.

NOTE 3 - INTANGIBLE ASSETS.

Intangible assets at September 30, 2005, consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$6,169,373	$(1,799,263)	$4,370,111
	Entertainment	Hospitality
Balance at December 31, 2004	$4,032,723	$371,384	$4,404,107
Goodwill acquired in the Quarter	-0-	-0-	-0-
Sale of Asset	(33,997)	-0-	(33,997)
Impairment losses	-0-	-0-	-0-
Balance at September 30, 2005	$3,998,726	$ 371,384	$4,370,111

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses	$487,745	$ -0-	$487,745

Intangible Assets with Finite Lives:
Covenants not to compete	$237,500	$(175,208)	$62,292
Capitalized acquisition costs related to note receivable	50,950	(50,950)	-0-
Intangible Assets, Net of Accumulated Amortization			$550,037

Amortization expense charged to operations for the nine months ended September 30, 2005 and 2004, was approximately $17,215 and $10,076 respectively.

NOTE 4 - SHAREHOLDERS’ EQUITY.

At September 30, 2005, the Company holds 1,587,535 treasury shares at an average purchase cost of $1.27.

NOTE 5 – EARNINGS (LOSS) PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Nine months ended September 30,	2005	2005	2004	2004
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$1,624,200	$1,624,200	$172,089	$172,089

Denominator:
Weighted average shares outstanding	8,517,627	8,517,627	8,367,932	8,369,580
Effect of dilutive securities:
Stock options and warrants	---	69,945	---	---
Weighted average shares outstanding	8,517,627	8,587,572	8,367,932	8,369,580

Earnings (loss) per share	$.19	$.19	$.021	$.021

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

The components of comprehensive income for the nine months ended September 30, 2005 and 2004, are as follows:

	2005	2004
Net income (loss)	$1,624,200	$172,089

Other comprehensive income (loss)
Net unrealized gain (loss)	$3,170	$(39,395)

Total comprehensive income (loss)	$1,627,370	$132,694

NOTE 7 – INCOME TAXES.

The Company recorded approximately $37,000 and $45,000 of state income tax expense, respectively, for the nine months ended September 30, 2005 and 2004. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $4,638,000 at September 30, 2005. The utilization of the net operating loss is subject to limitations in accordance with §382 of the Internal Revenue Code.

NOTE 8 - RELATED PARTY TRANSACTIONS.

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. These notes were paid in full prior to the beginning of the third quarter of 2005 For the nine months ended September 30, 2005 and 2004, the Company recognized $3,750 and $32,769, respectively, of interest expense related to these obligations.

In August 2001 the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. These notes, which bore a maturity date in August 2005, were paid in full in June 2005. For the nine months ended September 30, 2005 and 2004, the Company recognized $3,000 and $7,024 of interest expense, respectively, related to these obligations.

The President and CEO of the Company has personally guaranteed one note payable to a third party lender, in the amount of $540,000 of which the CEO has personally guaranteed $300,000. The balance due on this note at September 30, 2005 was $0. Interest accrued on this note for the nine months ended September 30, 2005 and 2004 was $18,282 and $4,748 respectively. This note was paid in full in May 2005. The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President’s bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a current accrued liability – related party.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payable for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. Interest paid on this note for the nine months ended September 30, 2005 and 2004 was $5,347 and $3,566 respectively.

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

A summary of the segment financial information reported to the CODM is as follows:

September 30, 2005
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$5,117,000	$2,869,000	$75,000	$8,061,000
Depreciation and Amortization	366,000	242,000	70,000	678,000
Segment profit (loss)	2,735,000	(346,000)	(765,000)	1,624,000
Segment Assets	23,965,000	1,431,000	(9,473,000)	15,923,000

September 30, 2004
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$4,916,000	$2,171,000	$26,000	$7113,000
Depreciation and Amortization	371,000	244,000	82,000	697,000
Segment profit (loss)	1,808,000	(596,000)	(1,040,000)	172,000
Segment Assets	22,080,000	1,310,000	(8,371,000)	15,019,000

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets, corporate capital expenditures to reconcile segment balances to consolidated balances and closed segments.

NOTE 11 – ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS.

In September 2005, Columbia One Inc., a wholly owned subsidiary of the Company sold a shopping center located in Columbia, South Carolina, which originally was the Company Headquarters. The Company had two bingo halls located in this shopping center, American Bingo I and II, one a “B” bingo hall and one a “C” bingo hall, both of which were closed. In addition the Company signed a non-compete agreement pulling the Company out of the Columbia market.

In conjunction with the sale of the bingo hall in Columbia, SC, the Company assumed the lease on Galley Hall bingo in Charleston, South Carolina which was operated by the purchaser of the shopping center. Galley Hall operates as a “C” Bingo Hall.

NOTE 12 - SUBSEQUENT EVENTS.

In October 2005, the Company completed the purchase a bingo operation in San Angelo, Texas, and is operating under the wholly owned subsidiary, San Angelo Charitable Bingo Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations, and completed the initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina.

The following discussion should be read in conjunction with our Form 10-KSB and the consolidated financial statements for the years ended December 31, 2004 and 2003; the Form 10-QSB for the quarters ended September 30, 2004, March 31, 2005 and June 30, 2005; and the consolidated financial statements and related notes for the nine months ended September 30, 2005. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2004 Annual report on Form 10-KSB.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations

We incurred a net profit of $1,624,000 for the first nine months of 2005, which equated to a basic and fully diluted earnings per share of $0.19 and $0.19 respectively, and which represented an improvement of $1,452,000 over our net income of $172,000 for the first nine months of 2004, which was $.021 per basic and fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 8,517,627 in the first nine months of 2005 as compared to 8,367,932 in the first nine months of 2004.

Revenues

	2005	2004	Change	% Change
Total Revenues	$ 8,061,000	$ 7,113,000	$ 948,000	13%
Entertainment	5,117,000	4,916,000	201,000	4%
Texas	2,873,000	3,125,000	(232,000)	(7%)
South Carolina	1,097,000	924,000	173,000	19%
Alabama	1,147,000	867,000	280,000	32%
Hospitality	$ 2,869,000	$ 2,171,000	$ 698,000	32%

Revenues for the Company increased 13% over the same period in 2004 with both the Entertainment and the Hospitality divisions contributing. Entertainment accounted for 63% of total revenues compared with 69% of total revenues in 2004. By state Entertainment revenues break down for Texas, South Carolina and Alabama as 56%, 21%, and 22% respectively compared to 64%, 19% and 17% in the first nine months of 2004. The increase in Alabama revenues is a continuation of steady improvement that began in late 2004, this despite the continued heavy pressure from surrounding casinos and a racetrack. In South Carolina the increase in revenues comes from having more halls in 2005 than we had in 2004 but also from an improved economy. Hospitality accounted for 36% of total revenues for the first nine months of 2005 compared to 31% for the same period in 2004. Revenues were up in Hospitality due to a healthy improvement in the economy.

Net Income

	2005	2004	Change	% Change
Total Net Income	$ 1,624,000	$ 172,000	$1,452,000	844%
Entertainment	2,735,000	1,808,000	(927,000)	51%
Hospitality	$ (346,000)	$ (596,000)	$ 250,000	42%

The Company realized net income in the first nine months of 2005 of $1,624,000 compared to a net income of $172,000 for the same period in 2004. The Entertainment division increased by 51% while the Hospitality division reduced their losses by 42% due to the increase in revenues. The Entertainment division was up 51% from a combination of the gain on the sale of the assets in South Carolina and a write off of prior year receivables to an allowance for bad debt account.

Costs and Expenses

General and administrative expenses, excluding depreciation expense, totaled approximately $1,597,000 in the first nine months of 2005, compared to approximately $947,000 in 2004, an increase of about $650,000. The increase is due to legal expenses of approximately $463,000 in the first nine months of 2005. These legal expenses are not expected to remain at this level. There was much activity in the current legal issues as the cases move closer to arbitration or a court date.

Other income was approximately $1,573,000 for the first nine months of 2005, compared to other expense of approximately $169,000 for the first nine months of 2004. The increase from the prior year was a combination of the settlement of a note receivable, gains from deferred compensation, and gain from the disposal of assets. In 2001, we invested in a note receivable secured by real property near Austin, Texas. The obligor on the note subsequently filed for protection under the federal bankruptcy code. Prior to the bankruptcy filing, the Company had accrued approximately $222,000 in interest income, but once the bankruptcy proceedings began, in accordance with GAAP, interest income was not accrued from that point forward. In the second quarter of 2005, the note and accrued interest was repaid in full, and we realized a gain of approximately $668,000 on the note repayment. The Company also received a gain from the exercise of stock options that had been exercised by departing employees. The Company realized a gain on the disposal of assets in South Carolina of approximately $1,003,000. This is the result of the sale of a shopping center and the pull out of Columbia market as a result of a non-compete agreement. The remaining expenses and other income were a slight gain in sale of investments in a deposit account, interest income and interest expenses.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2005, totaled approximately $1,442,000 and represented approximately 9% of total assets of approximately $15,923,000. Cash provided from operating activities for the nine months ended September 30, 2005, totaled approximately $910,000 compared to $932,000 during the same period of 2004, a decrease of approximately $22,000. Cash provided from operating activities in the first nine months of 2005 were increased by the net income of approximately $1,624,000, increased by the non-cash depreciation expense of approximately $678,000 and decreased by $55,000 related to the exercise of deferred compensation and $997,000 gain on the sale of assets, $9,000 on investment gains and a net change of $331,000 for asset and liability accounts. Net income in 2005 includes a $744,000 gain on the settlement of the note receivable for interest that was not accrued as of the date the note entered into bankruptcy, a gain of approximately $1,002,000 from the sale of assets in South Carolina and a gain from the exercise of deferred compensation of $55,000.

Net cash provided by investing activities totaled approximately $1,038,000 for the nine months ended September 30, 2005, compared to net cash provided of approximately $150,000 in the nine months ended September 30, 2004. In the current nine months, approximately $225,000 of cash was used for the purchase of capital assets, $845,000 was provided by collection of the outstanding note receivable and $46,000 from the sale of equity securities. The Company issued a note receivable in the amount of $1,400,000 to the purchaser of the assets in South Carolina and received a cash down payment in the same sale of $370,000 net of related seller expenses. In the same nine months of 2004 cash was provided by the sale of equity securities in the amount of approximately $521,000 and from selling fixed assets in the amount of approximately $3,000, offset by property and equipment expenditures of about $374,000.

Cash used in financing activities in the first nine months of 2005 totaled approximately $1,033,000 as compared to net cash used in financing activities in the first nine months of 2004 of approximately $958,000. In the nine months ended September 30, 2005, cash was used to pay down the normal principle payments on both capital leases and notes payable, as well as, a note secured by the note receivable that was paid in full, and increased by $60,000 from the exercising of stock options by former employees. Note and lease payments totaled approximately $1,100,000. In the same nine months ended September 30, 2004, cash used related to financing activities included approximately $939,000 to reduce notes payable.

Current assets totaled approximately $3,002,000 at September 30, 2005, leaving the Company with negative working capital of approximately $2,341,000 and a current ratio of .59 to 1. However, a legal reserve of $3,238,000 is included in current liabilities. The judgments are currently on appeal in South Carolina and final judgment has not been issued in the Florida case. At September 30, 2005, we had approximately $15,923,000 in total assets with total liabilities of approximately $7,247,000 and approximately $8,676,000 of shareholders equity. Total assets include approximately $1,442,000 in cash, $904,000 of net receivables, $3,000 of marketable securities, a $98,000 note receivable related to sale of assets, and $555,000 of other current assets, which includes $300,000 of deposits for the purchase of a Texas Bingo hall that was completed in the fourth quarter, property and equipment net $6,494,000 and other assets which consists of $1,302,000 of a note receivable issued related to the sale of assets in South Carolina, $4,920,000 of intangible assets, and $205,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $316,000, notes and capital lease obligations of approximately $2,663,000 and accrued liabilities and reserves of $4,268,000. Out of the accrued liabilities and reserves, $3,238,000 is the reserve for legal expenses as mentioned above and in Note 9.

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

November 7, 2005

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

November 7, 2005

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

November 7, 2005

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

November 7, 2005

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/ TROY D. ZINN
Troy D. Zinn
Secretary and Treasurer
(Chief Financial Officer)