Form 10QSB/A
period 2005-09-30
LITTLEFIELD CORP
filed 2005-11-15
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMEDMENT NO. 1 TO

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

Littlefield Corporation

FORM 10-QSB
For the quarter ended September 30, 2005
INDEX

Part I. Financial Information
Item 1.	Financial Statements
a)	Consolidated Statements of Operations for the Three
	Months Ended September 30, 2005 and 2004	2
b)	Consolidated Statements of Operations for the Nine
	Months Ended September 30, 2005 and 2004	4
c)	Consolidated Balance Sheet as of September 30, 2005	6
d)	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2005 and 2004	7
e)	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	15

Item 3	Controls and Procedures
Part II. Other Information
Item 1	Legal Proceedings	17
Item 4	Submission of Matters to a Vote of Security Holders
Item 6	Exhibits	17
	Signatures	18

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2005	2004

REVENUES:
Entertainment	$1,625,390	$1,666,104
Hospitality	930,129	492,219
Other	18,100	9,322
TOTAL REVENUES	2,573,619	2,167,645

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	599,684	507,535
Rent and utilities	640,627	543,016
Other direct operating costs	699,881	557,497
Depreciation and amortization	164,080	207,689
License expense	21,831	8,395
Unusual & nonrecurring items: Provision for doubtful accounts & write-offs	493	0
TOTAL COSTS AND EXPENSES	2,126,596	1,824,132

GROSS MARGIN	447,023	343,513

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	117,269	141,226
Legal and accounting fees	167,124	85,724
Depreciation and amortization	23,269	24,597
Other general and administrative	111,705	86,623
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	419,367	338,170

OPERATING INCOME (LOSS)	27,656	5,343

OTHER INCOME AND EXPENSES:
Interest and investment income	7,978	2,432
Interest expense ($10,315 and $24,537 respectively to related parties)	(57,062)	(81,371)
Gain (loss) on fixed asset sales	1,001,874	0
Gain (loss) on sale of investments	0	0
Gain on settlement	56,993	0
Other income and (expense)	0	0
TOTAL OTHER INCOME AND EXPENSES	1,009,783	(78,939)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,037,439	(73,596)

PROVISION FOR INCOME TAXES	15,000	15,000

NET INCOME (LOSS)	1,022,439	(88,596)

OTHER COMPREHENSIVE INCOME (LOSS)	2,411	(2,908)

NET COMPREHENSIVE INCOME (LOSS)	1,024,850	$(91,504)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,	2005	2004

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.12	($.01)

Diluted earnings (loss) per share	$.12	($.01)

Weighted average shares outstanding – basic	8,589,355	8,378,954

Weighted average shares outstanding - diluted	8,569,300	8,380,602

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2005	2004

REVENUES:
Entertainment	$5,117,177	$4,915,834
Hospitality	2,868,557	2,170,837
Other	75,123	25,872
TOTAL REVENUES	8,060,857	7,112,543

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	1,835,081	1,706,623
Rent and utilities ($0 and $0, respectively to related parties)	1,666,314	1,628,173
Other direct operating costs	2,012,868	1,698,325
Depreciation and amortization	607,645	614,876
License expense	48,654	48,562
Unusual & nonrecurring items: Provision for doubtful accounts & write-offs	135,290	0
TOTAL COSTS AND EXPENSES	6,305,852	5,696,559

GROSS MARGIN	1,755,005	1,415,984

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	383,673	403,706
Legal and accounting fees	713,450	239,644
Depreciation and amortization	70,126	81,941
Other general and administrative	499,746	303,910
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,666,995	1,029,201

OPERATING INCOME (LOSS)	88,010	386,783

OTHER INCOME AND EXPENSES:
Interest and investment income	13,353	7,931
Interest expense ($23,815 and $45,330 respectively to related parties)	(191,317)	(216,399)
Gain (loss) on fixed asset sales	997,396	(5,946)
Gain (loss) on sale of investments	9,312	49,628
Gain on settlement	744,286	0
Other income and (expense)	0	(4,570)
TOTAL OTHER INCOME AND EXPENSES	1,573,030	(169,356)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,661,055	217,427

PROVISION FOR INCOME TAXES	36,840	45,000

Discontinued Operations: Amusement Division		(338)

NET INCOME (LOSS)	1,624,200	172,089

OTHER COMPREHENSIVE INCOME (LOSS)	3,170	(39,395)

NET COMPREHENSIVE INCOME (LOSS)	1,627,370	$132,694

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,	2005	2004

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.19	$.021

Diluted earnings (loss) per share	$.19	$.021

Weighted average shares outstanding – basic	8,517,627	8,367,932

Weighted average shares outstanding - diluted	8,587,572	8,369,580

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

Revenues

	2005	2004	Change	% Change
Total Revenues	$ 8,061,000	$ 7,113,000	$ 948,000	13%
Entertainment	5,117,000	4,916,000	201,000	4%
Texas	2,873,000	3,125,000	(252,000)	(8%)
South Carolina	1,097,000	924,000	173,000	19%
Alabama	1,147,000	867,000	280,000	32%
Hospitality	$ 2,869,000	$ 2,171,000	$ 698,000	32%

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