Form 10KSB
period 2005-12-31
LITTLEFIELD CORP
filed 2006-03-31
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES [ X ]       NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S- contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [ ] NO [X]

Issuer's revenues for its most recent fiscal year: $ 11,331,268
Aggregate market value of the issuer's common stock held by non-affiliates based on the average bid and asked price as of March 1, 2006 $ 7,215,058
Number of shares of the issuer's common stock outstanding as of March 1, 2006 8,589,355

Documents Incorporated By Reference

The issuer's Proxy Statement for its annual meeting of stockholders scheduled to be held on May 17, 2006, is incorporated by reference in this Form 10-KSB in Part III Item 9, Item 10, Item 11 and Item 12.

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

PART I

ITEM I: DESCRIPTION OF BUSINESS

Littlefield Corporation develops, owns and operates charitable bingo halls, and owns and operates party rental and catering companies. We operate 31 charitable bingo halls in Texas, Alabama, and South Carolina. We also own and operate Littlefield Hospitality in Austin, Texas. The Hospitality division consists of Premiere Events and Rental, a party and tent rental company, and Word of Mouth Catering, a custom catering company.

We were incorporated in Delaware in 1994 as American Bingo and Gaming Corp. From inception through 1999 we suffered through a chaotic leadership structure. There have been five (5) separate Presidents or Chief Executive Officers during our brief history as well as a continuously changing Board of Directors. In mid-1999, Daniel W. Deloney was named a director, and immediately after the resignation of the Board of Directors and management, became interim Chief Executive Officer and Chairman of the Board. In July 1999, Jeffrey L. Minch was appointed a director and in October 1999, was named President. Current independent board members are Carlton Williams, Alfred Stanley and Michael Wilfley. Alfred Stanley and Michael Wilfley were reelected at the May 2004 annual meeting. Carlton Williams was named Chairman of the Board. The Board of Directors owns a substantial amount of stock.

CURRENT YEAR EVENTS:

January 2005 - Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No.: 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. This case was heard and judgment found against the Company in the amount of $1,280,000 plus attorney fees. The company is appealing this decision. The reserve for this case was booked in 2004 in the amount of $1,500,000.

In March 2005, the Company through it's wholly owned subsidiary Conway Bingo Inc., leased a facility in Conway, SC and opened a "C" hall doing business as Mill Pond Bingo.

In April 2005, the Company through it's wholly owned subsidiary Aiken Bingo Inc., leased a facility in Aiken, SC and opened a "C" hall doing business as Tally Ho! Bingo.

In September 2005, Columbia One Inc., a wholly owned subsidiary of the Company sold a shopping center located in Columbia, SC which originally was the Company Headquarters. The Company had two bingo halls located in the shopping center, American Bingo I and II, one a "B" bingo hall and one a "C" bingo hall, both of which were closed. In addition the Company signed a non-compete agreement pulling the Company out of the Columbia market.

In conjunction with the sale of the bingo hall in Columbia, SC, the Company assumed the lease on Galley Hall bingo in Charleston, SC which was operated by the purchaser of the shopping center. Galley Hall operates as a "C" bingo hall.

In October 2005, the Company completed the purchase of the Strike It Rich Bingo hall in San Angelo, Texas, which is operating under the wholly owned subsidiary San Angelo Charitable Bingo Inc.

All of these events are discussed more thoroughly in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PRINCIPLE BUSINESS AND MARKETS

We currently have two distinct and separate business segments.

1.

"Littlefield Entertainment" owns and operates 31 charitable bingo halls. Of these 31 bingo halls, seventeen (17) are in Texas (Austin-1, Abilene-2, Amarillo-3, McAllen-3, Lubbock-3, Odessa-2, Midland-1, San Angelo-1 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1) and eleven (11) are in South Carolina (Charleston-6, Georgetown-1, Goose Creek-1, Walterboro-1, Conway-1, and Aiken-1). The total segment comprised approximately 61% of our total revenues in 2005.

2.

"Littlefield Hospitality" consists of Austin Tents and Events which was acquired in November 2000, Premiere Party Rental which was acquired in July of 2001, and Word of Mouth Custom Catering which was acquired in August of 2001. Austin Tents and Events and Premiere Party Rental were subsequently combined and are now called Premiere Tents and Events. Revenues in our Hospitality division comprised 38% of total gross revenues in 2005.

LITTLEFIELD ENTERTAINMENT. Our main business is the management of charitable bingo halls. We might be called a "charitable bingo lessor" or "bingo conductor" or "bingo promoter" depending upon the jurisdiction in which we are operating.

A new charity bingo hall is created when we contract with a real estate landlord, through a long-term real estate lease, to rent premises suitable for a bingo hall. We engage in precise market, demographic and location research in order to ensure the suitability of a specific site for the development of a new bingo hall. We then develop the physical plant for a bingo hall based upon our expertise; and, attract the requisite number of charities for the use of the premises and the services provided to support the Charities' conduct of bingo operations.

In the due diligence of investing in a new start up bingo hall, the company anticipates recovering our entire investment (usually $100,000 to $400,000) within one to two years after the attainment of a stable and predictable operating environment (typically 6-12 months after the initiation of operations with a full contingent of charities). In 2004 we opened Coveralls Bingo in Walterboro, SC, which reached a stable and predictable environment in 2005 and should return our entire investment within the 2 year window. We had two new start up halls in South Carolina, neither of which has reached a stable and predictable operating environment to date. These halls are Mill Pond Bingo in Conway, SC and Tally Ho! Bingo in Aiken, SC.

In addition to starting up new charitable bingo halls, we may acquire other companies that also engage in the management of charitable bingo halls. We anticipate an immediate going in return of 25-35% on our entire investment and the ability to sustain that level of performance for a ten (10) year period, absent only regulatory environmental changes beyond our ability to predict or control. In the past three years we have purchased El Bingo Grande Bingo Hall, Bingo Idea and Bingo Barn. Of these Bingo Idea and Bingo Barn were purchased with the knowledge that we would not attain these goals, as these were strategic purchases that allowed us to take advantage of our market presence. The El Bingo Grande purchase has produced a 58% return since 2002. In 2002, the first year we operated the hall, we had 12% return, in 2003 a 16% return, in 2004 a 16% return and in 2005 a 20% return. In October 2005, we obtained the bingo operations of Strike It Rich Bingo in San Angelo, TX. This was an ongoing bingo hall, but one that was not operating at it's potential and in the 3 months that we have operated the hall, it has already generated a 5% return.

In 2005, our charitable bingo halls raised approximately $3,818,000 in charitable funding for those charities that operate in our bingo halls. We helped raise $667,000 for charities in South Carolina, $651,000 for charities in Alabama, and $2,500,000 for charities in Texas. Since 2001 our company has helped raise well over $16 million for charity.

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

The principle methods of competition used, once an ideal location is obtained, include providing clean, safe and attractive facilities, creating customer loyalty through various marketing efforts, and other promotional programs to stimulate interest in not only playing the game of bingo, but in frequenting our bingo locations specifically. Our combined industry knowledge also gives us a competitive advantage when negotiating with the various charities to use our facilities for their operations. Direct advertising is not permitted under the local bingo regulations by the promoter's organizations in some jurisdiction and is permitted in others.

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

Competition: The catering, party rental, tent installation, and event coordination market is very fragmented, especially in the local Austin area. There are numerous catering and party rental companies in the Austin area. While some companies do offer catering services and party rentals, they do not offer "one-stop shopping", that our combined companies can provide. The keys to success in the hospitality industry are to maintain quality-trained labor and to strive for consistency and excellence in customer service. The hospitality industry has a tradition of being fragmented and our combined acquisitions of Austin Tents and Events, Premiere Party Rental, and Word of Mouth Custom Catering give us a competitive edge in the Austin marketplace.

Regulation: There is no special regulation for this type of business, other than normal business taxes (sales & use, Texas Alcohol and Beverage Commission, franchise, property, etc.) and employment issues. Permits are often needed for certain site locations. We comply with all regulatory issues.

EMPLOYEES:

As of the report date, we had approximately two hundred forty five (245) employees and four (4) directors, of which one is a full time employee. Of the current employment level, nine (9) are at our headquarters in Austin, Texas, thirteen (13) are engaged in bingo operations, and two hundred twenty three (223) are with Littlefield Hospitality. Littlefield Hospitality consists of fifty six (56) full time employees and one hundred sixty seven (167) part time employees.

ITEM 2 - DESCRIPTION OF PROPERTY

Our principal executive offices, which we own, are located at 2501 North Lamar Boulevard, Austin, Texas 78705. We lease space for the majority of our bingo operations in Texas, Alabama, and South Carolina and in turn sublease the bingo centers to various charities. We are responsible for real estate taxes, insurance, common area maintenance and repair expenses on some of our leases. We own two bingo centers. We believe the condition of our leased and owned properties is good. No single property, leased or owned, amounts to 10% or more of our total assets.

State	City	Location Purpose	Location Name	Status
Alabama	Mobile	Bingo Hall	Bingo Haven	Operating
	Montgomery	Bingo Hall	Winners	Operating
	Montgomery	Bingo Hall	Good Times	Operating
South Carolina	Charleston	(2) Bingo Halls (B&C)	Beacon	Operating
	Charleston	(2) Bingo Halls (B&C)	Lucky I	Operating
	Charleston	(2) Bingo Halls (B&C)	Shipwatch	Operating
	Georgetown	Bingo Hall	By George! Bingo	Operating
	Walterboro	Bingo Hall	Coverall Bingo	Operating
	Conway	Bingo Hall	Mill Pond Bingo	Operating
	Aiken	Bingo Hall	Tally Ho! Bingo	Operating
	Goose Creek	Bingo Hall	Galley Hall	Operating
Texas	Abilene	Bingo Hall	Ambler Bingo	Operating
	Abilene	Bingo Hall	Super Bingo	Operating
	Amarillo	Bingo Hall	Hi-Plains Bingo	Operating
	Amarillo	Bingo Hall	Goldstar II Bingo	Operating
	Amarillo	Bingo Hall	Grandview Bingo	Operating
	Austin	Corporate Headquarters	Corporate Hdqtrs	Occupied
	Austin	Bingo Hall	American Paradise	Operating
	Lubbock	Bingo Hall	Lucky Bingo	Operating
	Lubbock	Bingo Hall	Goldstar I Bingo	Operating
	Lubbock	Bingo Hall	Parkway Bingo	Operating
	McAllen	Bingo Hall	Americana I	Operating
	McAllen/San Juan	Bingo Hall	Triple City Bingo	Operating
	McAllen	Bingo Hall	El Bingo Grande	Operating
	Midland	Bingo Hall	Bingo Barn	Operating
	Odessa	Bingo Hall	Strike It Rich	Operating
	Odessa	Bingo Hall	Let It Ride	Operating
	Austin	Warehouse	Premiere Party Rental	Operating
	Austin	Kitchen & Offices	Word of Mouth	Operating
	San Antonio	Bingo Hall	Blanco Bingo	Operating
	San Angelo	Bingo Hall	Strike It Rich	Operating

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

800438 Ontario Ltd v. American Bingo and Gaming Corporation, Case No.: 99-1161, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

          These two related cases arise from a transaction carried out by a predecessor, American Bingo & Gaming Corporation ("American Bingo"), in July 1995, when American Bingo bought three Florida bingo centers from two corporations owed and controlled by Phillip Furtney. More specifically, American Bingo purchased the assets of Pondella Hall for Hire and Fountains Bingo from Pondella Hall for Hire, Inc., and the stock of Bingo Trail from 800438 Ontario Ltd. American Bingo paid the Furtney controlled entities over $450,000 at the time of purchase and agreed to pay additional compensation of $450,000 over a period of twenty-four months and transfer stock in American Bingo having a value of an additional $450,000. Several months after the acquisition of the three halls, the Florida Attorney General's office obtained an indictment and brought a civil proceeding related to two of the three halls for alleged gambling related offenses. This investigation had been ongoing at, and for some time prior to, the acquisition of the halls, but had not been disclosed to American Bingo by the sellers. As a result of these legal proceedings, and the very real threat of additional legal proceedings against the American Bingo and its officers, the halls were closed and sold to third parties. Additionally, American Bingo settled the litigation brought by the Florida Attorney General by pleading to misdemeanor sales tax violations, paying substantial fines, and agreeing to terms which precluded American Bingo from business in the state of Florida. (This prohibition has since been lifted as a result of further negotiations with the State of Florida.)

          American Bingo did not pay the remaining amounts under the acquisition contracts since they believed the sellers breached the contracts and committed fraud by failing to disclose the ongoing investigation by the Florida Attorney General's office. Pondella filed a two count Complaint against American Bingo in the Circuit Court for Manatee County, alleging breach of contract and common law conversion. At the same time, 800438 Ontario also filed a similar Complaint against American Bingo for breach of contract. American Bingo answered both Complaints by denying the essential allegations. Additionally, American Bingo brought Counterclaims against Pondella and 800438 for fraud, negligent misrepresentation, breach of warranties, contractual indemnity, breach of guaranty, deceptive and unfair trade practices, and violation of Chapter 517 of the Florida Statutes. American Bingo also brought claims against Furtney for his role. However, Furtney, a Canadian citizen and resident of Canada and Mexico, would not accept service of American Bingo's Complaints and American Bingo was unable to obtain service of its Complaints on Furtney. The Complaints against Furtney were dismissed before trial due to lack of service.

          A jury trial on all claims, except American Bingo's claims against Furtney, was conducted in January 2005. The Jury found for Pondella and 800438 Ontario on all their claims and against American Bingo on their claims against Pondella and 800438 Ontario. Following trial, the Judge granted American Bingo's motion for a directed verdict on Pondella's claim for conversion. The principal amount of Pondella's judgment is $410,000 and with interest and attorney's fees totals $802,039. The principal amount of 800438 Ontario's judgment is $450,000 and with interest and attorney's fees totals $808,996. The Company has appealed these judgments to the Florida Second District Court of Appeal and intends to vigorously pursue its rights on appeal. Additionally, the Company has bonded off both judgments, which precludes any efforts to collect on the judgments during the appeal. The range of potential loss on these two cases is between zero and the amount of the judgments, plus accrued interest. The company accrued a total of $1,610,000 on its financial statements related to these matters, $1,500,000 on the 2004 financial statements and $110,000 on its 2005 financial statements.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

          As set forth in the previous section, the Company also brought claims against Philip Furtney related to his failure to disclose the existence of the investigation of the Florida Attorney General regarding the bingo halls acquired by American Bingo from the Furtney controlled entities. These claims were dismissed from the original litigation based upon the Company's inability to serve the Complaints on Furtney, a foreign resident, when he refused to voluntarily accept service of the Complaints. This dismissal did not decide or relate to the merits of the claims against Furtney. The Company refiled the Complaints against Furtney in separate litigation and was finally successful in serving Furtney when he appeared in Florida for trial of the Pondella/800438 Ontario cases in January 2005. The Company intends to vigorously pursue its claims against Furtney. The case against Furtney is in discovery and the Company is awaiting a trial date.

          Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston. Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the "Lucky II" facility, which was closed in early 2000. The lease expired in February 2003. Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company's liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff withdrew their support of the settlement agreement shortly thereafter. The Company has petitioned the court to enforce the settlement agreement and is currently awaiting this decision. Effective January 1, 2006 a settlement was reached between the two parties in which Littlefield will pay a sum of $500,000. The Company accrued for the remaining balance of approximately $353,000 in the 2005 financial statements. The terms call for payments to be made in one lump sum payment of $250,000 due January 3, 2006 and then $10,000 a month for 25 months. The $250,000 payment and subsequent monthly payments have been made as scheduled.

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

          Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed. The Company applied for a re-hearing with the appellate court, which threw out their original opinion. However, their new opinion also reaffirmed the judgment. The Company filed an appeal with the South Carolina Supreme Court. The appeal has been heard and the Company is awaiting judgment from the South Carolina Supreme Court. The potential outcomes in this matter fall within a range of $0 in the event of a full and final reversal of the judgment to the full judgment amount plus accrued simple interest of 12% from the date of judgment plus court costs. The company has accrued $1,570,000 on its financial statements related to this matter. The actual damages of $157,000 were paid in 2001.

George M. Harrison, et al. v. Littlefield Corporation Civil Action No. 4:04-1038-25 This action is currently pending in the United States District Court for the District of South Carolina, Florence Division. Plaintiffs were the owners of a parcel of real property in Darlington, South Carolina that was leased to Darlington Music Company, a former subsidiary of Littlefield Corporation. In 1990, Plaintiffs, who were also the owners of Darlington Music Company at that time, caused Darlington Music Company to enter into a 15-year lease of the real property they owned. Darlington Music Company was later acquired from Plaintiffs by Littlefield Corporation's predecessor, American Bingo & Gaming. This business continued to operate as a wholly-owned subsidiary until such time as changes in South Carolina law regarding video gaming required that the business be wound down. In May 2001, Plaintiffs later received a judgment in the amount of $199,148 against Darlington Music Company for nonpayment of rent. Through this action, Plaintiffs are now attempting to enforce that judgment against Littlefield Corporation on the basis of various legal theories. Littlefield intends to vigorously defend this action and will also ask, if possible, to have the underlying judgment against its former subsidiary reexamined. This case was settled in June 2005 with Littlefield agreeing to pay $95,000 to the Plaintiffs.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the stockholders during the fourth quarter of 2005.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol "LTFD". The following table shows the range of reported high and low closing bid prices for our common stock for the periods indicated as reported on a daily basis by the OTC Bulletin Board.

2005:	High	Low	2004:	High	Low
First Quarter	$0.75	$0.57	First Quarter	$1.22	$0.65
Second Quarter	$0.75	$0.56	Second Quarter	$0.94	$0.59
Third Quarter	$0.72	$0.60	Third Quarter	$0.64	$0.45
Fourth Quarter	$0.73	$0.57	Fourth Quarter	$0.75	$0.50

Security Holders

As of March 1, 2006, our common stock was held by approximately 1,182 beneficial shareholders.

Dividends

We have never paid, and currently have no intention to pay, any cash dividends on our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,006,555	1.18	1,993,445

Equity compensation plans not approved by security holders	NA	NA	NA

Total	1,006,555	1.18	1,993,445

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2005.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The year 2005 brought continued growth in our bingo division and significantly lower losses in our hospitality division.

In March 2005, the Company through it's wholly owned subsidiary Conway Bingo Inc., leased a facility in Conway, SC and opened a "C" hall doing business as Mill Pond Bingo.

In April 2005, the Company through it's wholly owned subsidiary Aiken Bingo Inc., leased a facility in Aiken, SC and opened a "C" hall doing business as Tally Ho! Bingo.

In September 2005, Columbia One Inc., a wholly owned subsidiary of the Company sold a shopping center located in Columbia, SC which originally was the Company Headquarters. The Company had two bingo halls located in the shopping center, American Bingo I and II, one a "B" bingo hall and one a "C" bingo hall, both of which were closed. In addition the Company signed a non-compete agreement pulling the Company out of the Columbia market.

In conjunction with the sale of the bingo hall in Columbia, SC, the Company assumed the lease on Galley Hall bingo in Charleston, SC which was operated by the purchaser of the shopping center. Galley Hall operates as a "C" bingo hall.

In October 2005, the Company completed the purchase of the Strike It Rich Bingo hall in San Angelo, Texas, which is operating under the wholly owned subsidiary San Angelo Charitable Bingo Inc. This is the only bingo hall in a city of approximately 100,000 persons.

In Alabama, bingo operations continued to be faced with competition from Native American Casinos and a race track in the area. These casinos and the race track, which are mini-gaming centers, operate under different rules with different pay-out structures than our charitable bingo halls in the same market. Despite these pressures our operations continue to improve. This is an improvement that began in the 4th quarter of 2004.

In South Carolina, we continue to grow the South Carolina operations. In 2005 we opened Millpond Bingo in Conway, Tally Ho! Bingo in Aiken and assumed a lease on Galley Hall Bingo in which we moved a charity from Columbia to.

Our Hospitality division showed an improvement in 2005. Despite the increase in revenues, net income remained negative, though we lost 300% less for the year than in 2004. Direct and indirect expenses were up from 2004, largely due to increased costs associated with the increase in activity. These costs would include personnel costs, supplies, food, etc. The Company took strategic steps in mid and late 2005 to increase the margin in the both areas of the hospitality divisions that will come into full use in early 2006 reversing the trend of higher revenues and lower net income.

General & Administrative cost are down due to a large legal accrual in 2004. With the legal accruals removed G&A expenses were up in 2005 due to legal expenses. There was substantial activity within the current cases. With the change in legal expenses removed General & Administrative were lower by $18,000. Other income increased due to the settlement of a note receivable and the sale of the shopping center in South Carolina.

Results of Operations

The breakdown in revenues, net profit, and assets by segment is as follows:

	Entertainment	Hospitality	Other	Total Company
Gross revenues	6,908,000	4,327,000	96,000	11,331,000
Net income (loss)	3,207,000	(250,000)	(1,854,000)	1,103,000
Total assets	24,913,000	1,604,000	(10,289,000)	16,228,000

The "Other" column consists of corporate overhead, other income and expenses, income taxes, inter-company eliminations.

Comparison of 2005 to 2004
Note: All figures discussed below have been rounded off to the nearest thousand and are approximate.

Net Income

	2005	2004	Change
Total Net Income	$ 1,103,000	$ (1,097,000)	$ 2,200,000
Entertainment	3,207,000	2,312,000	895,000
Hospitality	(250,000)	(489,000)	239,000

We had a net income in 2005 totaling $1,103,000 compared to net loss in 2004 of $1,097,000. The large net income is a result of two non-operating and non-recurring transactions the sum of which totals approximately $1,757,000. The first of those being the settlement of a Note Receivable and the second the sale of a shopping center in South Carolina. Net income was negatively affected by approximate legal fees of $1,403,000.

Broken down by segments, net income from bingo operations (Littlefield Entertainment) less the gain on the sale of the shopping center in South Carolina was $2,400,000 in 2005 compared to $2,312,000 in 2004, an increase of $88,000. The hospitality division had a net loss from operations of $250,000 in 2005, compared to a net loss of $489,000 in 2004, an improvement of 49%. The increase was a result of increased revenues and reduced interest expense. This trend began in late Q3 2004 and carried through to the end of the 2005. Revenues were up 21% over the same period in 2004.

Revenues

	2005	2004	Change	% Change
Total Revenues	$ 11,331,000	$ 9,928,000	$ 1,403,000	14%
Entertainment	6,908,000	6,484,000	424,000	7%
Texas	3,939,000	4,075,000	(136,000)	(3%)
South Carolina	1,439,000	1,209,000	230,000	19%
Alabama	1,530,000	1,200,000	330,000	28%

Hospitality	4,327,000	3,409,000	918,000	27%

Revenues were up from the prior year, held back slightly by the Texas operations in the Entertainment Division. Texas revenues are down slightly as a result of an adjustment to rent contracts in markets where we are in heavy competition and it is a strategic move to improve our long term position. This move coupled with other strategic planning is expected to increase revenues in 2006 for the Texas division. While the Alabama operations were hurt by increased competition in the form of casinos on the Indian Reservations and electronic gaming machines at a horse race track in the adjoining counties revenues improved in 2005. The Alabama operations began their rebound in the latter part of 2004 and we anticipate this trend to continue in the coming year. Alabama revenues were up 28% from the prior year. South Carolina revenues are up 19%, as a result of targeted marketing and the additional income from the hall that that was opened in 2004 that became stable in 2005. Hospitality's revenues were up 27% from the prior year, a trend that begin late in 2004 and continued throughout the year. We anticipate 2006 to continue to show improvement in the economy and continued revenue growth in the Hospitality division.

Gross Margins

	2005	2004	Change	% Change
Total Gross Margins	$ 2,368,000	$ 2,109,000	$ 259,000	12%
Entertainment	2,509,000	2,506,000	3,000.1%
Hospitality	(221,000)	(427,000)	206,000	48%

Gross Margin in 2005 was $2,368,000 or 21% of revenue, compared to gross margin in 2004 of $2,109,000. This represents an increase in gross margin of $259,000. This represents an increase in gross margin of 12%.

Broken down by segments, the Entertainment (bingo) division had gross margin in 2005 of $2,509,000 or 36% of revenue compared to gross margin in 2004 of $2,506,000 or 21% of revenue. This represents an increase in gross margin of $3,000 or .1%. The Hospitality division had negative gross margin in 2005 of $221,000 compared to negative gross margin in 2004 of $427,000.

Gross margin as discussed above includes all direct and indirect expenses, depreciation, and goodwill impairment.

General & Administrative Expenses

Corporate overhead, also called general and administrative expense, was $2,529,000 in 2005 compared to $2,920,000 in 2004, a decrease in overhead expense of $391,000. The decrease is a result of a large legal settlement accrual in 2004.

Other Income and Expenses

Interest and investment income was up 300% to $40,000 in 2005 from $10,000 in 2004. The increase is a result of the sale of some investments in a security deposit account and largely from interest earned on the note receivable related to the sale of the shopping center in South Carolina. Interest expense was down 11% in 2005 to $253,000 from $285,000 in 2004. We had accrued $1,200,000 for legal settlements and $300,000 in post judgment interest on a separate case in 2004, in 2005 we accrued approximately $463,000 related to ongoing cases. We had a gain on the sale of fixed assets in 2005 of $996,000 compared to a gain on the sale of fixed assets of $3,000 in 2004. The gain on the sale of fixed assets in 2005 was the result of the sale of the shopping center in South Carolina.

Our income tax expense for 2005 was approximately $77,000 compared to $60,000 in 2004, all of which is related to state income taxes. The Company currently has a net operating loss available for carryover on its federal income taxes of approximately $6,800,000.

Liquidity and Capital Resources

Cash flow from operations of $310,208 and cash provided by investing was sufficient to fund all financing activities in 2005. At year end, net cash and cash equivalents increased by approximately $92,000 compared to last year. 2004 included a $1,500,000 accrual for legal settlements. The Company has notes payable coming due in the next twenty four months amounting to $483,000 in 2006 and $186,000 in 2007. Of these notes payable, there is only one balloon payment of $106,000 to a related party, allowing for manageable debt repayments on a monthly and quarterly basis. The related party debt, is fully expected to be restructured.

Debt/Lease Schedule	12 months 2006	24 Months 2007	36 Months 2008	48 Months 2009	60 Months 2010	Thereafter	Totals
Related Parties	$ 105,650						$ 105,650
Notes Payable	$ 377,557	$ 185,755	$ 194,651	$ 206,286	$ 213,028	$ 1,651,211	$ 2,828,488
Capital Leases	$ 65,668						$ 65,668
Operating Leases	$ 1,553,843	$ 1,217,463	$ 952,968	$ 567,751	$ 412,021	$ 1,023,014	$ 5,727,060
Total Obligations	$ 2,102,718	$ 1,403,218	$ 1,147,619	$ 774,037	$ 625,049	$ 2,674,225	$ 8,726,866

We have reserved approximately $3,700,000 for punitive damages related to legal judgments that were rendered against the Company, of this amount $3,237,000 was for judgments rendered or accrued for prior to 2005. Of the $3,237,000, $1,500,000 was accrued for in 2004 on a January 2005 judgment. In 2005 we accrued approximately $463,000 of legal expense, approximately $353,000 related to a settlement in January 2006 and approximately $110,000 related to an ongoing case. All cases are on appeal or recently settled, if we lose our appeals we plan to set up a payout arrangement with the plaintiff to pay off the amounts due in installments.

Current assets totaled approximately $4,122,000 at December 31, 2005, leaving the Company with negative working capital of approximately $1,504,000 and a current ratio of .73 to 1. This is an decrease of the deficit from 2004 of $2,262,000 which had current assets of $1,374,000, negative working capital of approximately $3,766,000 and a current ratio of .27 to 1. However, a legal reserve of $3,700,000 is included in the 2005 current liabilities. In 2004 the legal reserve was $3,237,000. The legal cases are currently on appeal or awaiting judgment in South Carolina and Florida. The reduction was largely a result of cash received from the settlement of a note receivable and the addition of a new note receivable from the sale of a capital asset. Net cash flow from operations that approximated $310,000 in 2005 was sufficient to cover all operating activities, which included approximately $950,000 in paid legal expenses. In 2006, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations. We also plan to use advantageous combinations of bank financing, seller financing, treasury stock, and cash on new bingo hall acquisitions when favorable terms can be obtained. The Company is confident in its ability to structure a payout arrangement in the legal cases should it exhaust all of its appeals. In Florida, the Company has already secured a bond in the event it is unsuccessful on its appeal(s).

Critical Accounting Policies

Statement of Financial Accounting Standards No. 149, Derivative Instruments and Hedging Activities - amends SFAS 133 effective after June 30, 2003 for "Financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

Statement of Financial Accounting Standards No. 151, Inventory Costs - an amendment to ARB No. 43, Ch 4, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage), requires items those items to be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities effective November 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transaction - an amendment to FASB No. 66 & 67 amends No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. It also amends FASB No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This is effective the fiscal year beginning after June 15, 2005. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - an amendment to APB No. 29 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - this statement replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific provisions, those provisions should be followed. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - this Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of a subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 123 (R), Share Based Payments - an amendment to SFAS 123 amends SFAS 123 to establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also address transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The financial impact of adopting SFAS 123(R) can not be predicted; however, it will likely have a material impact on the Company's financial statements.

Item 7 - Financial Statements

The independent auditors' report, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.

Report of Sprouse & Anderson, L.L.P.	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4 - F-5
Consolidated Statements of Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7 - F-8
Notes to Consolidated Financial Statements	F-9 - F-27

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A - Controls and Procedures

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

Internal control over financial reporting is a framework incorporating processes designed to assure that transactions are booked properly initially and find their way to the appropriate place on the company's financial statements. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting..

PART III

Item 9 - Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 17, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than April 17, 2006, is incorporated herein by reference.

Item 10 - Executive Compensation

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 17, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than April 17, 2006, is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 17, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than April 17, 2006, is incorporated herein by reference.

Item 12 - Certain Relationships and Related Transactions

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 17, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than April 17, 2006, is incorporated herein by reference.

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

10.9*	Employment Agreement effective as of April 1, 2002, with Jeffrey L. Minch.
21.1	Subsidiaries of the Company
31.1	Certification Pursuant to Rules 13a-14(a)
31.2	Certification Pursuant to Rules 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. 1350
32.2	Certification Pursuant to 18 U.S.C. 1350
*	Denotes a management contract or compensatory plan or arrangement.

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 17, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than April 17, 2006, is incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Littlefield Corporation and Subsidiaries' annual financial statements included in the 10K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2005 and 2004 totaled $34,400 and $62,925, respectively.

Tax Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for services rendered to the Company during the fiscal years ended December 31, 2005 and 2004 for tax compliance, tax advice or tax planning was $19,050 and $15,000, respectively.

It is the audit committee's policy to pre-approve all services provided by Sprouse & Anderson, L.L.P. All services provided by Sprouse & Anderson, L.L.P. during the years ended December 31, 2005 and 2004 were pre-approved by the audit committee.

Reports on Form 8-K

January 11, 2005	Outcome of Florida Lawsuit
January 28, 2005	Q4 2004 Earnings Press Release
April 15, 2005	Q1 2005 Earnings Press Release
November 14, 2005	Q3 2005 Earnings Press Release
November 15, 2005	Q3 2005 Earnings Press Release

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2006

LITTLEFIELD CORPORATION
(Registrant)

By: /s/ Jeffrey L. Minch
Jeffrey L. Minch
President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey L. Minch Jeffrey L. Minch	President and Chief Executive Officer, Directory	February 15, 2006
/s/ Carlton Williams Carlton Williams	Chairman of the Board	February 15, 2006
/s/ Alfred Stanley Alfred Stanley	Director	February 15, 2006
/s/ Michael Wilfley Michael Wilfley	Director	February 15, 2006

LITTLEFIELD CORPORATION & SUBSIDIARIES

DECEMBER 31, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT	F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheet as of December 31, 2005	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004	F-4 - F-5

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004	F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 - F-27

INDEPENDENT AUDITORS' REPORT

Board of Directors
Littlefield Corporation

We have audited the accompanying consolidated balance sheet of Littlefield Corporation and Subsidiaries ("Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

SPROUSE & ANDERSON, L.L.P.

Austin, Texas

March 2, 2006

Littlefield Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$ 618,972
Accounts receivable, net of allowance for doubtful accounts of $79,455	1,192,022
Equity securities, available for sale	3,130
Other current assets	205,367
Note Receivable	1,184,214
Restricted Cash	918,290
Total Current Assets	$ 4,121,995

Property and Equipment - at cost, net of accumulated depreciation and amortization	$ 6,346,847

Other Assets:
Goodwill	4,905,111
Intangible assets, net	652,662
Other non-current assets	201,076
Total Other Assets	$ 5,758,849

TOTAL ASSETS	$ 16,227,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Obligations under capital lease	$ 65,668
Long term debt, current portion	377,557
Long term debt-related party, current portion	105,650
Trade accounts payable	425,665
Reserve for settlements	3,700,000
Accrued expenses	506,791
Other current liabilities-related party	444,605
Total Current Liabilities	$ 5,625,936

Long-term Liabilities:

Long term debt, net of current portion	2,450,931
Total Long-term Liabilities	$ 2,450,931

Total Liabilities	$ 8,076,867

Stockholders' Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890 shares, outstanding 8,589,355 shares)	10,177
Additional paid-in-capital	23,546,020
Treasury stock - 1,587,535 shares, at cost	(2,019,707)
Accumulated other comprehensive income	(2,100)
Accumulated deficit	(13,383,566)
Total Stockholders' Equity	$ 8,150,824

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,227,691

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	2005	2004
REVENUES:
Entertainment	$ 6,908,360	$ 6,484,397
Hospitality	4,326,891	3,409,328
Other	96,017	33,972
TOTAL REVENUES	11,331,268	9,927,697

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	2,600,475	2,390,147
Rent and utilities	2,301,728	2,163,388
Other direct operating costs	3,207,902	2,388,390
Depreciation and amortization	787,685	821,077
License expense	65,075	55,318
TOTAL COSTS AND EXPENSES	8,962,865	7,818,320

GROSS MARGIN	2,368,403	2,109,377

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	542,890	533,144
Legal and accounting fees	1,050,549	376,667
Reserve for legal settlements	462,500	1,500,000
Depreciation and amortization	93,505	106,806
Other general and administrative	379,645	403,333

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,529,089	2,919,950

GAIN ON DISPOSITION OF FIXED ASSETS	995,838	3,154

OPERATING INCOME (LOSS)	835,152	(807,419)

OTHER INCOME AND EXPENSES:
Interest and investment income	39,560	9,713
Interest expense	(253,360)	(284,571)
Gain/(Loss) on sale of investment assets	14,184	45,057
Other Income	544,429	-
TOTAL OTHER INCOME AND EXPENSES	344,813	(229,801)

INCOME (LOSS) BEFORE INCOME TAXES	1,179,965	(1,037,220)
PROVISION FOR INCOME TAXES	76,529	60,000
NET INCOME (LOSS)	1,103,436	(1,097,220)

Unrealized Gain (Loss) on Marketable Securities	(1,381)	(37,148)
OTHER COMPREHENSIVE INCOME (LOSS), Net of Tax of $0 and $0	(1,381)	(37,148)

NET COMPREHENSIVE INCOME (LOSS)	$ 1,102,055	$(1,134,368)

See notes to consolidated financial statements

F-4

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Years Ended December 31,
	2005	2004
EARNINGS (LOSS) PER SHARE (NET INCOME):
Basic earnings (loss) per share	$ .13	$ (.13)

Diluted earnings (loss) per share	$ .13	$ (.13)

Weighted average shares outstanding - basic	8,535,706	8,378,954

Weighted average shares outstanding - diluted	8,587,634	8,474,785

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	-Common Stock-		Additional Paid-in	Treasury	Subscriptions	Accumulated	Accumulated Other Comprehensive
Description	Shares	Value	Capital	Stock	Receivable	Deficit	Income	Total

Balance at December 31, 2003	8,307,373	$ 10,177	$23,743,847	$(2,384,945)	$ (6,631)	$(13,389,782)	$ 36,429	$ 8,009,095

Issuance of treasury stock under deferred compensation plan	25,000		(14,750)	32,000				17,250

Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	46,581		(14,071)	59,455	6,631			52,015

Comprehensive income for the year ended 12/31/04							(37,148)	(37,148)

Net income for the year ended 12/31/04						(1,097,220)		(1,097,220)

Balance at December 31, 2004	8,378,954	$ 10,177	$23,715,026	$(2,293,490)	$ 0	$(14,487,002)	$ (719)	$ 6,943,992
Issuance of treasury stock under deferred compensation plan	40,000		(26,300)	51,550				25,250

Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	45,401		(40,225)	60,002				19,777

Options Excercised by employees	125,000		(102,481)	162,231				59,750
Comprehensive income for the year ended 12/31/05							(1,381)	(1,381)

Net income for the year ended 12/31/05						1,103,436		1,103,436

Balance at December 31, 2005	8,589,355	$ 10,177	$ 23,546,020	($ 2,019,707)	$ 0	$(13,383,566)	$ (2,100)	$ 8,150,824

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,103,436	$ (1,097,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and goodwill impairment	881,189	927,883
Bad debt allowance and write-offs	79,455	18,405
(Gain)/loss on sales of investment assets	(9,312)	(45,057)
(Gain) on disposal of property and equipment	(995,838)	(3,154)
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(640,743)	32,168
Prepaid expenses and other assets	(757,256)	(15,900)
Trade accounts payable	133,758	(95,036)
Accrued expenses and other liabilities	515,519	1,483,511
NET CASH PROVIDED BY OPERATING ACTIVITIES	310,208	1,205,600

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities	43,946	521,451
Purchase of property and equipment	(288,573)	(364,802)
Purchase of goodwill/intangibles	(296,083)	(39,983)
Proceeds from sale of property and equipment	631,528	2,875
Proceeds from repayment of note receivable	860,786	---

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	951,604	119,541

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and capital leases	(1,229,693)	(1,089,259)
Proceeds from options exercised	59,750	---
Collections of subscribed receivables	---	6,631
Purchase of Treasury Stock	---	(790)

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(1,169,943)	(1,083,418)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,869	241,723

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	527,103	285,380

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 618,972	$ 527,103

See notes to consolidated financial statements

Littlefield Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$243,360	$288,553

Income taxes	$ 64,878	$ 56,685

Non-cash transactions:

Acquisition of property and equipment in exchange for notes payable	$ -0-	$ 94,155

Acquisition of intangibles in exchange for notes payable	$350,000	$224,062

Acquisition of equipment under notes payable	$ 17,850	$ -0-

Issuance of treasury stock under deferred compensation plan	$ 25,250	$ 32,000

Issuance of treasury stock under employee stock purchase plan	$ 19,777	$ -0-

See notes to consolidated financial statements

Littlefield Corporation - Notes to Consolidated Financial Statements
December 31, 2005

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Littlefield Corporation actively participates in the U.S. charitable bingo market, and the event planning/hospitality business. The Company's corporate headquarters is located in Austin, Texas, and the Company operates primarily through wholly owned subsidiaries in Texas, South Carolina and Alabama. The Company generates its revenues from bingo centers in all three states and the event planning/hospitality market in Texas.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Littlefield Corporation and its subsidiaries (herein collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassifications:

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein. In 2004, the Company classified reserve for legal settlements and gain or loss on the sale of fixed assets as other income (expense). For 2005, reserve for legal settlement has been reclassified and shown as part of general and administrative expenses, and the gain or loss on sale of fixed assets was reclassified and shown as part of operating income (loss).

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

Accounts Receivable:

Accounts receivable consist of amounts due from charitable organizations that conduct bingo events at the Company's various bingo centers, and are generally payable within one month of the event. Receivables also include rent due from operators of concessions located within bingo centers. Hospitality receivables are due from businesses, individuals and non-profit organizations and are generally due immediately after the event. Accounts receivable are not secured. Management provides an allowance for doubtful accounts, which reflects its estimate of the uncollectible receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of receivables, net of allowance for doubtful accounts, at the balance sheet date.

Notes Receivable:

In May 2001, the Company entered into a note receivable with David and Harriet Heep Shaffer. The principal amount of the note was $845,000 paying 16% interest with a maturity date of May 1, 2004. The Company holds a first lien deed of trust on approximately 1,154 acres located in Travis and Hayes counties in Texas.

In 2002, Heep Shaffer filed for bankruptcy protection. At that time, the Company had accrued for $222,603 of interest. In accordance with GAAP, at the time of the bankruptcy the Company discontinued accruing interest, though interest is still due to the Company. Since May 1, 2004, interest has continued to accrue on the unpaid principal and interest at an 18% interest rate. The Company believed there were no potential uncertainties related to the collection due to the filing of the bankruptcy because of our position as a secured creditor and the value of the underlying collateral. The bankruptcy court recognized the Company's position and acknowledged the Company's first lien. In the bankruptcy filings the land held as collateral was valued in excess of $10,000,000. In 2005, the Heep Note Receivable was collected in full, to include principal, accrued and un-accrued interest income and legal fees.

This note receivable was pledged as collateral on a $540,000 note with Plains Capital Bank. The pledge of this receivable to Plains Capital Bank was paid in full during 2005.

In September 2005, the Company entered into an agreement to sell the South Carolina shopping center, and accepted a Note Receivable from the purchaser in the amount of $1,400,000. This was a 5 year note receivable with a 10 year amortization, at 7.5% interest payable in monthly installments with a one time $100,000 principal payment due on the first anniversary of the note. This note was settled in full with a discount of $200,000 in February 2006, and as such is shown on the consolidated balance sheet at it's net realizable value at December 31, 2005.

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

Investments:

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's securities are considered available for sale and are valued at fair value for financial statement purposes. Fair value is based on quoted market prices. The Company uses the average cost method for determining the cost basis on realized gains and losses of investments. The unrealized holding gain or loss represents the net change in the fair value of those securities and is shown in other comprehensive income.

Advertising:

Advertising costs are expensed when incurred or the first time the advertising takes place. During 2005, the Company had advertising expenses of approximately $92,000 compared to approximately $126,000 in 2004. At December 31, 2005, the Company had prepaid advertising costs of approximately $2,800.

Goodwill and Intangible Assets:

Intangible assets, which primarily consist of goodwill, bingo licenses and non-compete covenants resulting from the acquisition of bingo entities or hospitality companies, are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their recorded values. Goodwill, which represents the excess of the cost of assets acquired over the fair market value of those tangible assets on the date of their acquisition. Under Statement on Financial Accounting Standard 142, "Goodwill and Other Intangible Assets", goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, shall not be amortized, but shall be reviewed for impairment in value.

Since 2002, goodwill and intangible assets with indefinite lives are no longer amortized. These indefinite live assets only pertain to the State of Texas. The Company has one class of asset that is classified as indefinite and not subject to periodic amortization. This class of asset is known as a "Grandfathered License." In discussing these "Grandfathered Licenses", a distinction should be made as to the types of bingo licenses the Company owns. There are two classes of commercial lessor licenses in Texas, a "Grandfathered" and a "Tier." The "Grandfathered" license refers to any license that was in existence prior to 1989 in which a non renewal has not occurred. A "Grandfathered" license allows the operator to have up to six (6) charities in a hall and charge up to $600 per session in rent. These licenses are regulated by the Texas Lottery Commission and must be renewed each year. There is an annual fee associated with the renewal of these licenses, which is expensed throughout the year. There is a limited number of these licenses available and they are traded between individuals and organizations. They are a traded commodity, in that they have a cash value which is determined by the market place. These licenses can only be revoked or canceled by failing to renew them by the renewal date or for illegal activity.

A Tier license is deemed by the company to have no value as an asset and are not carried as an asset on the Company's books. A "Tier" commercial lessor license is any license issued after 1989 or any license issued prior to 1989 in which a non renewal occurred. A "Tier" license allows the operator to have one (1) charity in a hall and charge up to $600 per session in rent. These licenses are issued, renewed, and applied for through the Texas Lottery Commission. The only cost associated with obtaining and keeping this type of license is an annual renewal fee, which is expensed throughout the year. These licenses are not sold on a negotiated basis, at this time. There is currently a moratorium on this license for new operators through December 2005.

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

Bingo rents, paper sales and head tax payments are received from charitable organizations through various sub-lease agreements of the Company's bingo centers. Revenues are determined by customer attendance, spending and prize payouts, profit splits, as well as state regulations, which may dictate the number of bingo sessions a charity can conduct and rent limits that can be paid to a commercial lessor, such as the Company. Revenues are accrued and accounted for in the month that they are due. Revenues that are generated in undefined amounts, such as customer attendance, are recognized in the month they are earned.

(ii)	Catering and Party Rental:

Revenue is also earned from the Hospitality division which charges fees for catering, staffing, bar service, event coordination, and party event and tent rentals. Revenues are accrued and accounted for in the month in which the services are performed.

(iii)	Other:

Other revenues are earned concessions, vending machines, bingo supplies, and other sources. Other revenues are recognized in the month they are earned.

Income Taxes:

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis and financial reporting carrying amounts of assets and liabilities. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company does not believe will meet the "more-likely-than-not" recognition criteria.

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

Stock Based Compensation:

The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires companies that continue to use APB 25 to account for its stock-based compensation plan to make proforma disclosures of net income (loss) and earnings (loss) per share as if SFAS No. 123 had been applied. Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

		2005	2004
Net income (loss)	As reported	$ 1,103,436	$(1,097,220)
	Proforma	$832,510	$(1,193,478)

Basic earnings (loss) per share	As reported	$.13	$(.13)
	Proforma	$.10	$(.14)

Diluted earnings (loss) per share	As reported	$.13	$(.13)
	Proforma	$.10	$(.14)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were for grants in 2005; dividend yield of 0%, expected volatility of 120%, risk free interest rates of 4.5% and an expected life of approximately 10 years. The following assumptions were for grants in 2004; dividend yield of 0%, expected volatility of 120%, risk free interest rates of 5.5%, and an expected life of approximately 10 years.

Comprehensive Income:
The Company has other comprehensive income related to unrealized gains and losses on available for sale securities.

Critical Accounting Policies

Statement of Financial Accounting Standards No. 149, Derivative Instruments and Hedging Activities - amends SFAS 133 effective after June 30, 2003 for "Financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

Statement of Financial Accounting Standards No. 151, Inventory Costs - an amendment to ARB No. 43, Ch 4, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage), requires items those items to be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities effective November 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transaction - an amendment to FASB No. 66 & 67 amends No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. It also amends FASB No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This is effective the fiscal year beginning after June 15, 2005. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - an amendment to APB No. 29 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - this statement replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific provisions, those provisions should be followed. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - this Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of a subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Statement of Financial Accounting Standards No. 123 (R), Share Based Payments - an amendment to SFAS 123 amends SFAS 123 to establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also address transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The financial impact of adopting SFAS 123(R) can not be predicted; however, it will likely have a material impact on the Company's financial statements.

NOTE 2 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS

2005
In March 2005, the Company through a wholly owned subsidiary Conway Bingo, Inc leased a facility in Conway, SC and opened a "C" hall doing business as Mill Pond Bingo.

In April 2005, the Company through it's wholly owned subsidiary Aiken Bingo Inc., leased a facility in Aiken, SC and opened a "C" hall doing business as Tally Ho! Bingo.

In September 2005, Columbia One, Inc. a wholly owned subsidiary of the Company sold a shopping center located in Columbia, SC which originally was the Company Headquarters. The Company had two bingo halls located in this shopping Center, American Bingo I and II, one a "B" bingo hall and the other a "C" bingo hall, both of which were closed. In addition the Company signed a non-compete agreement pulling the Company out of the Columbia, SC market.

In conjunction with the sale of the bingo hall in Columbia, SC the Company assumed the lease on Galley Hall Bingo in Charleston, SC which was operated by the purchaser of the shopping center. Galley Hall Bingo operates as a "C" bingo hall.

In October 2005, the company through a wholly owned subsidiary San Angelo Charitable Bingo Inc. purchased the Strike It Rich Bingo Hall in San Angelo, Texas. The company also through a wholly owned subsidiary SA Charitable Bingo RE, Inc. leased a facility in San Angelo, Texas.

2004

In April, the Company acquired Bingo Barn in Midland for $400,000. This included a sale of real estate in the amount of $150,000, which was executed with a down payment of $30,000 cash and a note in the amount of $120,000 and a bingo license, all equipment, inventory and supplies associated with the bingo hall for $70,000 cash and a note in the amount of $180,000. The Bingo Barn purchase allowed the company to reorganize and optimize our operations in the Midland/Odessa market. The purchase gave us the only night time bingo hall in the city, allowed us to market three halls together, one in Midland and two in Odessa, and kept the competition from entering the market place.

In South Carolina, the Company opened Coveralls Bingo in Walterboro and a temporary hall in Charleston called Meeting Place. Meeting Place closed in December 2004. The Company began the process in 2004 to open "C" bingo halls in Conway and Aiken. The Conway and Aiken locations will open in early 2005.

As part of the acquisition of Word of Mouth Catering and Premiere Party Rental, which took place in 2001, the Company entered into three employment agreements with the principles of those businesses. In 2003, one of those employment agreements was amicably terminated under terms agreeable to both parties. That employee is now an independent contractor who acts as a consultant to the Company on an "as needed" basis. In 2004, the employment agreement with the remaining two employees ended as per the original agreements, one of those employees has left the company, and the other continues his employment with the Company on an at-will basis. As of December 31, 2004, the remaining salary expense associated with the remaining two employment agreements is approximately $0.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consists of the following:

Land	$ 764,053
Buildings	3,207,889
Building and leasehold improvements	3,858,898
Bingo, and rental equipment	1,757,302
Equipment, furniture and fixtures	2,324,917
Automobiles	356,659
12,269,718
Less: Accumulated depreciation and amortization	(5,922,871)

Property and equipment, net	$ 6,346,847

Depreciation and amortization expense charged to operations for the years ended December 31, 2005 and 2004 was $881,189 and $927,883 respectively.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2005 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$6,704,375	$(1,799,264)	$4,905,111
	Entertainment	Hospitality
Balance at December 31, 2004	$4,032,723	$ 371,384	$4,404,107
Goodwill acquired during the year	535,000	-0-	535,000
Impairment losses	-0-	-0-	-0-
Goodwill disposed during the year	(33,996)	-0-	(33,996)
Balance at December 31, 2005	$4,533,727	$ 371,384	$4,905,111

Intangible assets at December 31, 2005 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses	$589,719	$ (51,974)	$537,745

Intangible Assets with Finite Lives:
Covenants not to compete	$297,500	$(182,583)	$ 114,917
Intangible Assets, Net of Accumulated Amortization			$ 652,662

During the year ended December 31, 2005, the Company acquired goodwill in the amount of $535,000 associated with the acquisition of the Strike It Rich Bingo Hall in San Angelo, Texas. In addition the Company also acquired bingo licenses with indefinite lives for $50,000 and a covenant not to compete in the amount of $60,000. During the year the Company also disposed of goodwill and a covenant not to compete associated with the sale of the South Carolina shopping center.

Future amortization on intangible assets with finite lives is as follows:

2006	$ 27,500
2007	27,500
2008	27,500
2009	15,417
2010	10,000
Thereafter	7,000
Total	$114,917

NOTE 5 - WRITE-OFFS AND CHARGES

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"), the Company recognizes impairment losses when facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is recognized and measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.

For the years ended December 31, 2005 and 2004, the Company evaluated the carrying value of goodwill for each reporting unit of the company and determined that no impairment of goodwill was necessary.

NOTE 6 - LONG-TERM DEBT

Long-term debt at December 31, 2005 consist of the following:

Mortgage note payable to a bank, due in quarterly installments of approximately $27,244 including interest at prime plus 1%, maturing October 2019, secured by real estate	$ 912,983

Mortgage note payable to a third party, due in monthly installments of $8,563, including interest at 9% maturing August 2006, secured by a deed of trust on the real estate	58,181

Mortgage note payable to a bank, due in monthly installments of $4,394, including interest at the prime rate, maturing August 2012, secured by a deed of trust on the real estate	591,087

Mortgage note payable to a third party, due in monthly installments of $5,578, including interest at 8% maturing July 2010, secured by a second lien on the real estate	517,455

Installment note payable to a third party, due in monthly installments of $13,170, including interest at 7%, maturing August 2006, secured by bingo hall business	90,276

Installment note payable to a third party, due in monthly installments of $2,279, including interest at 5%, maturing March 2012, secured by real estate	144,853

Installment note payable to a third party, due in monthly installments of $4,600, including interest at 6%, maturing September 2011, secured by stock	341,409

Installment note payable to a third party, due in monthly installments of $452, including interest at 9.9%, maturing January 2009, secured by vehicle.	17,851

Installment note payable to a third party, due in monthly installments of $1,519, including interest at 5%, maturing March 2012, secured by bingo hall business	96,569

Installment note payable to a third party, due in monthly installments of $490, including interest at 13.75%, maturing April 2007.	7,123

Installment note payable to a third party, due in monthly installments of $222, including interest at 9.9%, maturing April 2006.	1,072

Installment note payable to a third party, due in monthly installments of $527, including interest at 5.9%, maturing March 2007, secured by an automobile	6,560

Installment note payable to a third party, due in monthly installments of $4,047, including interest at 8% maturing December 2006, unsecured	43,069

2,828,488
Less current maturities	(377,557)
Long-term debt, net of current portion	$2,450,931

Long-term debt related party at December 31, 2005 consists of the following:

Installment note payable to a related party, due in monthly interest only installments of $594 at 6.75%, with a balloon payment on July 2006	105,650
105,650

Less current maturities	(105,650)

Long-term debt, related party, net of current portion	$ 0

Principal payments on notes payable and long-term debt for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,
2006	$ 483,207
2007	185,755
2008	194,651
2009	206,286
2010	213,028
Thereafter	1,651,211
$2,934,138

Interest expense for the years ended December 31, 2005 and 2004 were approximately $253,000 and $285,000 respectively.

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

The Company did not enter into any new capital leases in 2005

Future minimum payments due under capital lease obligations are as follows:

Years Ending December 31, 2005

Total future minimum lease payments	$ 73,322

Less amount representing interest	(7,654)

Present value of minimum lease payments	65,668

Less current installments	(65,668)

Obligations under capital leases, net of current portion	$ 0

Principal payments on capital leases for each of the next five fiscal years are as follows:

Future Maturities
2006	$65,668

Gross amounts of assets on balance sheet recorded under capital leases were $230,787 and $230,787 for 2005 and 2004, net of accumulated amortization of $129,106 and $89,215.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.

The carrying amount and fair value of notes receivable, capital leases payable and notes payable at December 31, 2005 are as follows:

	Carrying Amount	Fair Value
Notes receivable	$ 1,184,214	$ 1,184,214
Capital leases payable	65,668	65,668
Notes payable	2,934,138	2,934,138

The fair values of the Company's fixed rate notes receivable, capital leases payable and notes payable have been estimated based upon relative changes in the Company's borrowing rates since origination of the fixed rate debt.

NOTE 9 - INCOME TAXES

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 2005 and 2004 is as follows:

	2005	2004
Expected income tax (benefit)	$ 483,754	$ 352,655
Amounts not deductible for federal income tax purposes	1,020	1,020
State income taxes, net of federal income tax	76,529	60,000
Change in valuation allowance	(484,774)	(353,675)
	$ 76,529	$ 60,000

The provision for income taxes consists of the following:

	2005	2004
Current year income taxes:
Federal	$ 10,000	$ -0-
State	66,529	60,000
Deferred income taxes:
Federal	-0-	-0-
State	-0-	-0-
	$ 76,529	$ 60,000

Deferred tax assets and liabilities as of December 31, 2005 are as follows:

Current deferred tax asset	$ ---	$ ---
Current deferred tax liability	---	---
Valuation allowance for current deferred tax asset	---	---
Net current deferred tax asset	$ ---	$ ---

Non-current deferred tax asset	$ 5,101,404	$ 5,576,328
Non-current deferred tax liability	---	---
Valuation allowance for non-current deferred tax asset	(5,091,404)	(5,576,328)
Net non-current deferred tax asset	$ 10,000	$ -0-

The non-current deferred tax asset results from differences in amortization of the non-compete agreements, and asset write-off and reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses. Due to continuing operating losses, the deferred tax asset has been allowed for as it does not meet the "more likely than not" recognition criteria.

At December 31, 2005, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6.8 million that begin expiring in the year 2009.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company has acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 14). The average price to repurchase these shares was $1.27 and at December 31, 2005. The Company holds 1,587,535 treasury shares.

In 2005 the Company issued 40,000 shares of treasury stock as deferred compensation at a cost of $25,250. The Company issued 45,401 shares of treasury stock under the Employee Stock Purchase Plan and 401K Plan at a cost of $19,777. The Company issued 125,000 shares of treasury stock under options exercised by employees for cash of $59,750.

In 2004 the Company issued 46,581 shares of treasury stock under the Employee Stock Purchase Plan and 401K plan at a cost of $52,015. The Company issued 25,000 shares of treasury stock at a cost of $17,250 for deferred compensation.

NOTE 11 - EARNINGS PER SHARE

A reconciliation of basic to diluted earnings (loss) per share is as follows:

	2005		2004
Numerator:	Basic	Diluted	Basic	Diluted
Net income (loss)	$1,103,436	$1,103,436	$(1,097,220)	$(1,097,220)

Net income (loss) available to common stockholders	$1,103,436	$1,103,436	$(1,097,220)	$(1,097,220)
Denominator:
Weighted average shares outstanding	8,535,706	8,535,706	8,378,954	8,378,954
Effect of dilutive securities:
Preferred stock	---	---	---	---
Stock options and warrants	---	51,928	---	95,831
Weighted average shares outstanding	8,535,706	8,587,634	8,378,954	8,474,785
Earnings (loss) per share	$ .13	$ .13	$ (.13)	$ (.13)

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options. At December 31, 2005, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,000,000 common shares over ten years from the date of each plan's approval. At December 31, 2005, a total of 1,006,555 options were outstanding under these plans.

	Employee Stock Plans		Other Compensatory		Combined Total
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options
Outstanding at 12/31/02	687,000	$1.60	100,000	$3.88	787,000
Granted	20,055	0.53	---	---	20,055
Exercised	(50,000)	(.53)	---	---	(50,000)
Forfeited	(3,000)	-0-	---	---	(3,000)
Outstanding at 12/31/03	654,055	$ 1.70	100,000	$3.88	754,055
Granted	530,000	0.53	---	---	530,000
Exercised	(25,000)	(.53)	---	---	(25,000)
Forfeited	(125,000)	-0-	(100,000)	---	(225,000)
Outstanding at 12/31/04	1,034,055	$ 1.70	---	---	1,034,055
Granted	425,000	0.61	---	---	425,000
Exercised	(165,000)	(.85)	---	---	(165,000)
Forfeited	(287,500)	(1.05)	---	---	(287,500)
Outstanding at 12/31/05	1,006,555	$ 1.18	---	---	1,006,555

The fair value of options issued during 2005 and 2004 were approximately $271,000 and $300,000, respectively.

The following table summarizes information about options outstanding at December 31, 2005 and 2004 under the Employee Stock Plan:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2005:	$3.39---$5.07	150,000	.3 years	$3.75	150,000	$3.75
	$2.26---$3.38	50,000	2.1 years	$3.29	50,000	$3.29
	$1.51---$2.25	---	--- years	---	---	---
	$ 0.00---$1.50	806,555	8.7 years	$ .58	360,305	$ .60
		1,006,555	7.1 years	$1.18	560,305	$1.68

2004:	$3.39---$5.07	150,000	1.3 years	$3.75	150,000	$3.75
	$2.26---$3.38	100,000	1.8 years	$3.04	100,000	$3.04
	$1.51---$2.25	---	--- years	---	---	---
	$ 0.00---$1.50	784,055	8.2 years	$ .55	409,680	$ .62
		1,034,055	6.6 years	$1.25	659,680	$1.70

NOTE 13 - RELATED PARTY TRANSACTIONS

In July 2001, the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. The first note payable at an annual rate of 8.0% with a maturity date of July 2005 was paid in full in 2005. The second note originally due and payable in full, along with accrued interest at 8% annual rate, in July 2004, was paid in full in August 2004. For the years ended December 31, 2005 and 2004, the Company recognized $17,700, related to the first note and $34,644 of interest expense related to both of these obligations.

In August 2001, the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. In November 2003, the relationship with one of the sellers changed from that of an employee to an independent contractor on a consulting basis, in August of 2004 the agreement terminated with the remaining employee as per the original agreement. The terms of the notes did not change. These notes payable at an annual rate of 8.0% and a maturity date of August 2005. These obligations were paid in full in August 2005. For the years ended December 31, 2005 and 2004, the Company recognized $3,000 and $8,441 of interest expense related to these obligations.

The President and CEO of the Company had personally guaranteed $300,000 to a note payable to a third party lender, in the original total amount of $540,000. The note was paid in full in May 2005 .

The Company accrued a total of $61,275 in loan guaranty fees to him in 2002. This amount has been added to the President's bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a current accrued liability - related party. The Company accrued $24,376 in interest in 2005 and $24,376 in 2004.

The Company purchased the President's office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payments for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. The President was paid interest in the amount of $7,131 in 2005 and $7,131 in 2004.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

(a) Operating Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

Year Ending December 31,	Minimum Rentals
2006	$1,553,843
2007	1,217,463
2008	952,968
2009	567,751
2010	412,021
Thereafter	1,023,014
Total minimum annual rentals	$5,727,060

Rent expense for the years ended December 31, 2005 and 2004 amounted to approximately $1.6 million and $1.5 million, respectively.

In 2003, the Company leased out Grandview Bingo in Amarillo. The arrangement is that of a standard monthly sublease and not a per-session lease. The tenant has put down a $7,800 security deposit. The minimum annual future receipts under this sublease are as follows:

Year Ending December 31,	Minimum Rent
2006	$ 93,600
2007	93,600
2008	93,600
2009	93,600
2010	93,600
Thereafter	405,600
Total minimum annual rentals	$ 873,600

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
800438 Ontario Ltd v. American Bingo and Gaming Corporation, Case No.: 99-1161, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

          These two related cases arise from a transaction carried out by a predecessor, American Bingo & Gaming Corporation ("American Bingo"), in July 1995, when American Bingo bought three Florida bingo centers from two corporations owed and controlled by Phillip Furtney. More specifically, American Bingo purchased the assets of Pondella Hall for Hire and Fountains Bingo from Pondella Hall for Hire, Inc., and the stock of Bingo Trail from 800438 Ontario Ltd. American Bingo paid the Furtney controlled entities over $450,000 at the time of purchase and agreed to pay additional compensation of $450,000 over a period of twenty-four months and transfer stock in American Bingo having a value of an additional $450,000. Several months after the acquisition of the three halls, the Florida Attorney General's office obtained an indictment and brought a civil proceeding related to two of the three halls for alleged gambling related offenses. This investigation had been ongoing at, and for some time prior to, the acquisition of the halls, but had not been disclosed to American Bingo by the sellers. As a result of these legal proceedings, and the very real threat of additional legal proceedings against the American Bingo and its officers, the halls were closed and sold to third parties. Additionally, American Bingo settled the litigation brought by the Florida Attorney General by pleading to misdemeanor sales tax violations, paying substantial fines, and agreeing to terms which precluded American Bingo from business in the state of Florida. (This prohibition has since been lifted as a result of further negotiations with the State of Florida.)

          American Bingo did not pay the remaining amounts under the acquisition contracts since they believed the sellers breached the contracts and committed fraud by failing to disclose the ongoing investigation by the Florida Attorney General's office. Pondella filed a two count Complaint against American Bingo in the Circuit Court for Manatee County, alleging breach of contract and common law conversion. At the same time, 800438 Ontario also filed a similar Complaint against American Bingo for breach of contract. American Bingo answered both Complaints by denying the essential allegations. Additionally, American Bingo brought Counterclaims against Pondella and 800438 for fraud, negligent misrepresentation, breach of warranties, contractual indemnity, breach of guaranty, deceptive and unfair trade practices, and violation of Chapter 517 of the Florida Statutes. American Bingo also brought claims against Furtney for his role. However, Furtney, a Canadian citizen and resident of Canada and Mexico, would not accept service of American Bingo's Complaints and American Bingo was unable to obtain service of its Complaints on Furtney. The Complaints against Furtney were dismissed before trial due to lack of service.

          A jury trial on all claims, except American Bingo's claims against Furtney, was conducted in January 2005. The Jury found for Pondella and 800438 Ontario on all their claims and against American Bingo on their claims against Pondella and 800438 Ontario. Following trial, the Judge granted American Bingo's motion for a directed verdict on Pondella's claim for conversion. The principal amount of Pondella's judgment is $410,000 and with interest and attorney's fees totals $802,039. The principal amount of 800438 Ontario's judgment is $450,000 and with interest and attorney's fees totals $808,996. The Company has appealed these judgments to the Florida Second District Court of Appeal and intends to vigorously pursue its rights on appeal. Additionally, the Company has bonded off both judgments, which precludes any efforts to collect on the judgments during the appeal. The range of potential loss on these two cases is between zero and the amount of the judgments, plus accrued interest. The company accrued a total of $1,610,000 on its financial statements related to these matters, $1,500,000 on the 2004 financial statements and $110,000 on its 2005 financial statements.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

          As set forth in the previous section, the Company also brought claims against Philip Furtney related to his failure to disclose the existence of the investigation of the Florida Attorney General regarding the bingo halls acquired by American Bingo from the Furtney controlled entities. These claims were dismissed from the original litigation based upon the Company's inability to serve the Complaints on Furtney, a foreign resident, when he refused to voluntarily accept service of the Complaints. This dismissal did not decide or relate to the merits of the claims against Furtney. The Company refiled the Complaints against Furtney in separate litigation and was finally successful in serving Furtney when he appeared in Florida for trial of the Pondella/800438 Ontario cases in January 2005. The Company intends to vigorously pursue its claims against Furtney. The case against Furtney is in discovery and the Company is awaiting a trial date.

          Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston. Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the "Lucky II" facility, which was closed in early 2000. The lease expired in February 2003. Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company's liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff withdrew their support of the settlement agreement shortly thereafter. The Company has petitioned the court to enforce the settlement agreement and is currently awaiting this decision. Effective January 1, 2006 a settlement was reached between the two parties in which Littlefield will pay a sum of $500,000. The Company accrued for the remaining balance of approximately $353,000 in the 2005 financial statements. The payments will be made in one lump sum payment of $250,000 due January 3, 2006 and then $10,000 a month for 25 months.

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

          Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed. The Company applied for a re-hearing with the appellate court, which threw out their original opinion. However, their new opinion also reaffirmed the judgment. The Company filed an appeal with the South Carolina Supreme Court. The appeal has been heard and the Company is awaiting judgment from the South Carolina Supreme Court. The potential outcomes in this matter fall within a range of $0 in the event of a full and final reversal of the judgment to the full judgment amount plus accrued simple interest of 12% from the date of judgment plus court costs. The company has accrued $1,570,000 on its financial statements related to this matter. The actual damages of $157,000 were paid in 2001.

          George M. Harrison, et al. v. Littlefield Corporation Civil Action No. 4:04-1038-25 This action is currently pending in the United States District Court for the District of South Carolina, Florence Division. Plaintiffs were the owners of a parcel of real property in Darlington, South Carolina that was leased to Darlington Music Company, a former subsidiary of Littlefield Corporation. In 1990, Plaintiffs, who were also the owners of Darlington Music Company at that time, caused Darlington Music Company to enter into a 15-year lease of the real property they owned. Darlington Music Company was later acquired from Plaintiffs by Littlefield Corporation's predecessor, American Bingo & Gaming. This business continued to operate as a wholly-owned subsidiary until such time as changes in South Carolina law regarding video gaming required that the business be wound down. In May 2001, Plaintiffs later received a judgment in the amount of $199,148 against Darlington Music Company for nonpayment of rent. Through this action, Plaintiffs are now attempting to enforce that judgment against Littlefield Corporation on the basis of various legal theories. Littlefield intends to vigorously defend this action and will also ask, if possible, to have the underlying judgment against its former subsidiary reexamined. This case was settled in June 2005 when Littlefield agreed to pay $95,000 to the Plaintiffs.

(c) Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock. On February 8, 2000 the Company amended the stock repurchase program to permit purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous. The amount was subsequently increased to 3,000,000 shares. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. Any shares so repurchased will be held as treasury shares and be available for general corporate purposes. No shares were repurchased in 2005 or 2004.

(d) Concentration of Credit Risk:

The Company maintains its cash in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005, cash in banks exceeded FDIC coverage by approximately $557,000.

(e) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was instituted in 2001. In 2005 employees were allowed to defer up to 90% of their wages to a maximum of $14,000, tax deferred, for retirement purposes. The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management. At December 31, 2005 and 2004, the Company contributed $0 and $0 respectively, into the Plan.

(f) Employee Stock Purchase Plan

During 2002, the Company implemented the 2002 Employee Stock Purchase Plan to allow employees of Littlefield Corporation and any subsidiaries to acquire stock ownership in the Company. The Company has reserved 250,000 shares under this plan. Offering of shares under this plan will commence 1) on the first day of each fiscal year and will end on the last day of the fiscal year or 2) at the sole discretion of the administrators. Any offerings that remain unsold during the offering period shall expire and shall be made available for grant in future offering periods. Eligible employees shall elect to make contributions between 1% and 10% of gross compensation. The exercise price of any shares purchased by a participant shall be at eighty-five percent (85%) of the lower of the fair market value of the common stock on the date of the grant or date of exercise. Through December 31, 2005, 80,495 shares have been purchased through this program. Of the shares purchased 17,621 shares were purchased in 2005 and 31,541 in 2004.

(g) The Company had entered into three-year employment agreements with two individuals. Should the Company terminate the employment agreements without cause, the Company would be liable for salary compensation and the cash value of the Company paid portion of any insurance coverage owed for the remaining term of employment. As of December 31, 2005, these employee agreements had expired, the employees left on their own accord and the remaining salary expense associated with these employment agreements was $0 in 2005 and $0 in 2004.

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

A summary of the segment financial information reported to the CODM is as follows:

Year Ended December 31, 2005
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$6,908,000	$4,327,000	$ 96,000	$11,331,000
Depreciation and amortization	472,000	316,000	93,000	881,000
Segment profit (loss)	3,207,000	(250,000)	(1,854,000)	1,103,000
Segment Assets	$24,913,000	$1,604,000	(10,289,000)	16,228,000

Year Ended December 31, 2004
	Entertainment	Hospitality	Adjustment	Consolidated
Revenue	$6,484,000	$3,409,000	$ 35,000	$9,928,000
Depreciation and amortization	497,000	324,000	107,000	928,000
Segment profit (loss)	2,312,000	(489,000)	(2,920,000)	(1,097,000)
Segment Assets	$22,061,000	$1,513,000	(8,296,000)	15,278,000

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE 16 - INVESTMENTS

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, "Accounting for Investments in Debt and Equity Securities". The Company's investments consist of the following:

	2005

	Basis	Fair Value	Unrealized Gain (Loss)
Mutual Funds	$5,230	$3,130	$(2,100)
Total	$5,230	$3,130	$(2,100)

These securities are considered available-for-sale, as defined by SFAS No. 115, and accordingly, the unrealized holding loss is shown in other comprehensive income as follows:

Unrealized holding Gain (loss) recognized at year end	$ (1,381)
Gain(Loss) recognized in prior year earnings	(719)
Unrealized holding gain (loss) on investments held for sale.	$ (2,100)

NOTE 17 - SUBSEQUENT EVENTS

January 2006 - The company reached a settlement in the Lenrich Associates LLC legal proceedings with the Company agreeing to pay $500,000 in total to Lenrich Associates LLC. The agreement was for a lump sum payment of $250,000 due January 3, 2006 and then installment payments in the amount of $10,000 for 25 months. The Company accounted for the entire $500,000 balance in the financial statements ending December 31, 2005.

