Form 10QSB
period 2006-03-31
LITTLEFIELD CORP
filed 2006-05-16
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file No. 0-24805

Littlefield Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	74-2723809

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 North Lamar Blvd., Austin TX 78705

(Address of principal executive offices)

(512) 476-5141

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of March 31, 2006, the Issuer had 10,656,830 shares of its Common Stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format:

Yes ☐	No ☒

Littlefield Corporation

FORM 10-QSB

For the quarter ended March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2006	2005

REVENUES:
Entertainment	$2,172,319	$1,799,697
Hospitality	700,848	637,315
Other	46,070	52,705

TOTAL REVENUES	2,919,237	2,489,717

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	568,518	529,250
Rent and utilities ($0 and $5,307, respectively to related parties)	613,819	534,317
Other direct operating costs	658,442	563,106
Depreciation and amortization	163,617	212,465
License expense	40,226	10,415

TOTAL COSTS AND EXPENSES	2,044,622	1,849,553

GROSS MARGIN	874,615	640,164
GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and other compensation	147,854	143,783
Legal and accounting fees	15,379	117,466
Depreciation and amortization	24,396	23,698
Compensation expense related to options	365,888	0
Other general and administrative	111,203	175,148

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	664,720	460,095

OPERATING INCOME	209,895	180,069
OTHER INCOME AND EXPENSES:
Interest and investment income	32,452	989
Interest expense ($1,783 and $13,500 respectively to related parties)	(56,859)	(57,971)
Gain (loss) on fixed asset sales	346	0
Other income and (expense)	37,402	19,500

TOTAL OTHER INCOME AND EXPENSES	13,341	(37,482)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	223,236	142,587
PROVISION FOR INCOME TAXES	15,000	15,000

NET INCOME	208,236	127,587
OTHER COMPREHENSIVE INCOME	0	645

NET COMPREHENSIVE INCOME	$208,236	$128,232

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,	2006	2005

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$.020	$.013

Diluted earnings (loss) per share	$.020	$.012

Weighted average shares outstanding – basic	10,415,131	10,093,268
Weighted average shares outstanding – diluted	10,654,580	10,332,874

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

March 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$2,070,342
Accounts receivable, net of allowance for doubtful accounts of $79,455	932,606
Equity Securities, available for sale	3,130
Restricted Cash	918,290
Other prepaid expenses and current assets	223,907

Total Current Assets	4,148,275

Property and Equipment – at cost, net of accumulated depreciation and amortization	6,250,611
Other Assets:
Goodwill	4,905,111
Intangible assets, net	646,286
Other non-current assets	210,337

Total Other Assets	5,761,734

TOTAL ASSETS	$16,160,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Obligations under capital lease	$47,131
Long term debt, current portion	318,417
Trade accounts payable	118,316
Legal Settlements – current portion	120,000
Reserve for settlements	3,200,000
Other current liabilities – related party	450,699
Accrued expenses	425,014

Total Current Liabilities	4,679,577

Long-term Liabilities:
Legal Settlements – net of current portion	100,000
Long term debt, net of current portion	2,393,850
Long term debt-related party	105,650

Total Long-term Liabilities	2,599,500

Total Liabilities	7,279,077

Stockholders’ Equity:
Common stock, $.001 par value, (authorized 20,000,000 shares, issued 11,953,028 shares, outstanding 10,656,830 shares)	10,177
Additional paid-in-capital	23,698,504
Treasury stock – 1,296,198 shares, at cost	(1,649,709)
Accumulated Comprehensive Income	(2,100)
Accumulated deficit	(13,175,329)

Total Stockholders’ Equity	8,881,543

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,160,620

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months Ended March 31,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$208,236	$127,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,012	236,055
Stock based compensation expense	365,888	0
Gain on Exercise of Deferred Compensation	0	(19,500)
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	259,416	66,436
Other assets and licenses	(27,801)	(75,112)
Trade accounts payable	(307,349)	22,921
Accrued expenses and other current liabilities	(325,682)	(25,859)

NET CASH PROVIDED BY OPERATING ACTIVITIES	360,720	332,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(85,400)	(77,284)
Proceeds from collection of Note Receivable	1,184,214	0

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	1,098,814	(77,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(18,537)	(17,021)
Payments on notes payable	(146,221)	(219,711)
Proceeds from options exercised	82,500	0
Stock Issuance	74,094	31,500

NET CASH (USED) IN FINANCING ACTIVITIES	(8,164)	(205,232)

NET INCREASE IN CASH	1,451,370	50,012
CASH AT BEGINNING OF PERIOD	618,972	527,103

CASH AT END OF PERIOD	$2,070,342	$577,115

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months Ended March 31,	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments:
Interest	$50,736	$64,355

Income taxes	$0	$0

Non-cash transactions:
Acquisition of property, equipment and intangibles in exchange for notes payable	$0	$0

Equipment purchased under capital lease	$0	$0

Issuance of treasury stock for deferred compensation and 401K plan	$0	$0

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

NOTE 1 – PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION.

The unaudited consolidated financial statements include the accounts of Littlefield Corporation and its wholly owned subsidiaries (the “Company”).  The financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  The financial statements contained herein should be read in conjunction with the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period.  Actual results could differ from these estimates.  Where appropriate, items within the consolidated condensed financial statements have been reclassified to maintain consistency and comparability for all periods presented.

The operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-QSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The company does not intend to update these forward-looking statements.

NOTE 2 – PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 2006 consists of the following:

Land	$764,053
Buildings	3,207,889
Leasehold improvements	3,868,166
Rental Inventory and bingo equipment	1,773,298
Equipment, furniture and fixtures	2,356,114
Automobiles	384,924

12,354,444
Less: Accumulated depreciation and amortization	(6,103,833)

Property and equipment, net	$6,250,611

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

NOTE 2 – PROPERTY AND EQUIPMENT (Continued).

Total depreciation expense, for owned and leased assets, charged to operations for the three months ended March 31, 2006 and 2005 was approximately $182,000 and $223,000 respectively.

NOTE 3 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at March 31, 2006 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill	$6,704,375	$(1,799,264)	$4,905,111

	Entertainment	Hospitality

Balance at December 31, 2005	$4,533,727	$371,384	$4,905,111
Goodwill acquired in the Quarter	-0-	-0-	-0-
Impairment losses	-0-	-0-	-0-

Balance at March 31, 2006	$4,533,727	$371,384	$4,905,111

Intangible assets at March 31, 2006 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total

Intangible Assets with Indefinite Lives:
Bingo licenses	$589,720	$(51,974)	$537,746
Intangible Assets with Finite Lives:
Covenants not to compete	$297,500	$(188,960)	$108,540

Intangible Assets, Net of Accumulated Amortization			$646,286

Amortization expense charged to operations for the three months ended March 31, 2006 and 2005 was approximately $6,400 and $13,000 respectively.

NOTE 4 - SHAREHOLDERS’ EQUITY.

At March 31, 2006 the Company holds 1,296,198 treasury shares at an average purchase cost of $1.27.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

NOTE 5 – SHARE BASE PAYMENTS.

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995.  We have adopted this statement using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, but leaves prior periods unchanged.

The Company recorded $365,888 in compensation expense in the period ended March 31, 2006 related to options issued under its stock-based incentive compensation plans.  This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  For options issued in 2006, the same assumptions were used.

NOTE 6 – PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIODS PRIOR TO 2006.

The following table represents the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the quarter ending March 31, 2005:

Quarter Ended March 31, 2005

Net Income – as reported	$127,587
Less: employee stock-based compensation expense determined under the Fair Value Based method, net of related tax effects	(50,170)

Net Income – pro forma	$77,417

Basic and diluted net income per common share – as reported	$0.013
Basic and diluted net income per common share – pro forma	$0.007

NOTE 7 – EARNINGS (LOSS) PER SHARE.

A reconciliation of basic to diluted earnings per share is as follows:

Three months ended March 31,	2006 Basic	2006 Diluted	2005 Basic	2005 Diluted

Numerator:

Net income (loss)	$208,236	$208,236	$127,587	$127,587

Denominator:
Weighted average shares outstanding	10,415,131	10,415,131	10,093,268	10,093,268
Effect of dilutive securities:
Preferred stock	—	—	—	—
Stock options and warrants	—	239,449	—	239,606

Weighted average shares outstanding	10,415,131	10,654,580	10,093,268	10,332,874

Earnings (loss) per share	$.020	$.020	$.013	$.012

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

NOTE 8 – COMPREHENSIVE INCOME.

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

The components of comprehensive income for the quarters ended March 31, 2006 and 2005, are as follows:

	2006	2005

Net income	$208,236	$127,587
Other comprehensive income
Net unrealized gain	$0	$645

Total comprehensive income	$208,236	$128,232

NOTE 9 – INCOME TAXES.

The Company recorded approximately $15,000 and $15,000 of state income tax expense, respectively, for the three months ended March 31, 2006 and 2005.  The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $6,800,000 at December 31, 2005.

NOTE 10 - RELATED PARTY TRANSACTIONS.

In August 2001, the Company acquired Word of Mouth Custom Catering.  In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers.  In November 2003, the relationship with one of the sellers changed from that of an employee to an independent contractor on a consulting basis, in August of 2004 the agreement terminated with the remaining employee as per the original agreement.  The terms of the notes did not change.  These notes payable at an annual rate of 8.0% and a maturity date of August 2005.  These obligations were paid in full in August 2005.  For the three months ended March 31, 2006 and 2005, the Company recognized  $0 and $1,250, respectively, of interest expense related to these obligations.

The President and CEO of the Company had personally guaranteed $300,000 to a note payable to a third party lender, in the original total amount of $540,000.  The note was paid in full in May 2005 .

The Company accrued a total of $61,275 in loan guaranty fees to its President in 2002.  This amount has been added to his bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a long term liability – related party.  For the three months ended March 31, 2006 and 2005, the Company recognized $6,094 and $6,094 respectively, of interest expense related to these obligations.

The Company purchased the President’s office furniture and antiques for a total price of $105,650 in July 2002.  This amount was set up on a note payable with interest only payments for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment.  In 2006, the note was revised with interest only payments for 5 years at 6.75% with the principal amount due in July 2010.  Interest paid on this note for the three months ended March 31, 2006 and 2005 was $1,782 and $1,782 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

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

These two related cases arise from a transaction carried out by a predecessor, American Bingo & Gaming Corporation (“American Bingo”), in July 1995, when American Bingo bought three Florida bingo centers from two corporations owed and controlled by Phillip Furtney.  More specifically, American Bingo purchased the assets of Pondella Hall for Hire and Fountains Bingo from Pondella Hall for Hire, Inc., and the stock of Bingo Trail from 800438 Ontario Ltd.  American Bingo paid the Furtney controlled entities over $450,000 at the time of purchase and agreed to pay additional compensation of $450,000 over a period of twenty-four months and transfer stock in American Bingo having a value of an additional $450,000.  Several months after the acquisition of the three halls, the Florida Attorney General’s office obtained an indictment and brought a civil proceeding related to two of the three halls for alleged gambling related offenses.  This investigation had been ongoing at, and for some time prior to, the acquisition of the halls, but had not been disclosed to American Bingo by the sellers.  As a result of these legal proceedings, and the very real threat of additional legal proceedings against the American Bingo and its officers, the halls were closed and sold to third parties.  Additionally, American Bingo settled the litigation brought by the Florida Attorney General by pleading to misdemeanor sales tax violations, paying substantial fines, and agreeing to terms which precluded American Bingo from business in the state of Florida.  (This prohibition has since been lifted as a result of further negotiations with the State of Florida.)

American Bingo did not pay the remaining amounts under the acquisition contracts since they believed the sellers breached the contracts and committed fraud by failing to disclose the ongoing investigation by the Florida Attorney General’s office.  Pondella filed a two count Complaint against American Bingo in the Circuit Court for Manatee County, alleging breach of contract and common law conversion.  At the same time, 800438 Ontario also filed a similar Complaint against American Bingo for breach of contract.  American Bingo answered both Complaints by denying the essential allegations.  Additionally, American Bingo brought Counterclaims against Pondella and 800438 for fraud, negligent misrepresentation, breach of warranties, contractual indemnity, breach of guaranty, deceptive and unfair trade practices, and violation of Chapter 517 of the Florida Statutes.  American Bingo also brought claims against Furtney for his role.  However, Furtney, a Canadian citizen and resident of Canada and Mexico, would not accept service of American Bingo’s Complaints and American Bingo was unable to obtain service of its Complaints on Furtney.  The Complaints against Furtney were dismissed before trial due to lack of service.

A jury trial on all claims, except American Bingo’s claims against Furtney, was conducted in January 2005.  The Jury found for Pondella and 800438 Ontario on all their claims and against American Bingo on their claims against Pondella and 800438 Ontario.  Following trial, the Judge granted American Bingo’s motion for a directed verdict on Pondella’s claim for conversion.  The principal amount of Pondella’s judgment is $410,000 and with interest and attorney’s fees totals $802,039.  The principal amount of 800438 Ontario’s judgment is $450,000 and with interest and attorney’s fees totals $808,996.  The Company has appealed these judgments to the Florida Second District Court of Appeal and intends to vigorously pursue its rights on appeal.  Additionally, the Company has bonded off both judgments, which precludes any efforts to collect on the judgments during the appeal.  The range of potential loss on these two cases is between zero and the amount of the judgments, plus accrued interest. The company accrued a total of $1,610,000 on its financial statements related to these matters, $1,500,000 on the 2004 financial statements and $110,000 on its 2005 financial statements.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

As set forth in the previous section, the Company also brought claims against Philip Furtney related to his failure to disclose the existence of the investigation of the Florida Attorney General regarding the bingo halls acquired by American Bingo from the Furtney controlled entities.  These claims were dismissed from the original litigation based upon the Company’s inability to serve the Complaints on Furtney, a foreign resident, when he refused to voluntarily accept service of the Complaints.  This dismissal did not decide or relate to the merits of the claims against Furtney.  The Company refiled the Complaints against Furtney in separate litigation and was finally successful in serving Furtney when he appeared in Florida for trial of the Pondella/800438 Ontario cases in January 2005.  The Company intends to vigorously pursue its claims against Furtney.  The case against Furtney is in discovery and the Company is awaiting a trial date.

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston. Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company.  The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the “Lucky II” facility, which was closed in early 2000.  The lease expired in February 2003.  Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company.  The Company’s liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law.  A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002.  However, the plaintiff withdrew their support of the settlement agreement shortly thereafter.  The Company has petitioned the court to enforce the settlement agreement and is currently awaiting this decision.  Effective January 1, 2006 a settlement was reached between the two parties in which Littlefield will pay a sum of $500,000.  The Company accrued for the remaining balance of approximately $353,000 in the 2005 financial statements.  A payment was made in one lump sum payment of $250,000 on January 3, 2006 and additional payment have been made in the amount of $10,000 a month and will continue for the next 25 months.

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

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County.  On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff’s contract, violating the South Carolina Unfair Trade Practices Act.  The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff.  Damages of $157,000 were awarded in addition to punitive damages of $1,570,000.  The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed.  The Company applied for a re-hearing with the appellate court, which threw out their original opinion.  However, their new opinion also reaffirmed the judgment.  The Company filed an appeal with the South Carolina Supreme Court. The appeal has been heard and in April 2006, the judgment was returned in favor of the plaintiff.  . The Company has filed a petition with the Supreme Court requesting reconsideration of the court’s decision. The decision on the petition is pending.  The potential outcomes in this matter fall within a range of $0 in the event of a full and final reversal of the judgment to the full judgment amount plus accrued simple interest of 12% from the date of judgment plus court costs.  The company has accrued $1,570,000 on its financial statements related to this matter. The actual damages of $157,000 were paid in 2001.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

NOTE 12 – SEGMENTS.

The Company’s Chief Operating Decision Maker (“CODM”), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations.

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

A summary of the segment financial information reported to the CODM is as follows:

March 31, 2006	Entertainment	Hospitality	Adjustment	Consolidated

Revenue	$2,172,000	$701,000	$46,000	$2,919,000
Depreciation and Amortization	102,000	61,000	25,000	188,000
Segment profit (loss)	1,108,000	(247,000)	(653,000)	208,000
Segment Assets	23,626,000	1,296,000	(8,761,000)	16,161,000

March 31, 2005	Entertainment	Hospitality	Adjustment	Consolidated

Revenue	$1,800,000	$637,000	$53,000	$2,490,000
Depreciation and Amortization	153,000	79,000	24,000	236,000
Segment profit (loss)	709,000	(242,000)	(339,000)	128,000
Segment Assets	22,483,000	1,281,000	(8,586,000)	15,178,000

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE 13 –- SUBSEQUENT EVENTS.

In a split decision, the South Carolina Supreme Court affirmed the decision of the Court of Appeals on April 10, 2006. The Company has filed a petition with the Supreme Court requesting reconsideration of the court’s decision. The decision on the petition is pending. The Company continues to explore all options in case of an adverse decision on the petition.

In April 2006, the Company announced a 20% stock dividend with a record date of April 5, 2006 and a payment date of May 10, 2006.  The Company retroactively included the stock dividend in its average outstanding shares, as if the dividend had occurred on March 31, 2006 and 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations, and completed the initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina.

The following discussion should be read in conjunction with our Form 10-KSB and the consolidated financial statements for the years ended December 31, 2005 and 2004; the Form 10-QSB for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005; and the consolidated financial statements and related notes for the quarter ended March 31, 2006.  The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this “Management Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that involve a number of risks and uncertainties.  Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2005 Annual report on Form 10-KSB.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations

We incurred a net profit of approximately $208,000 for the first three months of 2006, which equated to a basic and fully diluted earnings per share of $0.020 and $0.020 respectively, which represented an improvement of approximately $80,000 over our net profit of $128,000 for the first three months of 2005, which was $0.013 per basic and $0.012 fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 10,415,131 in the first three months of 2006 as compared to 10,093,268 in the first three months of 2005.

Revenues

	2006	2005	Change	% Change

Total Revenues	$2,919,000	$2,490,000	$429,000	17%
Entertainment	2,172,000	1,800,000	372,000	21%
Texas	1,171,000	951,000	220,000	23%
South Carolina	486,000	413,000	73,000	18%
Alabama	515,000	436,000	79,000	18%
Hospitality	$701,000	$637,000	$64,000	10%

Revenues for the Company increased 17% over the same period in 2005 with both the Entertainment and the Hospitality divisions contributing.  Entertainment accounted for 74% of total revenues compared with 72% of total revenues in 2005.  By state Entertainment revenues break down for Texas, South Carolina and Alabama as 54%, 22%, and 24% respectively compared to 53%, 23% and 24% in the first quarter of 2005.  Hospitality accounted for 24% of total revenues for the first quarter, compared to 26% of total revenues in 2005.

Net Income

	2006	2005	Change

Total Net Income	$208,000	$128,000	$80,000
Entertainment	1,108,000	709,000	399,000
Hospitality	$(247,000)	$(242,000)	$(5,000)

The Company realized net income in the first quarter of 2006 of $208,000 compared to a net profits of $128,000 for the same period in 2005.  The Entertainment division improved by 36% while the Hospitality division increased their loss by 2%.  These increases can be attributed to improved revenues and management’s concentration on cost savings throughout the organization.  Generally this is a slow quarter for the Hospitality division.

Costs and Expenses

Rent and utilities were up approximately $79,500 or 15% in the first quarter of 2006 as compared to the same period in 2005.  Of this increase 59% is directly related to a larger number of facilities in 2006 than were present in the same period of 2005.  The remainder of the rent increase is a result of the annual increases in rent and higher utility costs.  Other direct operating costs were up 17% in the first quarter of 2006 as compared to the same period in 2005.  This is related to higher costs of goods sold, higher property taxes, and higher repairs and maintenance at our facilities than occurred in the first quarter of 2005.  License expense was up 286%, a result of the timing of the payment on licenses and a change from accruing license expense into a prepaid asset account and simply expensing when it is submitted.

Depreciation and amortization expense totaled approximately $188,000 ($163,000 Direct plus $25,000 G&A) in the first quarter of 2006, a decrease of about $48,000 from the first quarter of 2005.  The decrease is largely a result of the disposition of assets in late 2005.

General and administrative expenses, excluding related depreciation expense, totaled approximately $641,000 in the first quarter of 2006, compared to approximately $436,000 in 2005, an increase of about $205,000.  This increase is due largely to approximately $366,000 for compensation related to options, see Note 5, Share Based Payments.

Other income and expense was a net income of approximately $13,000 for the first quarter of 2006, compared to other expense of approximately $37,000 for the first quarter of 2005. The improvement from the prior year resulted from interest income on a note receivable. The remaining expenses were interest expenses.  Interest expense was down approximately $1,000 compared to the first quarter in 2005.  This was a result of lower debt in the first quarter of 2006.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2006, totaled approximately $2,070,000 and represented approximately 13% of total assets of approximately $16,161,000.  Cash provided from operating activities for the three months ended March 31, 2006, totaled approximately $361,000 compared to cash provided of $333,000 during the same period of 2005, an increase of approximately $28,000.  Cash flows provided by operating activities in the first three months of 2006 were increased by the net income of approximately $208,000 an increased by the non-cash depreciation expense of approximately $188,000, and increased by stock based compensation of $366,000 and offset by results of change in asset and liability accounts of approximately $401,000.

Net cash provided in investing activities totaled approximately $1,099,000 for the three months ended March 31, 2006, compared to net cash used of approximately $77,000 in the three months ended March 31, 2005.  In the current quarter, cash was used in the amount of approximately $85,000 for the purchase of capital assets and offset by the collection of a note receivable in the amount of approximately $1,184,000.  In the same quarter of 2005 cash was used for the purchase of capital assets of about $77,000.

Cash used by financing activities in the first three months of 2006 totaled approximately $8,000, as compared to net cash used in financing activities in the first three months of 2005 of approximately $205,000.  In the three months ended March 31, 2006, approximately $165,000 of cash was used to pay down the normal principle payments on both capital leases and notes payable and increased by  $74,000 from stock issued in conjunction with the 401K employee contributions and the employee stock purchase program and approximately $83,000 from the exercising of stock options by former employees.

Current assets totaled approximately $4,148,000 at March 31, 2006, leaving the Company with negative working capital of approximately $531,000 and a current ratio of .89 to 1.  However, legal reserves totaling $3,320,000 ($3,200,000 legal reserves + $120,000 legal settlements) are included in current liabilities, of which $1,610,000, related to the Pondella Hall case discussed in Note 11 to the unaudited financial statements, is not expected to be paid, if at all, for one to two years.  The remaining reserved amount of $1,570,000 relates to the Collins Entertainment judgment discussed in Note 11 to the unaudited financial statements and $20,000 of accrued for other.  The $120,000 legal settlement represents the current portion of the Lenrich settlement discussed in Note 11 of the unaudited financial statements.

At March 31, 2006, we had approximately $16,161,000 in total assets with total liabilities of approximately $7,279,000 and approximately $8,882,000 of shareholders equity.  Total assets include approximately $2,070,000 in cash, $1,160,000 of other current assets and net account receivables and $918,000 of restricted cash, $6,251,000 of property and equipment, $5,551,000 of intangible assets, and $210,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $118,000, notes and capital lease obligations of approximately $2,865,000 and accrued liabilities, other current liabilities- related party and legal settlements and reserves of $4,296,000.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material pending legal proceedings, see Note 11 to the unaudited Consolidated Financial Statements included in Part I hereof, which Note 11 is incorporated herein by reference.

Item 6.  Exhibits

31.1	Rule 31a-14(a) / 15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

May 1, 2006

By:

/s/ JEFFREY L MINCH

Jeffrey L. Minch
Vice Chairman of the Board, President and
Chief Executive Officer

/s/ TROY D. ZINN

Troy D. Zinn
Secretary and Treasurer
(Chief Financial Officer)