Form 10QSB
period 2006-06-30
LITTLEFIELD CORP
filed 2006-08-21
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal quarter ended June 30, 2006

                                       OR

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission file No. 0-24805
                    -------

                             Littlefield Corporation
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                      74-2723809
              --------                                      ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                     2501 North Lamar Blvd., Austin TX 78705
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (512) 476-5141
                                 --------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]         NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]          NO [ X ]

As of June 30, 2006, the Issuer had 10,833,334 shares of its Common Stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format: YES  [  ]  NO  [ X ]

                             Littlefield Corporation

                                   FORM 10-QSB

                       For the quarter ended June 30, 2006

                                      INDEX



Part I.  Financial Information

               Item 1.  Financial Statements

                     a) Consolidated Statements of Operations for the Three
                        Months Ended June 30, 2006 and 2005.................   2

                     b) Consolidated Statements of Operations for the Six
                        Months Ended June 30, 2006 and 2005.................   4

                     c) Consolidated Balance Sheet as of June 30, 2006......   6

                     d) Consolidated Statements of Cash Flows for the Six
                        Months Ended June 30, 2006 and 2005.................   7

                     e) Notes to Consolidated Financial Statements..........   9

               Item 2.  Management's Discussion and Analysis of Financial
                        Condition And Results of Operations.................  19

               Item 3.  Controls and Procedures.............................  21

Part II. Other Information

               Item 1.  Legal Proceedings...................................  21

               Item 6.  Exhibits............................................  21

Signatures..................................................................  22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,                                                     2006              2005
                                                                                ----              ----
                                                                                               (Restated)
                                                                                               ----------
REVENUES:
   Entertainment                                                            $1,996,000        $1,692,090
   Hospitality                                                               1,622,035         1,301,113
   Other                                                                        (3,186)            4,316
                                                                          -------------     -------------
TOTAL REVENUES                                                               3,614,849         2,997,519
                                                                          -------------     -------------

DIRECT COSTS AND EXPENSES:
   Direct salaries and other compensation                                      758,204           705,976
   Rent and utilities                                                          626,303           582,617
   Other direct operating costs                                                953,494           771,707
   Depreciation and amortization                                               165,975           231,099
   License expense                                                              30,664            16,307
   Provision for doubtful accounts                                                   0           129,597
                                                                          -------------     -------------
TOTAL COSTS AND EXPENSES                                                     2,534,640         2,437,303

                                                                          -------------     -------------
GROSS MARGIN                                                                 1,080,209           560,216

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and other compensation                                             142,596           122,622
   Legal and accounting fees                                                    62,932           422,611
   Depreciation and amortization                                                26,247            23,160
   Compensation expense related to options                                      56,400            47,000
   Other general and administrative                                            128,454           111,877
                                                                          -------------     -------------
   TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                                   416,629           727,270

                                                                          -------------     -------------
OPERATING INCOME                                                               663,580          (167,054)

OTHER INCOME AND EXPENSES:
   Interest and investment income                                               11,516             4,385
   Interest expense ($7,875 and $10,315 respectively to related parties)       (51,506)          (76,283)
   Gain (loss) on fixed asset sales                                              4,000            (4,479)
   Gain (loss) on sale of investments                                                              9,312
   Gain settlement                                                                   0           667,793
   Other income and (expense)                                                      125               625
                                                                          -------------     -------------
TOTAL OTHER INCOME AND EXPENSES                                                (35,865)          601,353

                                                                          -------------     -------------
NET INCOME BEFORE PROVISION FOR INCOME TAXES                                   627,715           434,299

PROVISION FOR INCOME TAXES                                                      15,774             6,840
                                                                          -------------     -------------

NET INCOME                                                                     611,941           427,459

OTHER COMPREHENSIVE INCOME                                                           0               (34)
                                                                          -------------     -------------

NET COMPREHENSIVE INCOME                                                       611,941           427,425

                                                                          =============     =============

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


Three Months Ended June 30,                                                     2006              2005
                                                                                ----              ----
                                                                                               (Restated)
                                                                                               ----------
EARNINGS (LOSS) PER SHARE:
   Basic earnings (loss) per share                                               $.057             $.041
                                                                          -------------     -------------

                                                                          -------------     -------------
   Diluted earnings (loss) per share                                             $.055             $.041
                                                                          =============     =============

Weighted average shares outstanding - basic                                 10,756,967        10,333,151

Weighted average shares outstanding - diluted                               11,048,517        10,413,769





                 See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,                                                       2006              2005
                                                                                ----              ----
                                                                                               (Restated)
                                                                                               ----------
REVENUES:
   Entertainment                                                            $4,168,319        $3,491,787
   Hospitality                                                               2,322,883         1,938,427
   Other                                                                        42,884            57,021
                                                                          -------------     -------------
TOTAL REVENUES                                                               6,534,086         5,487,235
                                                                          -------------     -------------

DIRECT COSTS AND EXPENSES:
   Direct salaries and other compensation                                    1,326,722         1,235,396
   Rent and utilities                                                        1,240,122         1,081,971
   Other direct operating costs                                              1,611,936         1,440,099
   Depreciation and amortization                                               329,592           443,565
   License expense                                                              70,890            26,822
   Provision for doubtful accounts                                                   0           134,797
                                                                          -------------     -------------
TOTAL COSTS AND EXPENSES                                                     4,579,262         4,362,650

                                                                          -------------     -------------
GROSS MARGIN                                                                 1,954,824         1,124,585

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and other compensation                                             290,450           266,405
   Legal and accounting fees                                                    78,311           540,077
   Depreciation and amortization                                                50,643            46,857
   Compensation expense related to options                                      81,358            66,750
   Other general and administrative                                            239,657           210,899
                                                                          -------------     -------------
   TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                                   740,419         1,130,988

                                                                          -------------     -------------
OPERATING INCOME                                                             1,214,405            (6,403)

OTHER INCOME AND EXPENSES:
   Interest and investment income                                               43,968             5,374
   Interest expense ($15,753 and $23,815 respectively to related parties)     (108,365)         (134,255)
   Gain (loss) on fixed asset sales                                              4,346            (4,479)
   Gain (loss) on sale of investments                                                              9,312
   Gain on Settlement                                                                            687,293
   Other income and (expense)                                                   37,527                 0
                                                                          -------------     -------------
TOTAL OTHER INCOME AND EXPENSES                                                (22,524)          563,245

                                                                          -------------     -------------
NET INCOME BEFORE PROVISION FOR INCOME TAXES                                 1,191,881           556,842

PROVISION FOR INCOME TAXES                                                      30,774            21,840
                                                                          -------------     -------------

NET INCOME                                                                   1,161,107           535,002

OTHER COMPREHENSIVE INCOME                                                           0               759
                                                                          -------------     -------------

NET COMPREHENSIVE INCOME                                                    $1,161,107          $535,761
                                                                          =============     =============

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


Six Months Ended June 30,                                                       2006              2005
                                                                                ----              ----
                                                                                               (Restated)
                                                                                               ----------

EARNINGS (LOSS) PER SHARE:
   Basic earnings (loss) per share                                               $.109             $.052
                                                                          -------------     -------------

                                                                          -------------     -------------
   Diluted earnings (loss) per share                                             $.107             $.052
                                                                          =============     =============

Weighted average shares outstanding - basic                                 10,626,668        10,263,810

Weighted average shares outstanding - diluted                               10,843,946        10,353,576





                 See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

                                     ASSETS
                                     ------
   Current Assets:                                                                            June 30, 2006
                                                                                        --------------------
      Cash and cash equivalents                                                                  $2,518,314
      Accounts receivable, net of allowance for doubtful accounts of $84,108                      1,045,971
      Equity Securities, available for sale                                                           3,130
      Restricted Cash                                                                               918,290
      Other prepaid expenses and current assets                                                     241,727
                                                                                        --------------------
      Total Current Assets
                                                                                                  4,727,432
                                                                                        --------------------

   Property and Equipment - at cost, net of accumulated depreciation and amortization             6,153,556

   Other Assets:
      Goodwill                                                                                    4,905,111
      Intangible assets, net                                                                        641,445
      Other non-current assets                                                                      206,696
                                                                                        --------------------
      Total Other Assets                                                                          5,753,252
                                                                                        --------------------

   TOTAL ASSETS                                                                                 $16,634,240
                                                                                        ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

   Current Liabilities:
      Long term debt, current portion                                                               172,506
      Trade accounts payable                                                                         67,222
      Legal Settlements - current portion                                                           120,000
      Reserve for settlements                                                                     3,200,000
      Other current liabilities - related party                                                     456,793
      Accrued expenses                                                                              475,407
                                                                                        --------------------
      Total Current Liabilities                                                                   4,491,928
                                                                                        --------------------

   Long-term Liabilities:
      Legal Settlements - net of current portion                                                     60,000
      Long term debt, net of current portion                                                      2,351,278
      Long term debt-related party                                                                  105,650
                                                                                        --------------------
      Total Long-term Liabilities
                                                                                                  2,516,928
                                                                                        --------------------
   Total Liabilities                                                                              7,008,856
                                                                                        --------------------

   Stockholders' Equity:
      Common stock, $.001 par value, (authorized 20,000,000 shares, issued
       11,959,532 shares, outstanding 10,833,334 shares)                                             11,960
      Additional paid-in capital                                                                 23,338,541
      Treasury stock - 1,126,198 shares, at cost                                                 (1,433,809)
      Accumulated Comprehensive Income                                                               (2,100)
      Accumulated deficit                                                                       (12,289,208)
                                                                                        --------------------
      Total Stockholders' Equity                                                                  9,625,384
                                                                                        --------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $16,634,240
                                                                                        ====================


                 See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Six Months Ended June 30,                                                         2006              2005
                                                                                               (Restated)
                                                                          -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $1,161,107          $535,002
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               380,235           490,423
   Gain on investment sales                                                                       (9,312)
   Stock-based compensation expense                                             81,358            66,750
   Gain on Exercise of Deferred Compensation                                                     (54,749)
   Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
         Accounts receivable                                                   146,051          (152,845)
         Other assets and licenses                                             (41,980)           82,367
         Trade accounts payable                                               (358,443)          105,753
         Accrued expenses and other current liabilities                       (241,101)           35,556
                                                                          -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,127,227         1,098,945
                                                                          -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment expenditures                                        (175,727)         (162,564)
   Purchase of Intangibles                                                                             0
   Proceeds from sale of equity securities                                                        46,263
   Proceeds from collection of Note Receivable                               1,184,214           845,000
                                                                          -------------     -------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES
                                                                             1,008,487           728,699
                                                                          -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                       (65,668)          (35,446)
   Payments on notes payable                                                  (374,704)         (944,863)
   Proceeds from options exercised                                             158,000            59,750
   Collection of Subscriptions                                                  46,000                 0
                                                                          -------------     -------------
NET CASH (USED) IN FINANCING ACTIVITIES                                       (236,372)         (920,559)
                                                                          -------------     -------------

NET INCREASE IN CASH                                                         1,899,342           907,085

CASH AT BEGINNING OF PERIOD                                                    618,972           527,103
                                                                          -------------     -------------

CASH AT END OF PERIOD                                                       $2,518,314        $1,434,188
                                                                          =============     =============

                 See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



Six Months Ended June 30,                                                         2006              2005
                                                                          -------------     -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

   Interest                                                                    $96,718          $101,370
                                                                          =============     =============

   Income taxes                                                                     $0                $0
                                                                          =============     =============


Non-cash transactions:

   Acquisition of property, equipment and intangibles in exchange for
    notes payable                                                                   $0            $7,988


   Issuance of treasury stock for deferred compensation and 401K plan          $24,403                $0
                                                                          =============     =============





                 See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2006


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

The operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT.

--------------------------------------------------------------------------------

In July 2006, we identified certain errors that had resulted in misstatements of previously reported stock option expenses. In July 2006 management and the Audit Committee of the Board of Directors concluded that we would amend our previously filed Form 10-Q for the quarter ended March 31, 2006 to correct our reported stock option expenses. In August 2006 management and the Audit Committee of the Board of Directors concluded that we would also amend our previously filed 2005 Form 10-KSB to correct our reported stock options expenses. Accordingly, our financial statements for 2005 and the first quarter of 2006 in our original filings should no longer be relied upon. Management and the Chairman of the Audit Committee also discussed these matters with our independent registered public accountants.

The following table sets forth the effects of restatements made to correct the error in our reported Q1 2006 stock option expenses for a modification to certain stock option agreements in 2005.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2006

--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT (Continued).

--------------------------------------------------------------------------------

                                                FOR THE QUARTER ENDED June 30,
Consolidated Statement of Operations                2005               2005
                                                                    Previously
                                                  Restated           Reported
Compensation Expense
                                                   $47,000                 $0
Total General and Administrative                   727,270            680,270
Operating Income                                  (167,054)          (120,054)
Net Income Before Taxes                            434,299
                                                                      481,299
Net Income                                         427,459            474,459
Net Comprehensive Income                          $427,425           $474,425
Basic Earnings Per Share                            $0.041
                                                                       $0.055
Diluted Earnings Per Share                          $0.041
                                                                       $0.054
Wtd Avg Shares Outstanding - Basic              10,333,151          8,550,509
Wtd Avg Shares Outstanding - Diluted            10,413,769          8,858,009


                                              FOR THE SIX MONTHS ENDED June 30,
Consolidated Statement of Operations                2005               2005
                                                                    Previously
                                                  Restated           Reported
Compensation Expense
                                                   $66,750                 $0
Total General and Administrative                 1,130,988          1,064,238
Operating Income                                    (6,403)            60,347
Net Income Before Taxes                            556,842            623,592
Net Income                                         535,002            601,752
Net Comprehensive Income                          $535,761            602,511
Basic Earnings Per Share                            $0.052
                                                                       $0.071
Diluted Earnings Per Share                          $0.052
                                                                       $0.068
Wtd Avg Shares Outstanding - Basic              10,263,810          8,481,168
Wtd Avg Shares Outstanding - Diluted            10,843,946          8,788,668

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2006

--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT.

--------------------------------------------------------------------------------


           Property and equipment at June 30, 2006 consists of the following:

           Land                                                     $778,826
           Buildings                                               3,207,889
           Leasehold improvements                                  3,867,274
           Rental inventory and bingo equipment                    1,779,786
           Equipment, furniture and fixtures                       2,393,670
           Automobiles                                               406,037
                                                                -------------
                                                                  12,433,482

           Less:  Accumulated depreciation and amortization       (6,279,926)
                                                                -------------

           Property and equipment, net                            $6,153,556
                                                                =============

Total depreciation expense, for owned and leased assets, charged to operations for the six months ended June 30, 2006 and 2005 was approximately $369,000 and $475,000 respectively.

--------------------------------------------------------------------------------

NOTE 4 - GOODWILL & OTHER INTANGIBLE ASSETS.

--------------------------------------------------------------------------------

Goodwill at June 30, 2006 consists of the following:

                                                Gross Carrying       Accumulated
                                                        Amount      Amortization             Total
                                                        ------      ------------             -----
   Goodwill                                        $6,704,907       $(1,799,796)       $4,905,111
                                                  ============      ============      ============

                                                 Entertainment       Hospitality
                                                 -------------       -----------

   Balance at December 31, 2005                    $4,533,727          $371,384        $4,905,111
   Goodwill acquired in the Quarter                        -0-               -0-               -0-
   Impairment losses                                       -0-               -0-               -0-
                                                  ------------      ------------      ------------
   Balance at June 30, 2006                        $4,533,727          $371,384        $4,905,111
                                                  ============      ============      ============

Intangible assets at June 30, 2006 consists of the following:

                                                Gross Carrying       Accumulated
                                                        Amount      Amortization             Total
                                                        ------      ------------             -----
   Intangible Assets with Indefinite Lives:
   Bingo licenses                                    $589,720          $(51,974)         $537,746


   Intangible Assets with Finite Lives:
   Covenants not to compete                          $297,500         $(193,801)         $103,699
                                                                                      ------------
   Intangible Assets, Net of Accumulated
    Amortization                                                                         $641,445
                                                                                      ============

Amortization expense charged to operations for the six months ended June 30, 2006 and 2005 was approximately $11,000 and $15,000 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2006

--------------------------------------------------------------------------------

NOTE 5 - SHAREHOLDERS' EQUITY.

--------------------------------------------------------------------------------

At June 30, 2006 the Company holds 1,126,198 treasury shares at an average purchase cost of $1.27.

--------------------------------------------------------------------------------

NOTE 6 - SHARE BASED PAYMENTS.

--------------------------------------------------------------------------------

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

The Company recorded approximately $81,000 in compensation expense in the period ended June 30, 2006 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. Information related to the assumptions used in this model is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For options issued in 2006, the following assumptions were used: dividend yield of 10%, expected volatility of 68%, risk free interest rates of 5.0% and an expected life of 7 years.

--------------------------------------------------------------------------------

NOTE 7 - PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIODS PRIOR TO 2006.

--------------------------------------------------------------------------------

The following table represents the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the quarter ending June 30, 2005:

                                                                                Three Months Ended     Six Months Ended
                                                                                   June 30, 2005         June 30, 2005
                                                                                   -------------         -------------
                                                                                    (Restated)            (Restated)
                                                                                    ----------            ----------
    Net Income - as reported                                                        $ 427,459             $ 535,002
    Stock-based compensation included in reported net income, net of related
     tax effects                                                                       47,000                66,750
    Total stock-based compensation expense determined under the Fair Value
     Based method, net of related tax effects                                         (81,342)             (147,826)
                                                                                ---------------------------------------
    Net Income - pro forma                                                          $ 393,117             $ 453,926
    Earnings Per Share
    Basic - as reported                                                             $   0.041             $   0.052
    Basic - pro-forma                                                               $   0.038             $   0.044
    Diluted - as reported                                                           $   0.041             $   0.052
    Diluted - pro-forma                                                             $   0.038             $   0.044

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2006

--------------------------------------------------------------------------------

NOTE 8 - EARNINGS (LOSS) PER SHARE.

--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings per share is as follows:

Six months ended June 30,                           2006              2006              2005              2005
-------------------------                           ----              ----              ----              ----
                                                                                     (Restated)        (Restated)
                                                                                     ----------        ----------
                                                    Basic            Diluted            Basic           Diluted
                                                --------------    --------------    --------------    -------------
Numerator:
----------                                      --------------    --------------    --------------    -------------
    Net income (loss)                              $1,161,107        $1,161,107          $535,002         $535,002
                                                ==============    ==============    ==============    =============
Denominator:
------------
    Weighted average shares outstanding            10,626,668        10,626,668        10,263,810       10,263,810
    Effect of dilutive securities:
    Preferred stock                                       ---               ---               ---              ---
    Stock options and warrants                            ---           217,278               ---           89,766
                                                --------------    --------------    --------------    -------------
    Weighted average shares outstanding            10,626,668        10,843,946        10,263,810       10,353,576
                                                ==============    ==============    ==============    =============

                                                --------------    --------------    --------------    -------------
Earnings (loss) per share                               $.109             $.107             $.052            $.052
                                                ==============    ==============    ==============    =============


--------------------------------------------------------------------------------

NOTE 9 - COMPREHENSIVE INCOME.

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

The components of comprehensive income for the quarters ended June 30, 2006 and 2005, are as follows:

                                                  2006              2005
                                                                 (Restated)
                                            ---------------    ---------------
              Net income                        $1,161,107           $535,002

              Other comprehensive income
                 Net unrealized gain                    $0               $759
                                            ---------------    ---------------

              Total comprehensive income        $1,161,107           $535,761
                                            ===============    ===============

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES.

--------------------------------------------------------------------------------

The Company recorded approximately $31,000 and $22,000 of state income tax expense, respectively, for the six months ended June 30, 2006 and 2005. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $6,800,000 at December 31, 2005.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2006

--------------------------------------------------------------------------------

NOTE 11 - RELATED PARTY TRANSACTIONS.

--------------------------------------------------------------------------------

In August 2001, the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. In November 2003, the relationship with one of the sellers changed from that of an employee to an independent contractor on a consulting basis, in August of 2004 the agreement terminated with the remaining employee as per the original agreement. The terms of the notes did not change. These notes payable at an annual rate of 8.0% and a maturity date of August
2005. These obligations were paid in full in August 2005. For the six months ended June 30, 2006 and 2005, the Company recognized $0 and $3,000, respectively, of interest expense related to these obligations.

The President and CEO of the Company had personally guaranteed $300,000 of a note payable to a third party lender, in the original total amount of $540,000. The note was paid in full in May 2005.

The Company accrued a total of $61,275 in loan guaranty fees to its President in 2002. This amount has been added to his bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as a long term liability - related party. For the six months ended June 30, 2006 and 2005, the Company recognized $12,088 and $13,950 respectively, of interest expense related to these obligations.

The Company purchased the President's office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payments for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. In 2006, the note was revised with interest only payments for 5 years at 6.75% with the principal amount due in July 2010. Interest paid on this note for the six months ended June 30, 2006 and 2005 was $3,565 and $3,565 respectively.

--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2006

--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

--------------------------------------------------------------------------------

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

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case
No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida. As set forth in the previous section, the Company also brought claims against Philip Furtney related to his failure to disclose the existence of the investigation of the Florida Attorney General regarding the bingo halls acquired by American Bingo from the Furtney controlled entities. These claims were dismissed from the original litigation based upon the Company's inability to serve the Complaints on Furtney, a foreign resident, when he refused to voluntarily accept service of the Complaints. This dismissal did not decide or relate to the merits of the claims against Furtney. The Company refiled the Complaints against Furtney in separate litigation and was finally successful in serving Furtney when he appeared in Florida for trial of the Pondella/800438 Ontario cases in January 2005. The Company intends to vigorously pursue its claims against Furtney. The case against Furtney is in discovery and the Company has a trial date of December 11, 2006.

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston. Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the "Lucky II" facility, which was closed in early 2000. The lease expired in February 2003. Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company's liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff withdrew their support of the settlement agreement shortly thereafter. Effective January 1, 2006 a settlement was reached between the two parties in which Littlefield will pay a sum of $500,000. The Company accrued for the remaining balance of approximately $353,000 in the 2005 financial statements. A payment was made in one lump sum payment of $250,000 on January 3, 2006 and additional payment have been made in the amount of $10,000 a month and will continue for the next 25 months, final payment to be made January 5, 2008.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2006

--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

--------------------------------------------------------------------------------

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

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo and Gaming Corp.; American Bingo and Gaming Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, Civil Action No. 97-CP-10-4685, South Carolina Court of Common Pleas, Charleston County. On October 9, 1997, Collins Entertainment, Inc., filed a lawsuit alleging the Defendants had engaged in civil conspiracy and tortiously interfered with the Plaintiff's contract, violating the South Carolina Unfair Trade Practices Act. The Plaintiff sought actual damages in excess of $350,000 and an unspecified amount of punitive damages. The Company believed this lawsuit was completely without merit; however, a judgment was issued on February 12, 2001 in favor of the plaintiff. Damages of $157,000 were awarded in addition to punitive damages of $1,570,000. The Company appealed this decision with the South Carolina appellate court, and the judgment was affirmed. The Company applied for a re-hearing with the appellate court, which threw out their original opinion. However, their new opinion also reaffirmed the judgment. The Company filed an appeal with the South Carolina Supreme Court. The appeal has been heard and in April 2006, the judgment was returned in favor of the plaintiff. The Company has filed a petition with the Supreme Court requesting reconsideration of the court's decision. The decision on the petition is pending. The potential outcomes in this matter fall within a range of $0 in the event of a full and final reversal of the judgment to the full judgment amount plus accrued simple interest of 12% from the date of judgment plus court costs. The company has accrued $1,570,000 on its financial statements related to this matter. The actual damages of $157,000 were paid in 2001.

The South Carolina Supreme Court held oral argument on whether the trial court and the South Carolina Court of Appeals committed error in holding that plaintiff was a "lost volume seller." The Company asked the South Carolina Supreme Court to reject the lost volume seller doctrine entirely or to determine that the plaintiff is not a lost volume seller as a matter of law in this case. Alternatively, if the South Carolina Supreme Court chose to adopt the lost volume seller doctrine and not rule on its express application as a matter of law, the Company requested that the court vacate the judgment and remand the case to the trial ourt for a new trial on the application of the doctrine and, consequently, the amount of damages. In a split decision, the South Carolina Supreme Court affirmed the decision of the Court of Appeals on April 10, 2006. The Company filed a petition with the court requesting reconsideration of the court's decision. This petition was denied. The Company continues to explore all options in the case, including a further appeal to the United States Supreme Court, to address constitutional challenges to the punitive damages awarded in this case that the South Carolina Supreme Court declined to address.

Amy Ramon and Jessica Searsy v. Clark C. Lilly, Littlefield Corporation, Managed Care Center for Addictive and Other Disorders, Inc., South Plains Volunteer Services, Inc., Marion Moss Enterprises, Inc., Alcoholic Service Knocks for Women, Inc. and Lubbock Area Addictive Services. Cause No. 2006-535,397 in the 237th District Court of Lubbock County, Texas. This case involves claims brought by two bingo employees of various charities which operate from a bingo hall leased to the charities by Littlefield Corporation. The plaintiffs claim that the bingo hall manager sexually harassed them and terminated them in violation of their rights under nondiscrimination provisions of the Texas Labor Code and also assert various tort claims against Littlefield under state law including claims for negligent supervision and retention of the alleged harasser. Plaintiffs allege that Littlefield was their employer and the employer of the accused harasser. Discovery has just begun in this case. Littlefield intends to vigorously defend this case because the plaintiffs and the alleged harasser were not its employees.

Christina Caudle v. Clark C. Lilly, Littlefield Corporation, Managed Care Center for Addictive and Other Disorders, Inc., South Plains Volunteer Services, Inc., Marion Moss Enterprises, Inc., Alcoholic Service Knocks for Women, Inc. and Lubbock Area Addictive Services. Cause No. 2006-535,400 in the 99th District Court of Lubbock County, Texas. This case involves claims brought by a bingo employee of various charities which operate from a bingo hall leased to the charities by Littlefield Corporation.

The Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2006

--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

--------------------------------------------------------------------------------

The plaintiff claims that the bingo hall manager sexually harassed her and terminated them in violation of their rights under nondiscrimination provisions of the Texas Labor Code and also asserts various tort claims against Littlefield under state law including claims for negligent hiring and retention of the alleged harasser. Plaintiff alleges that Littlefield was her employer and the employer of the accused harasser. Discovery has just begun in this case. Littlefield intends to vigorously defend this case because the plaintiff and the alleged harasser were not its employees.

Courtney A. Bigham v. Clark C. Lilly, Littlefield Corporation, Managed Care Center for Addictive and Other Disorders, Inc., South Plains Volunteer Services, Inc., Marion Moss Enterprises, Inc., Alcoholic Service Knocks for Women, Inc. and Lubbock Area.

Addictive Services. Cause No. 2006-535,453 in the 99th District Court of Lubbock County, Texas. This case involves claims brought by a bingo employee of various charities which operate from a bingo hall leased to the charities by Littlefield Corporation. The plaintiff claims that the bingo hall manager sexually harassed her and terminated them in violation of their rights under nondiscrimination provisions of the Texas Labor Code and also asserts various tort claims against Littlefield under state law including claims for negligent hiring and retention of the alleged harasser. Plaintiff alleges that Littlefield was her employer and the employer of the accused harasser. Discovery has just begun in this case. Littlefield intends to vigorously defend this case because the plaintiff and the alleged harasser were not its employees.

Regina Butler v. Clark C. Lilly, Littlefield Corporation, Managed Care Center for Addictive and Other Disorders, Inc., South Plains Volunteer Services, Inc., Marion Moss Enterprises, Inc., Alcoholic Service Knocks for Women, Inc. and Lubbock Area Addictive Services. Cause No. 2006-535,470 in the 72th District Court of Lubbock County, Texas. This case involves claims brought by a bingo employee of various charities which operate from a bingo hall leased to the charities by Littlefield Corporation. The plaintiff claims that the bingo hall manager sexually harassed her and terminated them in violation of their rights under nondiscrimination provisions of the Texas Labor Code and also asserts various tort claims against Littlefield under state law including claims for negligent hiring and retention of the alleged harasser. Plaintiff also asserts claims for retaliatory discharge, negligent supervision, intentional infliction of emotional distress, slander & libel. Plaintiff alleges that Littlefield was her employer and the employer of the accused harasser. Discovery has just begun in this case. Littlefield intends to vigorously defend this case because the plaintiff and the alleged harasser were not its employees.


--------------------------------------------------------------------------------

NOTE 13 - SEGMENTS.

--------------------------------------------------------------------------------


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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2006

--------------------------------------------------------------------------------

NOTE 13 - SEGMENTS (Continued).

--------------------------------------------------------------------------------

A summary of the segment financial information reported to the CODM is as follows:

     June 30, 2006
     -------------
                                        Entertainment  Hospitality  Adjustment  Consolidated
                                        -------------  -----------  ----------  ------------
     Revenue                              $4,168,000   $2,323,000     $43,000    $6,534,000
     Depreciation and Amortization           207,000      123,000      50,000       380,000
     Segment profit (loss)                 1,941,000      (11,000)   (769,000)    1,161,000
     Segment Assets                       24,193,000    1,462,000  (9,021,000)   16,634,000

     June 30, 2005 (Restated)
     ------------------------
                                        Entertainment  Hospitality  Adjustment  Consolidated
                                        -------------  -----------  ----------  ------------
     Revenue                              $3,492,000   $1,938,000     $57,000    $5,487,000
     Depreciation and Amortization           256,000      187,000      47,000       490,000
     Segment profit (loss)                 1,180,000     (195,000)   (450,000)      535,000
     Segment Assets                       22,942,000    1,495,000  (9,390,000)   15,047,000

The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances.

--------------------------------------------------------------------------------

NOTE 14 -- SUBSEQUENT EVENTS.

--------------------------------------------------------------------------------

July 2006 - Troy D. Zinn, Chief Financial Officer resigned his position within the Company.
July 2006 - Richard S. Chilinski hired as the Chief Financial Officer for the Company.

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

On July 21, 2006, we announced that we would restate our unaudited financial statements for the first quarter of 2006 to correct an error in accounting for share based compensation in that quarter. The amended Form 10-QSB/A for the quarter ended March 31, 2006, is being filed on the same day as this Form 10-QSB for the quarter ended June 30, 2006. This 10-QSB for the second quarter of 2006 contains all financial adjustments and is based on the restated financial statements for the first quarter of 2006.

On August 14, 2006, we announced that we would restate our financial statements for the year ended December 31, 2005. This 2005 restatement also relates to the proper recording of expenses related to share based compensation. References in this 10-QSB to our operations, assets, liabilities and cash flows for the second quarter of 2005 and the full year 2005 include revisions to financial information for the period ended December 31, 2005. We expect to file the amended Form 10-KSB/A containing restated financial statements for the year ended December 31, 2005, within the next ten days.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations
---------------------

We incurred a net profit of approximately $1,161,000 for the first six months of 2006, which equated to a basic and fully diluted earnings per share of $0.109 and $0.107 respectively, which represented an improvement of approximately $626,000 over our net profit of $535,000 for the first six months of 2005, which was $0.052 per basic and $0.052 fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 10,626,668 in the first six months of 2006 as compared to 10,263,810 in the first six months of 2005.

Revenues
--------
                             2006          2005          Change      % Change
                             ----          ----          ------      --------
                                        (Restated)
                                        ----------
       Total Revenues     $ 6,534,000   $ 5,487,000   $ 1,047,000       19%
       Entertainment        4,168,000     3,492,000       676,000       19%
         Texas              2,421,000     1,947,000       474,000       24%
         South Carolina       901,000       751,000       150,000       20%
         Alabama              846,000       794,000        52,000        7%
       Hospitality        $ 2,323,000   $ 1,938,000   $   385,000       20%

Revenues for the Company increased 19% over the same period in 2005 with both the Entertainment and the Hospitality divisions contributing. Entertainment accounted for 64% of total revenues compared with 64% of total revenues in 2005. By state Entertainment revenues break down for Texas, South Carolina and Alabama as 58%, 22%, and 20% respectively compared to 55%, 22% and 23% in the first six months of 2005. Hospitality accounted for 36% of total revenues for the six months, compared to 35% of total revenues in 2005.

Net Income
----------
                               2006          2005          Change
                               ----          ----          ------
                                           Restated
                                           --------
       Total Net Income    $ 1,161,000   $   535,000     $   626,000
       Entertainment         1,941,000     1,180,000         761,000
       Hospitality         $   (11,000)  $  (195,000)    $   184,000

The Company realized net income in the first six months of 2006 of $1,161,000 compared to a net income of $535,000 for the same period in 2005. The Entertainment division improved by 65% while the Hospitality division decreased their loss. These increases can be attributed to improved revenues and management's concentration on cost savings throughout the organization.


Costs and Expenses
------------------

Rent and utilities were up approximately $158,000 or 15% in the first six months of 2006 as compared to the same period in 2005. This increase is largely related to a greater number of facilities in 2006 than were present in the same period of 2005. The remainder of the rent increase is a result of the annual increases in rent and higher utility costs. Other direct operating costs were up 12% in the first quarter of 2006 as compared to the same period in 2005. This is related to higher costs of goods sold, higher property taxes, and higher repairs and maintenance at our facilities than occurred in the first six months of 2005. License expense was up 164%, a result of the timing of the payment on licenses and a change from accruing license expense into a prepaid asset account and simply expensing when it is submitted.

Depreciation and amortization expense totaled approximately $380,000 ($330,000 Direct plus $50,000 G&A) in the first six months of 2006, a decrease of about $110,000 from the first six months of 2005. The decrease is largely a result of the disposition of assets in late 2005.

General and administrative expenses, excluding related depreciation expense and stock based compensation expense totaled approximately $608,000 in the first six months of 2006, compared to approximately $1,017,000 in 2005, a decrease of about $409,000, all relating to higher legal expenses in 2005. For compensation expense related to options, see Note 6, Share Based Payments.

Other income and expense was an expense of approximately $23,000 for the first six months of 2006, compared to other income of approximately $563,000 for the first six months of 2005. The income in 2005 was mainly from a gain on settlement on a note receivable. The remaining expenses were interest expenses. Interest expense was down approximately $26,000 compared to the first six months in 2005. This was a result of lower debt in the first six months of 2006.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at June 30, 2006, totaled approximately $2,518,000 and represented approximately 15% of total assets of approximately $16,634,000. Cash provided from operating activities for the six months ended June 30, 2006, totaled approximately $1,127,000 compared to cash provided of $1,099,000 during the same period of 2005, an increase of approximately $28,000. Cash flows provided by operating activities in the first six months of 2006 were increased by the net income of approximately $1,161,000, non-cash depreciation expense of approximately $380,000, increased by stock based compensation of approximately $81,000 and offset by results of change in asset and liability accounts of approximately $495,000.

Net cash provided in investing activities totaled approximately $1,008,000 for the six months ended June 30, 2006, compared to net cash provided of approximately $729,000 in the six months ended June 30, 2005. In the first six months, cash was used in the amount of approximately $176,000 for the purchase of capital assets and offset by the collection of a note receivable in the amount of approximately $1,184,000. In the same six month period of 2005 cash was used for the purchase of capital assets of about $163,000.

Cash used by financing activities in the first six months of 2006 totaled approximately $236,000, as compared to net cash used in financing activities in the first six months of 2005 of approximately $921,000. In the six months ended June 30, 2006, approximately $441,000 of cash was used to pay down the normal principle payments on both capital leases and notes payable, increased by $46,000 from the collection of a subscription receivable and approximately $158,000 from the exercising of stock options by employees.

Current assets totaled approximately $4,727,000 at June 30, 2006, leaving the Company with working capital of approximately $236,000 and a current ratio of
1.05 to 1. Legal reserves totaling $3,320,000 ($3,200,000 legal reserves + $120,000 legal settlements) are included in current liabilities, of which $1,610,000, related to the Pondella Hall case discussed in Note 12 to the unaudited financial statements, is not expected to be paid, if at all, for one to two years. The remaining reserved amount of $1,570,000 relates to the Collins Entertainment judgment discussed in Note 11 to the unaudited financial statements and $20,000 of accrued for other. The $120,000 legal settlement represents the current portion of the Lenrich settlement discussed in Note 12 of the unaudited financial statements.

At June 30, 2006, we had approximately $16,634,000 in total assets with total liabilities of approximately $7,009,000 and approximately $9,625,000 of shareholders equity. Total assets include approximately $2,518,000 in cash, $1,291,000 of other current assets and net account receivables and $918,000 of restricted cash, $6,154,000 of property and equipment, $5,547,000 of intangible assets, and $207,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $67,000, notes and capital lease obligations of approximately $2,524,000 and accrued liabilities, other current liabilities-related party and legal settlements and reserves of $4,418,000.

Item 3.  Controls and Procedures

The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the
Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) the information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

After the close of the second fiscal quarter covered by this Report, the Company's management and board of directors determined that it was necessary to restate the financial results for the first quarter of 2006 because of errors in accounting for share based compensation in the first quarter, which occurred in connection with the Company's accounting for stock option expense under
Statement of Financial Accounting Standards No. 123R, "Share Based Compensation," which the Company adopted in the first quarter of 2006. Because of the required amendment to our financial statements made after the close of the second fiscal quarter, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 3006, our disclosure controls and procedures were not effective due to the fact that we had failed to correctly account for share based compensation expense.

The restated financial statements for the first quarter are contained in Amendment No. 1 to the Company's report on Form 10-QSB/A for the period ended March 31, 2006, which has been filed with the SEC, August 21, 2006, the same day as the filing of this Form 10-QSB for the period ended June 30, 2006. Net Income in Q1 2006 was increased by approximately $341,000 as a result of a correction in the accounting for stock options. The Company had originally booked expenses of approximately $365,000 related to the stock options and upon discovery of the error, management and the Board of Directors made the decision to restate the 10-QSB for the first quarter of 2006.

We have taken steps to improve our internal control over financial reporting during and after the second fiscal quarter of 2006, including hiring of an outside consultant to advise management on the proper accounting for stock options, strengthening the formal process of documenting changes to options issued, and requiring two officers to verify the documentation of the changes or exercising of stock options. Other than the changes described in this paragraph, there have been no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, believe that, with the changes described in the preceding paragraph, our disclosure controls and procedures are effective, as of the date of filing this quarterly report on Form 10-QSB, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material pending legal proceedings, see Note 12 to the unaudited Consolidated Financial Statements included in Part I hereof, which
Note 12 is incorporated herein by reference.

Item 6.  Exhibits

         31.1    Rule 31a-14(a) / 15d-14(a) Certifications

         32.1    Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Littlefield Corporation

                                         August 21, 2006

                                         By:

                                         /s/  JEFFREY L MINCH
                                         --------------------
                                         Jeffrey L. Minch
                                         President and Chief Executive Officer


                                         /s/  TROY D. ZINN
                                         -----------------
                                         Troy D. Zinn
                                         Secretary and Treasurer
                                         (Chief Financial Officer)