Form 10QSB/A
period 2006-03-31
LITTLEFIELD CORP
filed 2006-08-22
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB / A
                               AMENDMENT NO. 1 TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2006          Commission file No. 0-24805
                                                                         -------

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

As of March 31, 2006, the Issuer had 10,633,334 shares of its Common Stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format: YES [  ]    NO [ X ]

                             Littlefield Corporation

                                  FORM 10-QSB/A

                      For the quarter ended March 31, 2006

                                      INDEX



Part I.  Financial Information

     Item 1. Financial Statements

          a)   Consolidated Statements of Operations for the Three
               Months Ended March 31, 2006 and 2005.........................  2

          b)   Consolidated Balance Sheet as of March 31, 2006..............  4

          c)   Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2006 and 2005.........................  5

          d)   Notes to Consolidated Financial Statements                     7

     Item 2. Management's Discussion and Analysis of Financial Condition
             And Results of Operations...................................... 16

     Item 3. Controls and Procedures                                         18

Part II. Other Information

             Item 1. Legal Proceedings...................................... 18

             Item 6. Exhibits............................................... 18

Signatures                                                                   19


Amendment No. 1 Overview

This amendment to Littlefield Corporation's Form 10-QSB restates the Company's financial statements to correct errors that we identified in previously reported stock option expenses. We announced in a press release dated July 21, 2006, that we intended to restate our first quarter financial statements in light of these errors.

The information contained in this Amendment , including the financial statements and the notes hereto, amends only Item 1 (including Notes, 2, 5, 6, 7, 8, 9 and 13 to the Unaudited Financial Statements), Item 2 and Item 3 of our originally filed Quarterly Report Form 10-QSB for the period ending March 31, 2006. No other items in our originally filed 10-QSB are amended hereby.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,                            2006            2005
                                                     (Restated)      (Restated)
                                                    ------------    ------------

REVENUES:
   Entertainment                                    $ 2,172,319     $ 1,799,697
   Hospitality                                          700,848         637,315
   Other                                                 46,070          52,705
                                                    ------------    ------------
TOTAL REVENUES                                        2,919,237       2,489,717
                                                    ------------    ------------

DIRECT COSTS AND EXPENSES:
   Direct salaries and other compensation               568,518         529,250
   Rent and utilities ($0 and $5,307, respectively
    to related parties)                                 613,819         534,317
   Other direct operating costs                         658,442         563,106
   Depreciation and amortization                        163,617         212,465
   License expense                                       40,226          10,415
                                                    ------------    ------------
TOTAL COSTS AND EXPENSES                              2,044,622       1,849,553

                                                    ------------    ------------
GROSS MARGIN                                            874,615         640,164

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and other compensation                      147,854         143,783
   Legal and accounting fees                             15,379         117,466
   Depreciation and amortization                         24,396          23,698
   Compensation expense related to options               24,958          19,750
   Other general and administrative                     111,203         175,148
                                                    ------------    ------------
   TOTAL GENERAL AND ADMINISTRATIVE EXPENSES            323,790         479,845

                                                    ------------    ------------
OPERATING INCOME                                        550,825         160,319

OTHER INCOME AND EXPENSES:
   Interest and investment income                        32,452             989
   Interest expense ($1,783 and $13,500
    respectively to related parties)                    (56,859)        (57,971)
   Gain (loss) on fixed asset sales                         346               0
   Other income and (expense)                            37,402          19,500
                                                    ------------    ------------
TOTAL OTHER INCOME AND EXPENSES                          13,341         (37,482)

                                                    ------------    ------------
NET INCOME BEFORE PROVISION FOR INCOME TAXES            564,166         122,837

PROVISION FOR INCOME TAXES                               15,000          15,000
                                                    ------------    ------------

NET INCOME                                              549,166         107,837

OTHER COMPREHENSIVE INCOME                                    0             645
                                                    ------------    ------------

NET COMPREHENSIVE INCOME                            $   549,166     $   108,482
                                                    ============    ============


                 See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,                            2006            2005
                                                        ----            ----
                                                     (Restated)      (Restated)
                                                    ------------    ------------

EARNINGS (LOSS) PER SHARE:
   Basic earnings (loss) per share                        $.052           $.011
                                                    ------------    ------------

                                                    ------------    ------------
   Diluted earnings (loss) per share                      $.052           $.010
                                                    ============    ============

Weighted average shares outstanding - basic          10,494,921      10,193,698

Weighted average shares outstanding - diluted        10,637,927      10,292,611


                 See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

                                     ASSETS
                                     ------

Current Assets:                                                       March 31,
                                                                        2006
                                                                     (Restated)
                                                                   -------------
    Cash and cash equivalents                                      $  2,070,342
    Accounts receivable, net of allowance for doubtful accounts of
     $79,455                                                            932,606
    Equity Securities, available for sale                                 3,130
    Restricted Cash                                                     918,290
    Other prepaid expenses and current assets                           223,907
                                                                   -------------
    Total Current Assets                                              4,148,275
                                                                   -------------

Property and Equipment - at cost, net of accumulated depreciation
 and amortization                                                     6,250,611

Other Assets:
    Goodwill                                                          4,905,111
    Intangible assets, net                                              646,286
    Other non-current assets                                            210,337
                                                                   -------------
    Total Other Assets                                                5,761,734
                                                                   -------------

TOTAL ASSETS                                                       $ 16,160,620
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
    Obligations under capital lease                                $     47,131
    Long term debt, current portion                                     318,417
    Trade accounts payable                                              134,816
    Legal Settlements - current portion                                 120,000
    Reserve for settlements                                           3,200,000
    Other current liabilities - related party                           450,699
    Accrued expenses                                                    425,014
                                                                   -------------
    Total Current Liabilities                                         4,696,077
                                                                   -------------

Long-term Liabilities:
    Legal Settlements - net of current portion                          100,000
    Long term debt, net of current portion                            2,393,850
    Long term debt-related party                                        105,650
                                                                   -------------
    Total Long-term Liabilities                                       2,599,500
                                                                   -------------
Total Liabilities                                                     7,295,577
                                                                   -------------

Stockholders' Equity:
    Common stock, $.001 par value, (authorized 20,000,000 shares,
     issued 11,959,532 shares, outstanding 10,633,334 shares)            11,960
    Additional paid-in-capital                                       23,444,142
    Treasury stock - 1,326,198 shares, at cost                       (1,687,809)
    Accumulated Comprehensive Income                                     (2,100)
    Accumulated deficit                                             (12,901,150)
                                                                   -------------
    Total Stockholders' Equity                                        8,865,043
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 16,160,620
                                                                   =============


                 See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Three months Ended March 31,                             2006            2005
                                                       (Restated)     (Restated)
                                                      ------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   549,166     $ 107,837
   Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                          188,012       236,055
   Stock based compensation expense                        24,958        19,750
   Gain on Exercise of Deferred Compensation                    0       (19,500)
   Increase (decrease) in cash flows as a result of
    changes in asset and liability account balances:
       Accounts receivable                                259,416        66,436
       Other assets and licenses                          (27,801)      (75,112)
       Trade accounts payable                            (290,849)       22,921
       Accrued expenses and other current liabilities    (297,588)      (25,859)
                                                      ------------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 405,314       332,528
                                                      ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment expenditures                    (85,400)      (77,284)
   Proceeds from collection of Note Receivable          1,184,214             0
                                                      ------------    ----------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES        1,098,814       (77,284)
                                                      ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                  (18,537)      (17,021)
   Payments on notes payable                             (146,221)     (219,711)
   Proceeds from options exercised                         66,000             0
   Collection of Subscriptions                             46,000        31,500
                                                      ------------    ----------
NET CASH (USED) IN FINANCING ACTIVITIES                   (52,758)     (205,232)
                                                      ------------    ----------

NET INCREASE IN CASH                                    1,451,370        50,012

CASH AT BEGINNING OF PERIOD                               618,972       527,103
                                                      ------------    ----------

CASH AT END OF PERIOD                                 $ 2,070,342     $ 577,115
                                                      ============    ==========


                 See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


Three months Ended March 31,                                2006
                                                         (Restated)       2005
                                                         ----------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

    Interest                                             $  50,736     $ 64,355
                                                         ==========    =========

    Income taxes                                         $       0     $      0
                                                         ==========    =========


Non-cash transactions:

    Acquisition of property, equipment and intangibles
     in exchange for notes payable                       $       0     $      0
                                                         ==========    =========

    Equipment purchased under capital lease              $       0     $      0
                                                         ==========    =========

    Issuance of treasury stock for deferred compensation
     and 401K plan                                       $  24,403     $      0
                                                         ==========    =========

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

The operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB/A contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

--------------------------------------------------------------------------------
NOTE 2 - RESTATEMENT (Continued).
--------------------------------------------------------------------------------

                                                      FOR THE QUARTER ENDED MARCH 31,
Consolidated Statement of Operations       2006            2006            2005            2005
                                         Restated       Previously       Restated       Previously
                                                         Reported                        Reported
Compensation Expense                        $24,958        $365,888         $19,750              $0
Total General and Administrative            323,790         664,720         479,845         460,095
Operating Income                            550,825         209,895         160,319         180,069
Net Income Before Taxes                     564,166         223,236         122,837         142,587
Net Income                                  549,166         208,236         107,837         127,587
Net Comprehensive Income                   $549,166        $208,236        $108,482        $128,232
Basic Earnings Per Share                     $0.052          $0.020          $0.011          $0.013
Diluted Earnings Per Share                   $0.052          $0.020          $0.010          $0.012
Wtd Avg Shares Outstanding - Basic       10,494,921      10,415,131      10,193,698      10,093,268
Wtd Avg Shares Outstanding - Diluted     10,637,927      10,654,580      10,292,611      10,332,874

Consolidated Balance Sheet            March 31, 2006  March 31, 2006  March 31, 2005  March 31, 2005
                                         Restated       Previously       Restated       Previously
                                                         Reported                        Reported
Trade Accounts Payable                     $134,816        $118,316        $314,828        $314,828
Total Current Liabilities                 4,696,077       4,679,577       4,978,549       4,978,549
Total Liabilities                         7,295,577       7,279,077       8,044,079       8,044,079
Additional Paid in Capital               23,444,142      23,698,504      23,627,545      23,607,795
Accumulated Deficit                     (12,901,150)    (13,175,329)    (14,379,178)    (14,359,428)
Total Stockholder's Equity                8,865,043      $8,881,543      $7,134,011      $7,134,011

--------------------------------------------------------------------------------
NOTE 3 - PROPERTY AND EQUIPMENT.
--------------------------------------------------------------------------------

    Property and equipment at March 31, 2006 consists of the following:

    Land                                             $    764,053
    Buildings                                           3,207,889
    Leasehold improvements                              3,868,166
    Rental Inventory and bingo equipment                1,773,298
    Equipment, furniture and fixtures                   2,356,114
    Automobiles                                           384,924
                                                     -------------
                                                       12,354,444

    Less: Accumulated depreciation and amortization    (6,103,833)
                                                     -------------

    Property and equipment, net                      $  6,250,611
                                                     =============

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006
--------------------------------------------------------------------------------
NOTE 3 - PROPERTY AND EQUIPMENT (Continued).
--------------------------------------------------------------------------------
Total depreciation expense, for owned and leased assets, charged to operations for the three months ended March 31, 2006 and 2005 was approximately $182,000 and $223,000 respectively.
--------------------------------------------------------------------------------
NOTE 4 - GOODWILL & OTHER INTANGIBLE ASSETS.
--------------------------------------------------------------------------------

Goodwill at March 31, 2006 consists of the following:

                                          Gross
                                         Carrying     Accumulated
                                          Amount      Amortization      Total
                                       ------------  -------------  ------------
  Goodwill                             $ 6,704,375   $ (1,799,264)  $ 4,905,111
                                       ============  =============  ============

                                      Entertainment   Hospitality
                                      -------------  -------------
  Balance at December 31, 2005         $ 4,533,727   $    371,384   $ 4,905,111
  Goodwill acquired in the Quarter             -0-            -0-           -0-
  Impairment losses                            -0-            -0-           -0-
                                       ------------  -------------  ------------
  Balance at March 31, 2006            $ 4,533,727   $    371,384   $ 4,905,111
                                       ============  =============  ============

Intangible assets at March 31, 2006 consists of the following:

                                          Gross
                                         Carrying     Accumulated
                                          Amount      Amortization      Total
                                       ------------  -------------  ------------
  Intangible Assets with Indefinite
   Lives:
  Bingo licenses                       $   589,720   $    (51,974)  $   537,746

  Intangible Assets with Finite Lives:
  Covenants not to compete             $   297,500   $   (188,960)  $   108,540
                                                                    ------------
  Intangible Assets, Net of Accumulated
  Amortization                                                      $   646,286
                                                                    ============

Amortization expense charged to operations for the three months ended March 31, 2006 and 2005 was approximately $6,400 and $13,000 respectively.

--------------------------------------------------------------------------------
NOTE 5 - SHAREHOLDERS' EQUITY.
--------------------------------------------------------------------------------

At March 31, 2006 the Company holds 1,326,198 treasury shares at an average purchase cost of $1.27.

--------------------------------------------------------------------------------
NOTE 6 - SHARE BASE PAYMENTS.
--------------------------------------------------------------------------------

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. We have adopted this statement using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

--------------------------------------------------------------------------------
NOTE 6 - SHARE BASED PAYMENTS (Continued).
--------------------------------------------------------------------------------

date forward, but leaves prior periods unchanged.

The Company recorded $24,958 in compensation expense in the period ended March 31, 2006 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. Information related to the assumptions used in this model is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For options issued in 2006, the following assumptions were used: dividend yield of 10%, expected volatility of 68%, risk free interest rates of 5.0% and an expected life of 7 years.

--------------------------------------------------------------------------------
NOTE 7 - PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIODS PRIOR TO 2006.
--------------------------------------------------------------------------------

The following table represents the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the quarter ending March 31, 2005:

                                                                     Quarter
                                                                      Ended
                                                                  March 31, 2005
                                                                    (Restated)
                                                                  --------------
Net Income - as reported                                              $ 107,837
Stock-based compensation included in reported net income, net of
 related tax effects                                                     19,750
Total stock-based compensation expense determined under fair value
 method for all awards, net of related tax effects                      (66,484)
                                                                  --------------
Net Income - pro forma                                                $  61,103
Earnings Per Share:
Basic  - as reported                                                  $   0.011
Basic - pro forma                                                     $   0.006
Diluted - as reported                                                 $   0.010
Diluted - pro forma                                                   $   0.006

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

--------------------------------------------------------------------------------
NOTE 8 - EARNINGS (LOSS) PER SHARE.
--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings per share is as follows:

Three months ended March 31,                  2006         2006         2005         2005
----------------------------                  ----         ----         ----         ----
                                           (Restated)   (Restated)   (Restated)   (Restated)
                                          ------------ ------------ ------------ ------------
                                              Basic       Diluted       Basic       Diluted
                                          ------------------------- ------------ ------------
Numerator:
----------
    Net income (loss)                     $   549,166  $   549,166  $   107,837  $   107,837
                                          ============ ============ ============ ============
Denominator:
------------
    Weighted average shares outstanding    10,494,921   10,494,921   10,193,698   10,193,698
    Effect of dilutive securities:
    Preferred stock                               ---          ---          ---          ---
    Stock options and warrants                    ---      143,006          ---       98,913
                                          ------------ ------------ ------------ ------------
    Weighted average shares outstanding    10,494,921   10,637,927   10,193,698   10,292,611
                                          ============ ============ ============ ============

                                          ------------ ------------ ------------ ------------
Earnings (loss) per share                 $      .052  $      .052  $      .011  $      .010
                                          ============ ============ ============ ============

--------------------------------------------------------------------------------
NOTE 9 - COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

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

The components of comprehensive income for the quarters ended March 31, 2006 and 2005, are as follows:

                                                       2006         2005
                                                    (Restated)   (Restated)
                                                    ----------   ----------
      Net income                                    $ 549,166    $ 107,837

      Other comprehensive income
          Net unrealized gain                       $       0    $     645
                                                    ----------   ----------

      Total comprehensive income                    $ 549,166    $ 108,482
                                                    ==========   ==========

--------------------------------------------------------------------------------
NOTE 10 - INCOME TAXES.
--------------------------------------------------------------------------------

The Company recorded approximately $15,000 and $15,000 of state income tax expense, respectively, for the three months ended March 31, 2006 and 2005. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $6,800,000 at December 31, 2005.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

--------------------------------------------------------------------------------
NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued).
--------------------------------------------------------------------------------

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

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston. Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the "Lucky II" facility, which was closed in early 2000. The lease expired in February 2003. Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company's liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff withdrew their support of the settlement agreement shortly thereafter. Effective January 1, 2006 a settlement was reached between the two parties in which Littlefield will pay a sum of $500,000. The Company accrued for the remaining balance of approximately $353,000 in the 2005 financial statements. A payment was made in one lump sum payment of $250,000 on January 3, 2006 and additional payment have been made in the amount of $10,000 a month and will continue for the next 25 months final payment to be made January 5, 2008.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

--------------------------------------------------------------------------------
NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued).
--------------------------------------------------------------------------------

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2006

--------------------------------------------------------------------------------
NOTE 13 - SEGMENTS (Continued).
--------------------------------------------------------------------------------

A summary of the segment financial information reported to the CODM is as follows:

      March 31, 2006
      --------------
      (Restated)
      ----------                      Entertainment Hospitality   Adjustment  Consolidated
                                      ------------- ------------ ------------ ------------
      Revenue                          $ 2,172,000  $   701,000  $    46,000  $  2,919,000
      Depreciation and Amortization        102,000       61,000       25,000       188,000
      Segment profit (loss)              1,108,000     (247,000)    (312,000)      549,000
      Segment Assets                    23,626,000    1,296,000   (8,761,000)   16,161,000

      March 31, 2005
      (Restated)
                                     Entertainment  Hospitality   Adjustment  Consolidated
                                      ------------- ------------ ------------ ------------
      Revenue                          $ 1,800,000  $   637,000  $    53,000  $  2,490,000
      Depreciation and Amortization        153,000       79,000       24,000       236,000
      Segment profit (loss)                709,000     (242,000)    (359,000)      108,000
      Segment Assets                    22,483,000    1,281,000   (8,586,000)   15,178,000

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

On July 21, 2006, we announced that we would restate our unaudited financial statements for the first quarter of 2006 to correct an error in accounting for share based compensation in that quarter. The amended Form 10-QSB/A for the quarter ended March 31, 2006, is being filed on the same day as the Form 10-QSB for the quarter ended June 30, 2006.

On August 14, 2006, we announced that we would restate our financial statements for the year ended December 31, 2005. This 2005 restatement also relates to the proper recording of expenses related to share based compensation. References in this 10-QSB/A to our operations, assets, liabilities and cash flows for the first quarter of 2005 and the full year 2005 include revisions to financial information for the period ended December 31, 2005. We expect to file the amended Form 10-KSB/A containing restated financial statements for the year ended December 31, 2005, within the next ten days.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations
---------------------

We incurred a net profit of approximately $549,000 for the first three months of 2006, which equated to a basic and fully diluted earnings per share of $0.052 and $0.052 respectively, which represented an improvement of approximately $441,000 over our net profit of $108,000 for the first three months of 2005, which was $0.011 per basic and $0.010 fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 10,494,921 in the first three months of 2006 as compared to 10,193,698 in the first three months of 2005.

Revenues
--------
                            2006           2005         Change     % Change
                            ----           ----         ------     --------
                                        (Restated)
 Total Revenues         $ 2,919,000    $ 2,490,000    $ 429,000       17%
 Entertainment            2,172,000      1,800,000      372,000       21%
   Texas                  1,171,000        951,000      220,000       23%
   South Carolina           486,000        413,000       73,000       18%
   Alabama                  515,000        436,000       79,000       18%
 Hospitality            $   701,000    $   637,000    $  64,000       10%

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

Net Income
----------                  2006           2005         Change
                            ----           ----         ------
                         (Restated)     (Restated)
                        ------------   ------------
 Total Net Income       $   549,000    $   108,000    $ 441,000
 Entertainment            1,108,000        709,000      399,000
 Hospitality            $  (247,000)   $  (242,000)   $  (5,000)

The Company realized net income in the first quarter of 2006 of $549,000 compared to a net profits of $108,000 for the same period in 2005. The Entertainment division improved by 56% while the Hospitality division increased their loss by 2%. These increases can be attributed to improved revenues and management's concentration on cost savings throughout the organization. Generally this is a slow quarter for the Hospitality division.


Costs and Expenses
------------------

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

General and administrative expenses, excluding related depreciation expense, totaled approximately $299,000 in the first quarter of 2006, compared to approximately $456,000 in 2005, a decrease of about $157,000. This decrease is due largely to a reduction in legal expenses of approximately $102,000.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2006, totaled approximately $2,070,000 and represented approximately 13% of total assets of approximately $16,161,000. Cash provided from operating activities for the three months ended March 31, 2006, totaled approximately $405,000 compared to cash provided of $333,000 during the same period of 2005, an increase of approximately $44,000. Cash flows provided by operating activities in the first three months of 2006 were increased by the net income of approximately $549,000 an increased by the non-cash depreciation expense of approximately $188,000, and increased by stock based compensation of $25,000 and offset by results of change in asset and liability accounts of approximately $357,000.

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

Cash used by financing activities in the first three months of 2006 totaled approximately $53,000, as compared to net cash used in financing activities in the first three months of 2005 of approximately $205,000. In the three months ended March 31, 2006, approximately $165,000 of cash was used to pay down the normal principle payments on both capital leases and notes payable and increased by $46,000 from stock subscription note receivable collections and approximately $66,000 from the exercising of stock options.

Current assets totaled approximately $4,148,000 at March 31, 2006, leaving the Company with negative working capital of approximately $548,000 and a current ratio of .88 to 1. However, legal reserves totaling $3,320,000 ($3,200,000 legal reserves + $120,000 legal settlements) are included in current liabilities, of which $1,610,000, related to the Pondella Hall case discussed in Note 11 to the unaudited financial statements, is not expected to be paid, if at all, for one to two years. The remaining reserved amount of $1,570,000 relates to the Collins Entertainment judgment discussed in Note 12 to the unaudited financial statements and $20,000 of accrued for other. The $120,000 legal settlement represents the current portion of the Lenrich settlement discussed in Note 11 of the unaudited financial statements.

At March 31, 2006, we had approximately $16,161,000 in total assets with total liabilities of approximately $7,296,000 and approximately $8,865,000 of shareholders equity. Total assets include approximately $2,070,000 in cash, $1,160,000 of other current assets and net account receivables and $918,000 of restricted cash, $6,251,000 of property and equipment, $5,551,000 of intangible assets, and $210,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $135,000, notes and capital lease obligations of approximately $2,865,000 and accrued liabilities, other current liabilities-related party and legal settlements and reserves of $4,296,000.

Item 3. Controls and Procedures

The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) the information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures

After the close of the second fiscal quarter, the Company's management and board of directors determined that it was necessary to restate the financial results for the first quarter of 2006 because of errors in accounting for share based compensation in the first quarter, which occurred in connection with the Company's accounting for stock option expense under Statement of Financial Accounting Standards No. 123R, "Share Based Compensation," which the Company adopted in the first quarter of 2006. Because of the required amendment to our financial statements made after the close of the second fiscal quarter, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 3006, our disclosure controls and procedures were not effective due to the fact that we had failed to correctly account for share based compensation expense.

The restated financial statements for the first quarter are contained in this Amendment No. 1 to the Company's report on Form 10-QSB/A for the period ended March 31, 2006, which has been filed with the SEC, August 21, 2006, the same day as the filing of the Form 10-QSB for the period ended June 30, 2006. Net Income in Q1 2006 was increased by approximately $341,000 as a result of a correction in the accounting for stock options. The Company had originally booked expenses of approximately $365,000 related to the stock options and upon discovery of the error, management and the Board of Directors made the decision to restate the 10-QSB for the first quarter of 2006.

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

                                           Littlefield Corporation

                                           August 21, 2006

                                           By:

                                           /s/ JEFFREY L MINCH
                                           -------------------
                                           Jeffrey L. Minch
                                           President and Chief Executive Officer


                                           /s/  TROY D. ZINN
                                           -----------------
                                           Troy D. Zinn
                                           Secretary and Treasurer
                                           (Chief Financial Officer)