Form 10KSB/A
period 2005-12-31
LITTLEFIELD CORP
filed 2006-08-31
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

                           Commission file No. 0-24805

                             Littlefield Corporation
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     74-2723809
            --------                                     ----------
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

                   2501 North Lamar Blvd. Austin, Texas 78705
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (512) 476-5141
                                 --------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

  Securities registered under Sections 12(g) of the Exchange Act: Common Stock
                                                                  ------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S- contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.                                   YES [ ] NO [X]

Issuer's revenues for its most recent fiscal year:                  $ 11,331,268
Aggregate market value of the issuer's common stock held by
non-affiliates  based on the average bid and  asked
price as of March 1,  2006                                          $  7,215,058
Number of shares of the issuer's common stock outstanding
as of March 1, 2006                                                    8,689,355

                       Documents Incorporated By Reference

The issuer's Proxy Statement for its annual meeting of stockholders held on May 17, 2006, is incorporated by reference in this Form 10-KSB/A in Part III Item 9,
Item 10, Item 11 and Item 12.

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

                                     PART I

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB ("Form 10-KSB/A-1") for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission ("SEC") on March 31, 2006 (the "Original Filing") reflects, among other things, a restatement of the Financial Statements of Littlefield Corporation, as discussed in Note 2 to the Financial Statements.

This Form 10-KSB/A-1 amends and restates Items 5, 6, 7, and 8A of the Original Filing and we have revised language in certain of these Items from the Original Filing to reflect the restatement of our Financial Statements. As explained in
Note 2 of our restated financial statements for the year ended December 31, 2005, we have restated our financial statements to correct an accounting error in the recording of stock options costs and additional paid in capital. This change was required to reflect modifications made to extend the termination dates of stock option agreements for four non-executive employees and to record a stock subscription receivable in 2005. Item 5 was amended to reflect the modification to certain stock option agreements in 2005. Item 6 was amended to reflect the affect of the modification on general and administrative expenses and net income. Item 7 reflects our restated financial statements. Item 8A discusses our disclosure controls and procedures, weaknesses identified and steps taken to improve our internal control over financial reporting.

ITEM I: DESCRIPTION OF BUSINESS
-------------------------------

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


ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

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

State                City                Location Purpose         Location Name                 Status
------               -----               ----------------         -------------                 ------
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

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of the stockholders during the fourth quarter of 2005.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol "LTFD". The following table shows the range of reported high and low closing bid prices for our common stock for the periods indicated as reported on a daily basis by the OTC Bulletin Board.

     2005:                High     Low       2004:              High    Low
     -----                ----     ---       -----              ----    ---
     First Quarter        $0.75    $0.57     First Quarter      $1.22   $0.65
     Second Quarter       $0.75    $0.56     Second Quarter     $0.94   $0.59
     Third Quarter        $0.72    $0.60     Third Quarter      $0.64   $0.45
     Fourth Quarter       $0.73    $0.57     Fourth Quarter     $0.75   $0.50

Security Holders

As of March 1, 2006, our common stock was held by approximately 1,182 beneficial shareholders.

Dividends

We have never paid, and currently have no intention to pay, any cash dividends on our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

                                Number of securities to be    Weighted average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
        Plan Category               warrants and rights                rights                   future issuance
                                            (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders            1,101,555                      1.13                       1,014,312

Equity compensation plans not
 approved by security holders               NA                           NA                           NA
            Total                        1,101,555                      1.13                       1,014,312

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2005.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

In South Carolina, we continue to grow the South Carolina operations. In 2005 we opened Millpond Bingo in Conway, Tally Ho! Bingo in Aiken and assumed a lease on Galley Hall Bingo into which we moved a charity from Columbia.

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

General & Administrative cost are down due to a large legal accrual in 2004. With the legal accruals removed G&A expenses were up in 2005 due to legal expenses. There was substantial activity within the current cases. With the change in legal and stock based compensation expenses removed General & Administrative were lower by $18,000. Other income increased due to the settlement of a note receivable and the sale of the shopping center in South Carolina.

Results of Operations
---------------------

The breakdown in revenues, net profit, and assets by segment is as follows:

                                                                    Total
                    Entertainment   Hospitality       Other        Company
                                                   (Restated)    (Restated)
                    --------------- ------------ ------------- -------------
Gross revenues           6,908,000    4,327,000        96,000    11,331,000
Net income (loss)        3,207,000     (250,000)   (1,920,000)    1,037,000
Total assets            24,913,000    1,604,000   (10,289,000)   16,228,000

The "Other" column consists of corporate overhead, other income and expenses, income taxes, inter-company eliminations.

Comparison of 2005 to 2004

Note: All figures discussed below have been rounded off to the nearest thousand and are approximate.

Net Income
----------
                                    2005              2004          Change
                                   (Restated)
                               --------------- --------------- ---------------
       Total Net Income        $    1,037,000  $  (1,097,000)  $    2,134,000
       Entertainment                3,207,000      2,312,000          895,000
       Hospitality                   (250,000)      (489,000)         239,000

We had a net income in 2005 totaling $1,037,000 compared to net loss in 2004 of $1,097,000. The large net income is a result of two non-recurring transactions the sum of which totals approximately $1,757,000. The first of those being the settlement of a Note Receivable and the second the sale of a shopping center in South Carolina. Net income was negatively affected by approximate legal fees of $1,403,000.

Broken down by segments, net income from bingo operations (Littlefield Entertainment) less the gain on the sale of the shopping center in South Carolina was $2,400,000 in 2005 compared to $2,312,000 in 2004, an increase of $88,000. The hospitality division had a net loss from operations of $250,000 in 2005, compared to a net loss of $489,000 in 2004, an improvement of 49%. The increase was a result of increased revenues and reduced interest expense. This trend began in late Q3 2004 and carried through to the end of 2005. Revenues were up 27% over the same period in 2004.

Revenues
--------
                              2005           2004         Change     % Change
                       --------------- -------------- -------------- ----------
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

Gross Margins
-------------
                               2005            2004         Change    % Change
                          -------------- -------------- ------------- --------
Total Gross Margins       $   2,368,000  $   2,109,000  $    259,000      12%
Entertainment                 2,509,000      2,506,000         3,000      .1%
Hospitality                    (221,000)      (427,000)      206,000      48%

Gross Margin in 2005 was $2,368,000 or 21% of revenue, compared to gross margin in 2004 of $2,109,000. This represents an increase in gross margin of $259,000. This represents an increase in gross margin of 12%.

Broken down by segments, the Entertainment (bingo) division had gross margin in 2005 of $2,509,000 or 36% of total entertainment revenue compared to gross margin in 2004 of $2,506,000 or 39% of revenue. This represents an increase in gross margin of $3,000 or .1%. The Hospitality division had negative gross margin in 2005 of $221,000 compared to negative gross margin in 2004 of $427,000.

Gross margin as discussed above includes all direct and indirect expenses, depreciation, and goodwill impairment.

General & Administrative Expenses
---------------------------------

Corporate overhead, also called general and administrative expense, was $2,596,000 in 2005 compared to $2,920,000 in 2004, a decrease in overhead expense of $324,000. The decrease is a result of a large legal settlement accrual in 2004.

Other Income and Expenses
-------------------------

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

Our income tax expense for 2005 was approximately $77,000 compared to $60,000 in 2004, all of which is related to state income taxes. The Company currently has a net operating loss available for carryover on its federal income taxes of approximately $6,200,000.

Liquidity and Capital Resources
-------------------------------

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

Debt/Lease         12 months     24 Months      36 Months     48 Months      60 Months
Schedule             2006           2007          2008           2009          2010        Thereafter       Totals
---------------- -------------- ------------- -------------- ------------- -------------- -------------- -------------
Related Parties  $    105,650                                                                            $    105,650

Notes Payable    $    377,557   $    185,755  $    194,651   $    206,286  $    213,028   $ 1,651,211    $  2,828,488

Capital Leases   $     65,668                                                                            $     65,668

Operating Leases $  1,553,843    $ 1,217,463  $    952,968   $    567,751  $    412,021   $ 1,023,014    $  5,727,060
---------------- -------------- ------------- -------------- ------------- -------------- -------------- -------------
Total
Obligations      $  2,102,718    $ 1,403,218  $  1,147,619   $    774,037  $    625,049   $ 2,674,225    $  8,726,866
---------------- -------------- ------------- -------------- ------------- -------------- -------------- -------------

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

Current assets totaled approximately $4,122,000 at December 31, 2005, leaving the Company with negative working capital of approximately $1,504,000 and a current ratio of .73 to 1. This is a decrease of the deficit from 2004 of $2,262,000 which had current assets of $1,374,000, negative working capital of approximately $3,766,000 and a current ratio of .27 to 1. However, a legal reserve of $3,700,000 is included in the 2005 current liabilities. In 2004 the legal reserve was $3,237,000. The legal cases are currently on appeal or awaiting judgment in South Carolina and Florida. The reduction was largely a result of cash received from the settlement of a note receivable and the addition of a new note receivable from the sale of a capital asset. Net cash flow from operations that approximated $310,000 in 2005 was sufficient to cover all operating activities, which included approximately $950,000 in paid legal expenses. In 2006, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations. We also plan to use advantageous combinations of bank financing, seller financing, treasury stock, and cash on new bingo hall acquisitions when favorable terms can be obtained. The Company is confident in its ability to structure a payout arrangement in the legal cases should it exhaust all of its appeals. In Florida, the Company has already secured a bond in the event it is unsuccessful on its appeal(s).

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

Statement of Financial Accounting Standards No. 123 (R), Share Based Payments - an amendment to SFAS 123 amends SFAS 123 to establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also address transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The financial impact of adopting SFAS 123(R) can not be completely predicted; however, it will likely have a material impact on the Company's financial statements.

Supplementary Financial Information (Unaudited)

The following quarterly results have been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments necessary for a fair presentation of such quarterly information. As noted in Note 2 to the Consolidated Financial Statements, the Company restated its results for the year ending December 31, 2005. The results of these restatements on previously reported amounts in each of the four quarters for the year ended December 31, 2005 are reflected below:

                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

Consolidated Statement of Operations             Restated         Adjustment        Previously
                                                                                     Reported
Revenues                                        $   2,489,717     $        0     $   2,489,717
Gross Margin                                          640,164              0           640,164
Compensation Expense                                   19,750         19,750                 0
Total General and Administrative                      479,845         19,750           460,095
Operating Income                                      160,319        (19,750)          180,069
Net Income Before Taxes                               122,837        (19,750)          142,587
Net Income                                            107,837        (19,750)          127,587
Net Comprehensive Income                        $     108,482     $  (19,750)    $     128,232
Basic Earnings Per Share                        $       0.013     $    (.002)    $       0.015
Diluted Earnings Per Share                      $       0.013     $    (.002)    $       0.015

Consolidated Balance Sheet
Additional Paid in Capital                      $  23,627,545     $   19,750     $  23,607,795
Accumulated Deficit                               (14,379,178)       (19,750)      (14,359,428)
Total Stockholder's Equity                      $   7,134,011     $        0     $   7,134,011


                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

Consolidated Statement of Operations                                                Previously
                                                 Restated         Adjustment          Reported
Revenues                                        $   2,997,519     $        0     $   2,997,519
Gross Margin                                          560,216              0           560,216
Compensation Expense                                   47,000         47,000                 0
Total General and Administrative                      727,270         47,000           680,270
Operating Income (Loss)                              (167,054)       (47,000)         (120,054)
Net Income Before Taxes                               434,299        (47,000)          481,299
Net Income                                            427,459        (47,000)          474,459
Net Comprehensive Income                        $     427,425     $  (47,000)    $     474,425
Basic Earnings Per Share                        $       0.050     $    (.005)    $       0.055
Diluted Earnings Per Share                      $       0.049     $    (.005)    $       0.054

Consolidated Balance Sheet
Additional Paid in Capital                      $  23,612,770     $   66,750     $  23,546,020
Accumulated Deficit                               (13,952,000)       (66,750)      (13,885,250)
Total Stockholder's Equity                      $   7,651,280     $        0     $   7,651,280

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Consolidated Statement of Operations                                               Previously
                                                 Restated         Adjustment        Reported
Revenues                                        $   2,573,619     $        0     $   2,573,619
Gross Margin                                          447,023              0           447,023
Operating Income                                       27,656              0            27,656
Net Income Before Taxes                             1,037,439              0         1,037,439
Net Income                                          1,022,439              0         1,022,439
Net Comprehensive Income                        $   1,024,850     $        0     $   1,024,850
Basic Earnings Per Share                        $       0.012     $        0     $       0.012
Diluted Earnings Per Share                      $       0.012     $        0     $       0.012
Weighted average shares outstanding - basic         8,625,225         35,870         8,589,355
Weighted average shares outstanding -               8,689,856        120,556         8,569,300
diluted

Consolidated Balance Sheet
Common Stock Outstanding Shares                     8,689,355        100,000         8,589,355
Treasury Stock Shares                               1,487,535       (100,000)        1,587,535
Additional Paid in Capital                      $  23,531,770     $  (14,250)    $  23,546,020
Treasury Stock                                     (1,892,707)       127,000        (2,019,707)
Stock Subscription Receivable                         (46,000)       (46,000)                0
Accumulated Deficit                               (12,929,551)       (66,750)      (12,862,801)
Total Stockholder's Equity                      $   8,676,140     $        0     $   8,676,140


                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

Consolidated Statement of Operations                                               Originally
                                                 Restated         Adjustment        Recorded
Revenues                                        $   3,270,411     $        0     $   3,270,411
Gross Margin                                          613,398              0           613,398
Operating Income                                      747,142              0           747,142
Net Income (Loss) Before Taxes                      (481,075)              0          (481,075)
Net Income (Loss)                                   (520,764)              0          (520,764)
Net Comprehensive Income (Loss)                 $   (525,315)     $        0     $    (525,315)
Basic Earnings Per Share                        $     (0.060)     $    0.001     $      (0.061)
Diluted Earnings Per Share                      $     (0.060)     $    0.001     $      (0.061)
Weighted average shares outstanding - basic         8,689,355        100,000         8,589,355
Weighted average shares outstanding -
diluted                                             8,689,355        100,000         8,589,355

Consolidated Balance Sheet
Common Stock Outstanding Shares                     8,689,355        100,000         8,589,355
Treasury Stock Shares                               1,487,535       (100,000)        1,587,535
Additional Paid in Capital                      $  23,531,770     $  (14,250)    $  23,546,020
Treasury Stock                                     (1,892,707)       127,000        (2,019,707)
Stock Subscription Receivable                         (46,000)       (46,000)                0
Accumulated Deficit                               (13,450,316)       (66,750)      (13,383,566)
Total Stockholder's Equity                      $   8,150,824     $        0     $   8,150,824

Item 7 - Financial Statements
-----------------------------

The independent auditors' report, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.

Report of Sprouse & Anderson, L.L.P.                                   F-2
Consolidated Balance Sheet                                             F-3
Consolidated Statements of Operations                                  F-4-F-5
Consolidated Statements of Stockholders' Equity                        F-6
Consolidated Statements of Cash Flows                                  F-7-F-8
Notes to Consolidated Financial Statements                             F-9-F-27


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

None


Item 8A - Controls and Procedures
---------------------------------

Evaluation of Disclosure  Controls

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

After the close of the second fiscal quarter 2006, the Company's management and board of directors determined that it was necessary to restate the financial results for the first quarter of 2006 and for the year 2005 because of errors in accounting for share based compensation in the first quarter 2006, which occurred in connection with the Company's accounting for stock option expense under Statement of Financial Accounting Standards No. 123R, "Share Based Compensation," which the Company adopted in the first quarter of 2006, and to correct errors in our reported 2005 10K for stock option expenses related to a modification to certain stock option agreements and to record a stock subscription receivable in 2005. Because of the required amendment to our financial statements made after the close of the second fiscal quarter 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective due to the fact that we had failed to correctly account for share based compensation expense.

There are no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have taken steps to improve our internal control over financial reporting during and after the second fiscal quarter of 2006, including hiring of an outside consultant to advise management on the proper accounting for stock options, strengthening the formal process of documenting changes to options issued, and requiring two officers to verify the documentation of the changes or exercising of stock options.

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

Conclusions
-----------

Our management, including the Chief Executive Officer and Chief Financial Officer, believe that, with the changes described in the "Evaluation of Disclosure Control" above, our disclosure controls and procedures are effective, as of the date of filing this report on Form 10-KSB/A, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.


                                    PART III

Item 9 - Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders held on May 17, 2006, which proxy statement was filed with the Securities and Exchange Commission April 26, 2006, and is incorporated herein by reference.

Item 10 - Executive Compensation
--------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders held on May 17, 2006, which proxy statement was filed with the Securities and Exchange Commission April 26, 2006, and is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders held on May 17, 2006, which proxy statement was filed with the Securities and Exchange Commission April 26, 2006, and is incorporated herein by reference.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders held on May 17, 2006, which proxy statement was filed with the Securities and Exchange Commission April 26, 2006, and is incorporated herein by reference.

Item 13 - Exhibits, Lists and Reports on Form 8-K
-------------------------------------------------

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

In response to this item, the information included in our proxy statement for the annual meeting of stockholders held on May 17, 2006, which proxy statement was filed with the Securities and Exchange Commission April 26, 2006, is incorporated herein by reference.

Item 14 Principal Accountant Fees and Services
----------------------------------------------

Audit Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Littlefield Corporation and Subsidiaries' annual financial statements included in the 10KSB and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2005 and 2004 totaled $34,400 and $62,925, respectively.

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

Reports on Form 8-K

January  11,  2005 - Outcome  of  Florida  Lawsuit
January  28,  2005 - Q4 2004 Earnings Press Release
April 15, 2005 - Q1 2005 Earnings Press Release
November 14, 2005 - Q3 2005 Earnings  Press Release
November 15, 2005 - Q3 2005 Earnings Press Release

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 31 2006,



                                                     LITTLEFIELD CORPORATION
                                                     (Registrant)


                                                     By: /s/ Jeffrey L. Minch
                                                         --------------------
                                                             Jeffrey L. Minch
                                                             President and CEO


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                               Date
---------                  -----                               ----
/s/Jeffrey L. Minch
-------------------
Jeffrey L. Minch           President and Chief Executive
                           Officer, Director                   August 31, 2006

/s/Carlton Williams
-------------------
Carlton Williams           Chairman of the Board               August 31, 2006

/s/Alfred Stanley
-----------------
Alfred Stanley             Director                            August 31, 2006

/s/Michael Wilfley
------------------
Michael Wilfley            Director                            August 31, 2006

                     LITTLEFIELD CORPORATION & SUBSIDIARIES

                                DECEMBER 31, 2005

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT                                          F-2

FINANCIAL STATEMENTS:

         Consolidated Balance Sheet as of December 31, 2005           F-3

         Consolidated Statements of Operations for the
         Years Ended December 31, 2005 and 2004                       F-4-F-5

         Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 2005 and 2004                       F-6

         Consolidated Statements of Cash Flows for the
         Years Ended December 31, 2005 and 2004                       F-7-F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9-F-27

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

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

As  discussed  in  Note  2  to  the  consolidated   financial  statements,   the
consolidated financial statements have been restated.


SPROUSE & ANDERSON, L.L.P.


Austin, Texas

March 2, 2006, except Note 2, as to which the date is August 14, 2006

                    Littlefield Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                   (Restated)

                                                          ASSETS
                                                          ------
Current Assets:
      Cash and cash equivalents                                                                        $   618,972
      Accounts receivable, net of allowance for doubtful accounts of $79,455                             1,192,022
      Equity securities, available for sale                                                                  3,130
      Other current assets                                                                                 205,367
      Note Receivable                                                                                    1,184,214
      Restricted Cash                                                                                      918,290
                                                                                                       -----------
      Total Current Assets                                                                             $ 4,121,995

Property and Equipment - at cost, net of accumulated depreciation and amortization                     $ 6,346,847
                                                                                                       -----------

Other Assets:
      Goodwill                                                                                           4,905,111
      Intangible assets, net                                                                               652,662
      Other non-current assets                                                                             201,076
                                                                                                           -------
      Total Other Assets                                                                               $ 5,758,849

TOTAL ASSETS                                                                                           $16,227,691
                                                                                                       ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------
Current Liabilities:
      Obligations under capital lease                                                                  $    65,668
      Long term debt, current portion                                                                      377,557
      Long term debt-related party, current portion                                                        105,650
      Trade accounts payable                                                                               425,665
      Reserve for settlements                                                                            3,700,000
      Accrued expenses                                                                                     506,791
      Other current liabilities-related party                                                              444,605
                                                                                                           -------
      Total Current Liabilities                                                                        $ 5,625,936
                                                                                                       -----------

Long-term Liabilities:

      Long term debt, net of current portion                                                             2,450,931
                                                                                                         ---------
      Total Long-term Liabilities                                                                      $ 2,450,931

Total Liabilities                                                                                      $ 8,076,867
                                                                                                       -----------

Stockholders' Equity:
      Common stock, $.001 par value, (authorized 20,000,000 shares, issued 10,176,890
      shares, outstanding 8,689,355 shares)                                                                 10,177
      Additional paid-in-capital                                                                        23,531,770
      Treasury stock - 1,487,535 shares, at cost                                                        (1,892,707)
      Accumulated other comprehensive income                                                                (2,100)
      Stock Subscription Receivable                                                                        (46,000)
      Accumulated deficit                                                                              (13,450,316)
                                                                                                       -----------
      Total Stockholders' Equity                                                                       $ 8,150,824
                                                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $16,227,691
                                                                                                       ===========
                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            2005
                                                                      (Restated)        2004
                                                                ---------------    -------------
REVENUES:
   Entertainment                                                 $   6,908,360     $  6,484,397
   Hospitality                                                       4,326,891        3,409,328
   Other                                                                96,017           33,972
                                                                 --------------    -------------
TOTAL REVENUES                                                      11,331,268        9,927,697
                                                                 --------------    -------------

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation                           2,600,475        2,390,147
    Rent and utilities                                               2,301,728        2,163,388
    Other direct operating costs                                     3,207,902        2,388,390
    Depreciation and amortization                                      787,685          821,077
    License expense                                                     65,075           55,318
                                                                 --------------    -------------
TOTAL COSTS AND EXPENSES                                             8,962,865        7,818,320
                                                                 --------------    -------------

GROSS MARGIN                                                         2,368,403        2,109,377

GENERAL AND ADMINISTRATIVE EXPENSES
    Salaries and other compensation                                    542,890          533,144
    Legal and accounting fees                                        1,050,549          376,667
    Reserve for legal settlements                                      462,500        1,500,000
    Depreciation and amortization                                       93,505          106,806
    Compensation Expense                                                66,750                0
    Other general and administrative                                   379,645          403,333
                                                                 --------------    -------------

    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                        2,595,839        2,919,950

GAIN ON DISPOSITION OF FIXED ASSETS                                    995,838            3,154
                                                                 --------------    -------------

OPERATING INCOME (LOSS)                                                768,402         (807,419)

OTHER INCOME AND EXPENSES:
    Interest and investment income                                      39,560            9,713
    Interest expense                                                  (253,360)        (284,571)
    Gain/(Loss) on sale of investment assets                            14,184           45,057
    Other Income                                                       544,429              ---
                                                                 --------------    -------------
TOTAL OTHER INCOME AND EXPENSES                                        344,813         (229,801)

INCOME (LOSS) BEFORE INCOME TAXES                                    1,113,215       (1,037,220)

PROVISION FOR INCOME TAXES                                              76,529           60,000
                                                                 --------------    -------------
NET INCOME (LOSS)                                                    1,036,686       (1,097,220)

Unrealized Gain (Loss) on Marketable Securities                         (1,381)         (37,148)
                                                                 --------------    -------------
OTHER COMPREHENSIVE INCOME (LOSS), Net of Tax of $0 and $0              (1,381)         (37,148)
                                                                 --------------    -------------

NET COMPREHENSIVE INCOME (LOSS)                                  $   1,035,305     $ (1,134,368)
                                                                 ==============    =============

                 See notes to consolidated financial statements



                    Littlefield Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                     Years Ended December 31,
                                                        2005          2004
                                                     (Restated)   ------------
                                                     -----------
EARNINGS (LOSS) PER SHARE (NET INCOME):
    Basic earnings (loss) per share                  $      .12   $      (.13)
                                                     ===========  ============

    Diluted earnings (loss) per share                $      .12   $      (.13)
                                                     ===========  ============

Weighted average shares outstanding - basic           8,569,953     8,378,954

Weighted average shares outstanding - diluted         8,645,628     8,474,785


                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                      Accumulated
                                              Additional                                                 Other
                           -Common Stock-      Paid-in      Treasury    Subscriptions  Accumulated    Comprehensive
      Description           Shares    Value     Capital       Stock      Receivable      Deficit         Income        Total
------------------------ ---------- -------- ------------ ------------- ------------- -------------- -------------- -----------

Balance at December 31,
 2003                    8,307,373  $10,177  $23,743,847   $(2,384,945)      $(6,631)  $(13,389,782)       $36,429  $8,009,095
                         ========== ======== ============ ============= ============= ============== ============== ===========

Issuance of treasury
 stock under deferred
 compensation plan          25,000               (14,750)       32,000                                                  17,250

Issuance of treasury
 stock  pursuant to
 employee stock purchase
 plan and employee 401K
 deferrals                  46,581               (14,071)       59,455         6,631                                    52,015

Comprehensive income for
 the year ended 12/31/04                                                                                   (37,148)    (37,148)

Net income for the year
 ended 12/31/04                                                                          (1,097,220)                (1,097,220)
                         ---------- -------- ------------ ------------- ------------- -------------- -------------- -----------

Balance at December 31,
 2004                    8,378,954  $10,177  $23,715,026   $(2,293,490)           $0   $(14,487,002)         $(719) $6,943,992
                         ========== ======== ============ ============= ============= ============== ============== ===========
Issuance of treasury
 stock under deferred
 compensation plan          40,000               (26,300)       51,550                                                  25,250
Compensation expense
 related to stock option
 modifications                                    66,750                                                                66,750
Issuance of treasury
 stock  pursuant to
 employee stock purchase
 plan and employee 401K
 deferrals                  45,401               (40,225)       60,002                                                  19,777

Options Excercised by
 employees                 225,000              (183,481)      289,231       (46,000)                                   59,750
Comprehensive income for
 the year ended 12/31/05                                                                                    (1,381)     (1,381)

Net income for the year
 ended 12/31/05                                                                           1,036,686                  1,036,686

                         ---------  -------  ----------   ------------  ------------- -------------  -------------- -----------
Balance at December 31,  8,689,355  $10,177  $23,531,770  ($ 1,892,707)     $(46,000) ($ 13,450,316)       $(2,100) $8,150,824
 2005                    ========== ======== ============ ============= ============= ============== ============== ===========

Restated

                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended December 31,
                                                                                2005           2004
                                                                             -----------    -----------
                                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ 1,036,686    $(1,097,220)
     Adjustments  to  reconcile  net  loss to net  cash  provided  by  operating activities:
     Depreciation, amortization, and goodwill impairment                         881,189        927,883
     Bad debt allowance and write-offs                                            79,455         18,405
     Stock based compensation expense                                             66,750              0
     (Gain)/loss on sales of investment assets                                    (9,312)       (45,057)
     (Gain) on disposal of property and equipment                               (995,838)        (3,154)
     Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
           Accounts receivable                                                  (640,743)        32,168
           Prepaid expenses and other assets                                    (757,256)       (15,900)
           Trade accounts payable                                                133,758        (95,036)
           Accrued expenses and other liabilities                                515,519      1,483,511
                                                                             -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        310,208      1,205,600

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of securities                                           43,946        521,451
      Purchase of property and equipment                                        (288,573)      (364,802)
      Purchase of goodwill/intangibles                                          (296,083)       (39,983)
      Proceeds from sale of property and equipment                               631,528          2,875
      Proceeds from repayment of note receivable                                 860,786           --
                                                                             -----------    -----------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                 951,604        119,541

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and capital leases                             (1,229,693)    (1,089,259)
     Proceeds from options exercised                                              59,750           --
     Collections of subscribed receivables                                          --            6,631
     Purchase of Treasury Stock                                                     --             (790)
                                                                             -----------    -----------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                              (1,169,943)    (1,083,418)
                                                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              91,869        241,723

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   527,103        285,380
                                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $   618,972    $   527,103
                                                                             ===========    ===========

                 See notes to consolidated financial statements


                    Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended December 31,
                                                                              2005        2004
                                                                            ---------   --------
                                                                           (Restated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

      Interest                                                              $ 243,360   $288,553
                                                                            =========   ========
      Income taxes                                                          $  64,878   $ 56,685
                                                                            =========   ========
Non-cash transactions:

      Acquisition of property and equipment in exchange for notes payable   $  -0-      $ 94,155
                                                                            =========   ========

      Acquisition of intangibles in exchange for notes payable              $ 350,000   $224,062
                                                                            =========   ========

      Acquisition of equipment under notes payable                          $  17,850   $  -0-
                                                                            =========   ========

      Issuance of treasury stock under deferred compensation plan           $  25,250   $ 32,000
                                                                            =========   ========

      Issuance of treasury stock under employee stock purchase plan         $  19,777   $  -0-
                                                                            =========   ========

      Issuance of treasury stock for stock subscription receivable          $  46,000   $  -0-
                                                                            =========   ========


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

Principles of Consolidation:
----------------------------

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

Management Estimates:
---------------------

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

Cash and Cash Equivalents:
--------------------------

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

Notes Receivable:
-----------------

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

In September 2005, the Company entered into an agreement to sell the South Carolina shopping center, and accepted a Note Receivable from the purchaser in the amount of $1,400,000. This was a 5 year note receivable with a 10 year amortization, at 7.5% interest payable in monthly installments with a one time $100,000 principal payment due on the first anniversary of the note. This note was settled in full with a discount of $200,000 in February 2006, and as such is shown on the consolidated balance sheet at its net realizable value at December 31, 2005.

Property and Equipment:
-----------------------

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

Investments:
------------

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

Advertising:
------------

Advertising costs are expensed when incurred or the first time the advertising takes place. During 2005, the Company had advertising expenses of approximately $92,000 compared to approximately $126,000 in 2004. At December 31, 2005, the Company had prepaid advertising costs of approximately $2,800.

Goodwill and Intangible Assets:
-------------------------------

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


Per Share Data:
---------------

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

Stock Based Compensation:
-------------------------

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

                                                                            2005                    2004
                                                                            ----                    ----
                                                                      (Restated)
                                                                     -----------
 Net income (loss)                      As reported                  $ 1,036,686            $(1,097,220)
                                        Proforma                     $   840,719            $(1,193,478)

 Basic earnings (loss) per share        As reported                         $.12                  $(.13)
                                        Proforma                            $.10                  $(.14)

 Diluted earnings (loss) per share      As reported                         $.12                  $(.13)
                                        Proforma                            $.10                  $(.14)

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

Comprehensive Income:
---------------------

The Company has other comprehensive income related to unrealized gains and losses on available for sale securities.

Critical Accounting Policies
----------------------------

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

Statement of Financial Accounting Standards No. 123 (R), Share Based Payments - an amendment to SFAS 123 amends SFAS 123 to establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also address transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The financial impact of adopting SFAS 123(R) can not be completely predicted; however, it will likely have a material impact on the Company's financial statements.

NOTE 2 - RESTATEMENT

In July 2006, we identified certain errors that had resulted in misstatements of previously reported stock option expenses. In July 2006 management and the Audit Committee of the Board of Directors concluded that we would amend our previously filed Form 10-Q for the quarter ended March 31, 2006 to correct our reported stock option expenses. In August 2006 management and the Audit Committee of the Board of Directors concluded that we would also amend our previously filed 2005 Form 10-KSB and Forms 10-QSB for quarters ending March 31, 2005, June 30, 2005 and September 30, 2005 to correct our reported stock options expenses. This change was required to reflect modifications made to extend the termination dates of stock option agreements for four non-executive employees and to record a stock subscription receivable in 2005. Accordingly, our financial statements for 2005 and the first quarter of 2006 in our original filings should no longer be relied upon.

Management and the Chairman of the Audit Committee also discussed these matters with our independent registered public accountants.

The following table sets forth the effects of restatements made to correct the error in our reported 2005 10KSB.


                                                                 FOR THE YEAR ENDED DECEMBER 31,
Consolidated Statement of Operations                                2005               2005
                                                                                    Previously
                                                                  Restated           Reported
                                                                 -----------        -----------
Compensation Expense                                             $   66,750          $        0
Total General and Administrative                                  2,595,839           2,529,089
Operating Income                                                    768,402             835,152
Net Income Before Taxes                                           1,113,215           1,179,965
Net Income                                                        1,036,686           1,103,436
Net Comprehensive Income                                         $1,035,305          $1,102,055
Basic Earnings Per Share                                         $     0.12          $     0.13
Diluted Earnings Per Share                                       $     0.12          $     0.13
Weighted Average Shares Outstanding - Basic                       8,569,953           8,535,706
Weighted Average Shares Outstanding - Diluted                     8,645,628           8,587,634



                                                                 FOR THE YEAR ENDED DECEMBER 31,
Consolidated Balance Sheet                                         2005                2005
                                                                                    Previously
                                                                  Restated           Reported
                                                                 ----------        ------------
Common Stock Outstanding Shares                                   8,689,355           8,589,355
Treasury Stock Shares                                             1,487,535           1,587,535
Additional Paid in Capital                                      $23,531,770        $ 23,546,020
Treasury Stock                                                   (1,892,707)         (2,019,707)
Stock Subscription Receivable                                       (46,000)                  0
Accumulated Deficit                                             (13,450,316)        (13,383,566)
Total Stockholder's Equity                                       $8,150,824        $  8,150,824



The restatement also resulted in changes to the Consolidated Statements of Stockholders' Equity and Cash Flows in addition to Notes 10, 11, 12, 13 and 16.

NOTE 3 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property  and  equipment  at  December  31,  2005  consists  of the following:
             Land                                              $    764,053
             Buildings                                            3,207,889
             Building and leasehold improvements                  3,858,898
             Bingo, and rental equipment                          1,757,302
             Equipment, furniture and fixtures                    2,324,917
             Automobiles                                            356,659
                                                               ------------
                                                                 12,269,718
             Less: Accumulated depreciation and amortization     (5,922,871)
                                                               ------------
             Property and equipment, net                       $  6,346,847
                                                               ============



Depreciation and amortization expense charged to operations for the years ended December 31, 2005 and 2004 was $881,190 and $927,883 respectively.


NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2005 is as follows:

                                                             Gross
                                                           Carrying           Accumulated
                                                             Amount           Amortization           Total
                                                         ----------           ------------         ----------
    Goodwill                                             $6,704,375           $(1,799,264)         $4,905,111
                                                         ==========           ============         ==========

                                                      Entertainment           Hospitality
                                                      -------------           -----------
    Balance at December 31, 2004                      $   4,032,723           $   371,384          $4,404,107
    Goodwill acquired during the year                       535,000                   -0-             535,000
    Impairment losses                                           -0-                   -0-                 -0-
    Goodwill disposed during the year                       (33,996)                  -0-             (33,996)
                                                      -------------           -----------          ----------
    Balance at December 31, 2005                      $   4,533,727           $   371,384          $4,905,111
                                                      =============           ============         ==========

Intangible assets at December 31, 2005 consists of the following:

                                                                     Gross
                                                                     Carrying    Accumulated
                                                                     Amount      Amortization        Total
                                                                     ---------   ------------      ----------
   Intangible Assets with Indefinite Lives:
   Bingo licenses                                                     $589,719   $  (51,974)       $ 537,745
   Intangible Assets with Finite Lives:
   Covenants not to compete                                           $297,500   $ (182,583)       $ 114,917
                                                                                                   ---------
   Intangible Assets, Net of Accumulated Amortization                                              $ 652,662
                                                                                                   =========

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

Future amortization on intangible assets with finite lives is as follows:

                          2006                    $27,500
                          2007                     27,500
                          2008                     27,500
                          2009                     15,417
                          2010                     10,000
                          Thereafter                7,000
                                                 --------
                          Total                  $114,917
                                                 ========

NOTE 6 - WRITE-OFFS AND CHARGES

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company recognizes impairment losses when facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is recognized and measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.

For the years ended December 31, 2005 and 2004, the Company evaluated the carrying value of goodwill for each reporting unit of the company and determined that no impairment of goodwill was necessary.

NOTE 7 - LONG-TERM DEBT

Long-term debt at December 31, 2005 consist of the following:

Mortgage note payable to a bank, due in quarterly installments of approximately $27,244 including interest at prime plus 1%, maturing October
    2019, secured by real estate                                                                             $ 912,983

Mortgage note payable to a third party, due in monthly installments of $8,563, including
    interest at 9% maturing August 2006, secured by a deed of trust on the real estate                          58,181

Mortgage note payable to a bank, due in monthly installments of $4,394, including interest
    at the prime rate, maturing August 2012, secured by a deed of trust on the real estate                     591,087

Mortgage note payable to a third party, due in monthly installments of $5,578, including
    interest at 8% maturing July 2010, secured by a second lien on the real estate                             517,455

Installment note payable to a third party, due in monthly installments of $13,170, including
    interest at 7%, maturing August 2006, secured by bingo hall business                                        90,276

Installment note payable to a third party, due in monthly installments of
    $2,279,  including  interest at 5%,  maturing  March  2012,  secured by real
    estate                                                                                                     144,853

Installment note payable to a third party, due in monthly installments of
    $4,600, including interest at 6%, maturing September 2011, secured by stock                                341,409

Installment note payable to a third party, due in monthly installments of $452,
    including interest at 9.9%, maturing January 2009, secured by vehicle.                                      17,851

Installment note payable to a third party, due in monthly installments of
    $1,519, including interest at 5%, maturing March 2012, secured by bingo hall
    business                                                                                                    96,569

Installment note payable to a third party, due in monthly installments of
     $490, including interest at 13.75%, maturing April 2007.                                                    7,123

Installment note payable to a third party, due in monthly installments of
     $222, including interest at 9.9%, maturing April 2006.                                                      1,072

Installment note payable to a third party, due in monthly installments of $527, including
    interest at 5.9%, maturing March 2007, secured by an automobile                                              6,560

Installment note payable to a third party, due in monthly installments of $4,047, including
   interest at 8% maturing December 2006, unsecured                                                             43,069
                                                                                                             ---------
                                                                                                              2,828,488
  Less current maturities                                                                                     (377,557)
                                                                                                             ----------
  Long-term debt, net of current portion                                                                     $2,450,931
                                                                                                             ==========




Long-term debt related party at December 31, 2005 consists of the following:

  Installment  note payable to a related  party,  due in monthly  interest  only
    installments of $594 at 6.75%, with a balloon payment on July 2006                                         105,650
                                                                                                             ---------
                                                                                                               105,650
  Less current maturities                                                                                    (105,650)
                                                                                                             ---------
  Long-term debt, related party, net of current portion                                                      $       0
                                                                                                             =========

Principal payments on notes payable and long-term debt for each of the next five fiscal years and thereafter are as follows:

               Years Ending December 31,
               -------------------------
                          2006                    $  483,207
                          2007                       185,755
                          2008                       194,651
                          2009                       206,286
                          2010                       213,028
                       Thereafter                  1,651,211
                                                   ---------
                                                  $2,934,138
                                                   =========

Interest   expense  for  the  years  ended  December  31,  2005  and  2004  were approximately $253,000 and $285,000 respectively.

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES

The Company did not enter into any new capital leases in  2005

       Future minimum payments due under capital lease obligations are as follows:

       Years Ending December 31, 2005
       ------------------------------

            Total future minimum lease payments                        $ 73,322
            Less amount representing interest                            (7,654)
                                                                       --------
            Present value of minimum lease payments                      65,668

            Less current installments                                   (65,668)
                                                                       --------
            Obligations under capital leases, net of current portion   $      0
                                                                       ========

       Principal payments on capital leases for each of the next five fiscal years are as follows:

                       Future Maturities
                             2006                                      $ 65,668
                                                                       ========






Gross amounts of assets on balance sheet recorded under capital leases were $230,787 and $230,787 for 2005 and 2004, net of accumulated amortization of $129,106 and $89,215.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.

The carrying amount and fair value of notes receivable, capital leases payable and notes payable at December 31, 2005 are as follows:


                                        Carrying Amount   Fair Value
                                        ---------------   ----------
    Notes receivable                         $1,184,214   $1,184,214
    Capital leases payable                       65,668       65,668
    Notes payable                             2,934,138    2,934,138

The fair values of the Company's fixed rate notes receivable, capital leases payable and notes payable have been estimated based upon relative changes in the Company's borrowing rates since origination of the fixed rate debt.

NOTE 10 - INCOME TAXES

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 2005 and 2004 is as follows:

                                                       2005        2004
                                                   -----------   ---------
                                                   (Restated)
    Expected income tax (benefit)                   $ 378,493    $ 352,655
    Amounts not deductible for federal income          23,715        1,020
     tax purposes
    State income taxes, net of federal income tax      76,529       60,000
    Change in valuation allowance                    (402,208)    (353,675)
                                                    ---------    ---------
                                                    $  76,529    $  60,000
                                                    =========    =========

The provision for income taxes consists of the following:

                                                      2005          2004
                                                    ---------     -------
     Current year income taxes:
        Federal                                     $  10,000     $   -0-
        State                                          76,529      60,000
     Deferred income taxes:
        Federal                                       (10,000)        -0-
        State                                             -0-         -0-
                                                    ---------     -------
                                                      $76,529     $60,000
                                                    =========     =======

Deferred tax assets and liabilities as of December 31, 2005 are as follows:

Current deferred tax asset                         $       --  $       --
Current deferred tax liability                             --          --
Valuation allowance for current deferred tax asset         --          --
                                                   ----------  ----------
      Net current deferred tax asset               $       --  $       --
                                                   ==========  ==========
Non-current deferred tax asset                     $4,843,280  $5,576,328
Non-current deferred tax                                   --          --
liability
Valuation allowance for non-current
    deferred tax asset                             (4,833,280) (5,576,328)
                                                   ----------  ----------
      Net non-current deferred tax asset           $   10,000  $   -0-
                                                   ==========  ==========


The non-current deferred tax asset results from differences in depreciation of fixed assets and legal reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses. Due to continuing operating losses, the deferred tax asset has been allowed for as it does not meet the "more likely than not" recognition criteria.

At December 31, 2005, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6.2 million that begin expiring in the year 2015.


NOTE 11 - STOCKHOLDERS' EQUITY

The Company has acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 15). The average price to repurchase these shares was $1.27 and at December 31, 2005. The Company holds 1,487,535 treasury shares.

In 2005 the Company issued 40,000 shares of treasury stock as deferred compensation at a cost of $25,250. The Company issued 45,401 shares of treasury stock under the Employee Stock Purchase Plan and 401K Plan at a cost of $19,777. The Company issued 125,000 shares of treasury stock under options exercised by employees for cash of $59,750. The Company issued 100,000 shares of treasury stock under stock options exercised for a subscription receivable in the amount of $46,000. In addition, the Company recognized additional compensation expense of $66,750 related to modification of stock option awards.

In 2004 the Company issued 46,581 shares of treasury stock under the Employee Stock Purchase Plan and 401K plan at a cost of $52,015. The Company issued 25,000 shares of treasury stock at a cost of $17,250 for deferred compensation.

NOTE 12  - EARNINGS PER SHARE

A reconciliation of basic to diluted earnings (loss) per share is as follows:

                                                      2005                         2004
                                                      ----                         ----
                                                   (Restated)
                                                   ----------
Numerator:                                       Basic       Diluted         Basic        Diluted
----------                                       -----       -------         -----        -------
        Net income (loss)                     $ 1,036,686   $ 1,036,686   $(1,097,220)   $(1,097,220)
                                              -----------   -----------   -----------    -----------
        Net income (loss) available to
        common stockholders                   $ 1,036,686   $ 1,036,686   $(1,097,220)   $(1,097,220)
                                              -----------   -----------   -----------    -----------
Denominator:
                                                                                         -----------
        Weighted average shares outstanding     8,569,953     8,569,953     8,378,954      8,378,954
        Effect of dilutive securities:
        Preferred stock                              --            --            --             --
        Stock options and warrants                   --          75,675          --           95,831
                                              -----------   -----------   -----------    -----------
        Weighted average shares
        outstanding                             8,569,953     8,645,628     8,378,954      8,474,785
                                              ===========   ===========   ===========    ===========
Earnings (loss) per share                     $       .12   $       .12   $      (.13)   $      (.13)
                                              ===========   ===========   ===========    ===========

NOTE 13 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options. At December 31, 2005, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,000,000 common shares over ten years from the date of each plan's approval. At December 31, 2005, a total of 1,101,555 options were outstanding under these plans.

                                                                                     Combined
                              Employee Stock Plans           Other Compensatory        Total
                          ----------------------------    -------------------------   -------
                                          Weighted                      Weighted
                                           Average                      Average
                            Options     Exercise Price     Options   Exercise Price   Options
                          ----------    --------------    ---------- --------------   -------
Outstanding at 12/31/02      687,000    $         1.60    100,000    $     3.88       787,000
Granted                       20,055              0.53       --            --          20,055
Exercised                    (50,000)             (.53)      --            --         (50,000)
Forfeited                     (3,000)              -0-       --            --          (3,000)
                          ----------    --------------    ----------    ---------- ----------
Outstanding at 12/31/03      654,055    $         1.70     100,000   $     3.88       754,055
Granted                      530,000              0.53       --            --         530,000
Exercised                    (25,000)             (.53)      --            --         (25,000)
Forfeited                   (125,000)              -0-    (100,000)        --        (225,000)
                          ----------    --------------    ----------    ---------- ----------
Outstanding at 12/31/04    1,034,055    $         1.25       --            --       1,034,055
Granted                      425,000              0.61       --            --         425,000
Exercised                   (225,000)             (.47)      --            --        (225,000)
Forfeited                   (132,500)            (1.53)      --            --        (132,500)
                          ----------    --------------       --            --      ----------
Outstanding at 12/31/05    1,101,555    $         1.13       --            --       1,101,555
                          ==========    --------------                             ==========

The fair value of options issued during 2005 and 2004 were approximately $271,000 and $300,000, respectively.

The following table summarizes information about options outstanding at December 31, 2005 and 2004 under the Employee Stock Plan:


                                                Options Outstanding                       Options Exercisable
                                   ---------------------------------------------     -----------------------------
                                                   Weighted Avg.
                 Range of            Number          Remaining      Weighted Avg.       Number       Weighted Avg.
              Exercise Prices      Outstanding   Contractual Life  Exercise Price    Exercisable    Exercise Price
              ---------------      -----------   ----------------  --------------    -----------    ---------------
2005:          $3.39---$5.07         150,000           .3 years          $3.75          150,000           $3.75
               $2.26---$3.38          50,000          2.1 years          $3.29           50,000           $3.29
               $1.51---$2.25           ---            --- years           ---             ---              ---
               $0.00---$1.50         901,555          8.4 years          $ .58          505,305           $ .58
                                   1,101,555          7.1 years          $1.13          705,305           $1.45

2004:          $3.39---$5.07         150,000          1.3 years          $3.75          150,000           $3.75
               $2.26---$3.38         100,000          1.8 years          $3.04          100,000           $3.04
               $1.51---$2.25           ---            --- years           ---             ---              ---
               $0.00---$1.50         784,055          8.2 years          $ .55          409,680           $ .62
                                   1,034,055          6.6 years          $1.25          659,680           $1.70

NOTE 14 - RELATED PARTY TRANSACTIONS

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

(a) Operating Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

                       Year Ending                            Minimum
                       December 31,                           Rentals
                       ------------                         -----------
                       2006                                 $1,553,843
                       2007                                  1,217,463
                       2008                                    952,968
                       2009                                    567,751
                       2010                                    412,021
                       Thereafter                            1,023,014
                                                             ---------
                       Total minimum annual rentals         $5,727,060
                                                            ==========

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

In 2003, the Company leased out Grandview Bingo in Amarillo. The arrangement is that of a standard monthly sublease and not a per-session lease. The tenant has put down a $7,800 security deposit. The minimum annual future receipts under this sublease are as follows:


                       Year Ending                              Minimum
                       December 31,                              Rent
                       ------------                            --------
                       2006                                    $ 93,600
                       2007                                      93,600
                       2008                                      93,600
                       2009                                      93,600
                       2010                                      93,600
                       Thereafter                               405,600
                                                                -------
                       Total minimum annual rentals            $873,600
                                                               ========

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

NOTE 16 - SEGMENTS

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

A summary of the segment financial information reported to the CODM is as follows:


                                  Year Ended December 31, 2005
                                  ----------------------------
                                           (Restated)
                                  Entertainment     Hospitality        Adjustment    Consolidated
                                  -------------     -----------        ----------    ------------
Revenue                             $6,908,000       $4,327,000           $96,000     $11,331,000
Depreciation and amortization          472,000          316,000            93,000         881,000
Segment profit (loss)                3,207,000        (250,000)       (1,920,000)       1,037,000
Segment Assets                     $24,913,000       $1,604,000      (10,289,000)      16,228,000


                                  Year Ended December 31, 2004
                                  ----------------------------
                                  Entertainment     Hospitality        Adjustment    Consolidated
                                  -------------     -----------        ----------    ------------
Revenue                             $6,484,000       $3,409,000           $35,000      $9,928,000
Depreciation and   amortization        497,000          324,000           107,000         928,000
Segment profit (loss)                2,312,000        (489,000)       (2,920,000)     (1,097,000)
Segment Assets                     $22,061,000       $1,513,000       (8,296,000)      15,278,000


The adjustments represent other income, depreciation and amortization related to corporate assets, corporate losses, and corporate capital expenditures to reconcile segment balances to consolidated balances.


NOTE 17 - INVESTMENTS

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, "Accounting for Investments in Debt and Equity Securities". The Company's investments consist of the following:

                                                                    2005
                                                   -----------------------------------------------
                                                                                     Unrealized
                                                   Basis            Fair Value       Gain (Loss)
                                                   ------           -----------      -------------
  Mutual Funds                                     $5,230              $3,130          $(2,100)
                                                   ------              ------          --------
  Total                                            $5,230              $3,130          $(2,100)
                                                   ======              ======          ========

These securities are considered available-for-sale, as defined by SFAS No. 115, and accordingly, the unrealized holding loss is shown in other comprehensive income as follows:

Unrealized holding Gain (loss) recognized at year end          $(1,381)
Gain(Loss) recognized in prior year earnings                      (719)
                                                               -------
Unrealized holding gain (loss) on investments held for sale.   $(2,100)
                                                               =======
NOTE 18 - SUBSEQUENT EVENTS

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