Form 10QSB
period 2006-09-30
LITTLEFIELD CORP
filed 2006-11-14
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal quarter ended September 30, 2006

                                       OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission file No. 0-24805
                    -------

                             Littlefield Corporation
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                    Delaware                               74-2723809
                    --------                               ----------
(State or other jurisdiction of incorporation           (I.R.S. Employer
                  or organization)                     Identification No.)


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

As of September 30, 2006, the Issuer had 10,833,334 shares of its Common Stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format: YES  [  ]  NO  [ X ]

                             Littlefield Corporation

                                   FORM 10-QSB

                    For the quarter ended September 30, 2006

                                      INDEX



Part I.  Financial Information

                  Item 1.  Financial Statements

                       a) Consolidated Statements of Operations for the Three
                           Months Ended September 30, 2006 and 2005..............................                               2

                       b) Consolidated Statements of Operations for the Nine
                           Months Ended September 30, 2006 and 2005..............................                               4

                       c)  Consolidated Balance Sheet as of September 30, 2006...................                               6

                           Consolidated Statements of Cash Flows for the Nine
                       d)  Months Ended September 30, 2006 and 2005..............................                               7

                       e)  Notes to Consolidated Financial Statements                                                           9

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                           And Results of Operations.............................................                              19

                  Item 3.  Controls and Procedures                                                                             21

Part II.  Other Information

                           Item 1.  Legal Proceedings.............................................                             22

                           Item 6.  Exhibits..........................................................                         22

     Signatures                                                                                                                22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,                                                                         2006          2005
                                                                                                         ----          ----
                                                                                                                    (Restated)

REVENUES:
     Entertainment                                                                                  $1,822,417       $1,625,390
     Hospitality                                                                                     1,000,272          930,129
     Other                                                                                              35,242           18,100
                                                                                                 -------------     -------------
TOTAL REVENUES                                                                                       2,857,931        2,573,619
                                                                                                 -------------     -------------

DIRECT COSTS AND EXPENSES:
      Direct salaries and other compensation                                                           689,576          599,684
      Rent and utilities                                                                               642,012          640,627
      Other direct operating costs                                                                     859,514          699,881
      Depreciation and amortization                                                                    153,060          164,080
      License expense                                                                                   35,289           21,831
      Provision for doubtful accounts                                                                   34,104              493
                                                                                                 -------------     -------------
TOTAL COSTS AND EXPENSES                                                                             2,413,555        2,126,596
                                                                                                 -------------     -------------
GROSS MARGIN                                                                                           444,376          447,023

GENERAL AND ADMINISTRATIVE EXPENSES:
     Salaries and other compensation                                                                   202,885          117,269
     Legal and accounting fees                                                                         317,746          167,124
     Depreciation and amortization                                                                      30,487           23,269
     Compensation expense related to options                                                            14,311                0
     Other general and administrative                                                                  169,357          111,705
                                                                                                 -------------     -------------
     TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                                                         734,786          419,367

GAIN ON DISPOSITION OF FIXED ASSETS                                                                      5,701        1,001,874
                                                                                                 -------------     -------------

OPERATING INCOME                                                                                      (284,709)       1,029,530

OTHER INCOME (EXPENSE):
      Interest and investment income                                                                    50,699            7,978
      Interest expense ($7,877 and $10,315 respectively to related parties)                            (73,345)         (57,062)
      Gain on settlement                                                                                     0           56,993
      Other income                                                                                           0                0
                                                                                                 -------------     -------------
TOTAL OTHER INCOME (EXPENSE)                                                                           (22,646)           7,909
                                                                                                 -------------     -------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                                   (307,355)       1,037,439

PROVISION FOR INCOME TAXES                                                                              33,156           15,000
                                                                                                 -------------     -------------

NET INCOME  (LOSS)                                                                                    (340,511)       1,022,439

OTHER COMPREHENSIVE INCOME                                                                                   0            2,411
                                                                                                 -------------     -------------

NET COMPREHENSIVE INCOME (LOSS)                                                                      ($340,511)      $1,024,850
                                                                                                 =============     ==============

                                            See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


     Three Months Ended September 30,                                                             2006               2005
                                                                                                  ----               ----
                                                                                                                  (Restated)

EARNINGS (LOSS) PER SHARE:
      Basic earnings (loss) per share                                                          ($0.031)              $0.098
                                                                                        ---------------    -----------------
      Diluted earnings (loss) per share                                                        ($0.031)              $0.097
                                                                                        ===============    =================

Weighted average shares outstanding - basic                                                 10,833,341           10,444,823

Weighted average shares outstanding - diluted                                               10,833,341           10,521,577

                                            See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,                                                                         2006           2005
                                                                                                        ----           ----
                                                                                                                    (Restated)
REVENUES:
     Entertainment                                                                                  $5,990,736       $5,117,177
     Hospitality                                                                                     3,323,155        2,868,557
     Other                                                                                              78,126           75,123
                                                                                                 -------------     -------------
TOTAL REVENUES                                                                                       9,392,017        8,060,857
                                                                                                 -------------     -------------

DIRECT COSTS AND EXPENSES:
      Direct salaries and other compensation                                                         2,016,298        1,835,081
      Rent and utilities                                                                             1,882,134        1,666,314
      Other direct operating costs                                                                   2,404,389        2,012,868
      Depreciation and amortization                                                                    482,652          607,645
      License expense                                                                                  106,179           48,654
      Provision for doubtful accounts                                                                  101,165          135,290
                                                                                                 -------------     -------------
TOTAL COSTS AND EXPENSES                                                                             6,992,817        6,305,852
                                                                                                 -------------     -------------
GROSS MARGIN                                                                                         2,399,200        1,755,005

GENERAL AND ADMINISTRATIVE EXPENSES:
     Salaries and other compensation                                                                   493,335          383,673
     Legal and accounting fees                                                                         396,057          713,450
     Depreciation and amortization                                                                      81,130           70,126
     Compensation expense related to options                                                            95,669           66,750
     Other general and administrative                                                                  409,014          499,746
                                                                                                 -------------     -------------
     TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                                                       1,475,205        1,733,745

GAIN ON DISPOSITION OF FIXED ASSETS                                                                     10,047          997,396
                                                                                                 -------------     -------------

OPERATING INCOME                                                                                       934,042        1,018,656

OTHER INCOME (EXPENSE):
      Interest and investment income                                                                    94,667           13,353
      Interest expense ($23,630 and $23,815 respectively to related parties)                          (181,710)        (191,317)
      Gain on sale of investments                                                                            0            9,312
      Gain on Settlement                                                                                     0          744,286
      Other income                                                                                      37,527                0
                                                                                                 -------------     -------------
TOTAL OTHER INCOME (EXPENSE)                                                                           (49,516)         575,634
                                                                                                 -------------     -------------
NET INCOME BEFORE PROVISION FOR INCOME TAXES                                                           884,526        1,594,290

PROVISION FOR INCOME TAXES                                                                              63,930           36,840
                                                                                                 -------------     -------------

NET INCOME                                                                                             820,596        1,557,450

OTHER COMPREHENSIVE INCOME                                                                                   0            3,170
                                                                                                 -------------     -------------

NET COMPREHENSIVE INCOME                                                                              $820,596       $1,560,620
                                                                                                 =============     =============

                                            See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


     Nine Months Ended September 30,                                                              2006               2005
                                                                                                  ----               ----
                                                                                                                  (Restated)

EARNINGS PER SHARE:
      Basic earnings per share                                                                  $0.077               $0.151
                                                                                         -------------         -------------
      Diluted earnings per share                                                                $0.076               $0.150
                                                                                         =============        ==============

Weighted average shares outstanding - basic                                                 10,696,316           10,324,811

Weighted average shares outstanding - diluted                                               10,841,168           10,410,239

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

                                     ASSETS
                                     ------
Current Assets:                                                                              September 30, 2006
                                                                                        ------------------------
      Cash and cash equivalents                                                                      $1,803,064
      Accounts receivable, net of allowance for doubtful accounts of $100,352                           822,255
      Equity Securities, available for sale                                                               3,130
      Restricted Cash                                                                                   918,290
      Other prepaid expenses and current assets                                                         275,650
                                                                                        ------------------------
      Total Current Assets                                                                            3,822,389
                                                                                        ------------------------

Property and Equipment - at cost, net of accumulated depreciation and amortization                    6,088,824

Other Assets:
      Goodwill                                                                                        4,905,111
      Intangible assets, net                                                                            631,071
      Other non-current assets                                                                          209,707
                                                                                        ------------------------
      Total Other Assets                                                                              5,745,889
                                                                                        ------------------------

TOTAL ASSETS                                                                                        $15,657,102
                                                                                        ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
      Long term debt, current portion                                                                   173,369
      Trade accounts payable                                                                            177,546
      Legal Settlements - current portion                                                               309,885
      Reserve for settlements                                                                         1,630,000
      Other current liabilities - related party                                                         462,887
      Accrued expenses                                                                                  490,901
                                                                                        ------------------------
      Total Current Liabilities                                                                       3,244,588
                                                                                        ------------------------

Long-term Liabilities:
      Legal Settlements - net of current portion                                                        696,660
      Long term debt, net of current portion                                                          2,311,020
      Long term debt-related party                                                                      105,650
                                                                                        ------------------------
      Total Long-term Liabilities                                                                     3,113,330
                                                                                        ------------------------
Total Liabilities                                                                                     6,357,918
                                                                                        ------------------------

Stockholders' Equity:
      Common stock, $.001 par value, (authorized 20,000,000 shares, issued 11,959,532
      shares, outstanding 10,833,334 shares)                                                             11,960
      Additional paid-in-capital                                                                     23,352,852
      Treasury stock - 1,126,198 shares, at cost                                                     (1,433,809)
      Accumulated Comprehensive Income                                                                   (2,100)
      Accumulated deficit                                                                           (12,629,719)
                                                                                        ------------------------
      Total Stockholders' Equity                                                                      9,299,184
                                                                                        ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $15,657,102
                                                                                        ========================

                                            See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Nine months Ended September 30,                                                                     2006                2005
                                                                                                                     (Restated)
                                                                                               ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                      $820,596          $1,557,450
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                    563,782             677,772
     Gain on investment sales                                                                               0              (9,312)
     Stock based compensation expense                                                                  95,669              66,750
     Loss (gain) on sale of fixed assets                                                                    0            (997,396)
     Provision for bad debt                                                                            34,104                   0
     Gain on exercise of deferred compensation                                                              0             (54,749)
     Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
           Accounts receivable                                                                        335,663            (273,269)
           Other assets and licenses                                                                  (76,393)           (192,987)
           Trade accounts payable                                                                    (248,119)             23,889
           Accrued expenses and other current liabilities                                            (219,514)            111,583
                                                                                               ---------------     ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           1,305,788             909,731
                                                                                               ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment expenditures                                                             (286,688)           (225,304)
     Proceeds from sale of equity securities                                                                0              48,548
     Gain on sale of assets                                                                                 0             369,809
     Proceeds from collection of Note Receivable                                                    1,184,214             845,000
                                                                                               ---------------     ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                             897,526           1,038,053
                                                                                               ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                                                            (65,668)            (52,260)
     Payments on notes payable                                                                     (1,157,554)         (1,040,589)
     Collection of Subscriptions                                                                       46,000                   0
     Proceeds from options exercised                                                                  158,000              59,750
                                                                                               ---------------     ---------------
NET CASH (USED) IN FINANCING ACTIVITIES                                                            (1,019,222)         (1,033,099)
                                                                                               ---------------     ---------------

NET INCREASE IN CASH                                                                                1,184,092             914,685

CASH AT BEGINNING OF PERIOD                                                                           618,972             527,103
                                                                                               ---------------     ---------------

CASH AT END OF PERIOD                                                                              $1,803,064          $1,441,788
                                                                                               ===============     ===============

                                            See notes to consolidated financial statements.


Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



Nine months Ended September 30,                                                      2006            2005
                                                                                  -----------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

      Interest                                                                      $162,014          $32,321
                                                                                  ===========     ============

      Income taxes                                                                  $156,779               $0
                                                                                  ===========     ============


Non-cash transactions:

      Issuance of treasury stock for subscription receivable                              $0          $46,000
                                                                                  ===========     ============

      Issuance of treasury stock for deferred compensation and 401K plan             $24,403               $0
                                                                                  ===========     ============

      Sale of fixed assets for a note receivable                                          $0       $1,400,000
                                                                                  ===========     ============


                                            See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2006

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

The operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The company does not intend to update these forward-looking statements.

--------------------------------------------------------------------------------
NOTE 2 - RESTATEMENT.
--------------------------------------------------------------------------------

In July 2006, we identified certain errors that had resulted in misstatements of previously reported stock option expenses. In July 2006 management and the Audit Committee of the Board of Directors concluded that we would amend our previously filed Form 10-QSB for the quarter ended March 31, 2006 to correct our reported stock option expenses. In August 2006 management and the Audit Committee of the Board of Directors concluded that we would also amend our previously filed 2005 Form 10-KSB to correct our reported stock options expenses. The restated financial statements for the first quarter are contained in Amendment No. 1 to the Company's report on Form 10-QSB/A for the period ended March 31, 2006, which was filed with the SEC, August 22, 2006. The restated financial statements for the year 2005 are contained in Amendment No. 1 to the Company's report on Form 10-KSB/A for the period ended December 31, 2005, which was filed with the SEC, August 31, 2006. Management and the Chairman of the Audit Committee also discussed these matters with our independent registered public accountants.

The following table sets forth the affects of restatements made to correct the error in our reported Q1 2006 stock option expenses for a modification to certain stock option agreements in 2005.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2006

--------------------------------------------------------------------------------
NOTE 2 - RESTATEMENT (Continued).
--------------------------------------------------------------------------------

                                                                FOR THE QUARTER ENDED September 30,
Consolidated Statement of Operations                                2005               2005
                                                                                    Previously
                                                                  Restated           Reported
Compensation Expense                                                         $0                 $0
Total General and Administrative                                        419,367            419,367
Operating Income                                                         27,656             27,656
Net Income Before Taxes                                               1,037,439          1,037,439
Net Income                                                            1,022,439          1,022,439
Net Comprehensive Income                                             $1,024,850          1,024,850
Basic Earnings Per Share                                                 $0.012             $0.012
Diluted Earnings Per Share                                               $0.012             $0.012
Weighted average shares outstanding - basic                           8,625,225          8,589,355
Weighted average shares outstanding - diluted                         8,689,856          8,569,300


                                                                FOR THE NINE MONTHS ENDED September 30,
Consolidated Statement of Operations                                2005               2005
                                                                                    Previously
                                                                  Restated           Reported
Compensation Expense
                                                                        $66,750                 $0
Total General and Administrative                                      1,733,745          1,666,995
Operating Income                                                         21,260             88,010
Net Income Before Taxes                                               1,594,290          1,661,055
Net Income                                                            1,557,450          1,624,200
Net Comprehensive Income                                             $1,560,620          1,627,370
Basic Earnings Per Share                                                 $0.018             $0.019
Diluted Earnings Per Share                                               $0.018             $0.019
Weighted average shares outstanding - basic                           8,529,714          8,517,627
Weighted average shares outstanding - diluted                         8,608,026          8,587,572

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2006

--------------------------------------------------------------------------------
NOTE 3 - PROPERTY AND EQUIPMENT.
--------------------------------------------------------------------------------

Property and equipment at September 30, 2006 consists of the following:

Land                                                         $764,053
Buildings                                                   3,221,713
Leasehold improvements                                      3,889,877
Rental inventory and bingo equipment                        1,837,554
Equipment, furniture and fixtures                           2,425,209
Automobiles                                                   380,836
                                                       ---------------
                                                           12,519,242

Less:  Accumulated depreciation and amortization           (6,430,418)
                                                       ---------------
Property and equipment, net                                $6,088,824
                                                       ===============

Total depreciation expense, for owned and leased assets, charged to operations for the nine months ended September 30, 2006 and 2005 was approximately $553,400 and $661,000 respectively.

--------------------------------------------------------------------------------
NOTE 4 - GOODWILL & OTHER INTANGIBLE ASSETS.
--------------------------------------------------------------------------------


Goodwill at September 30, 2006 consists of the following:

                                                               Gross Carrying        Accumulated
                                                                       Amount       Amortization         Total
                                                            ------------------ ------------------ -------------
        Goodwill                                                   $6,704,907       $(1,799,796)   $4,905,111
                                                            ================== ================== =============


                                                                Entertainment       Hospitality          Total
                                                            ------------------ ------------------ -------------
        Balance at December 31, 2005                              $4,533,727           $371,384    $4,905,111
        Goodwill acquired in the Quarter                                 -0-                -0-           -0-
        Impairment losses                                                -0-                -0-           -0-
                                                            ------------------ ------------------ -------------
        Balance at September 30, 2006                             $4,533,727          $ 371,384    $4,905,111
                                                            ================== ================== =============

Intangible assets at September 30, 2006 consists of the following:

                                                                       Gross
                                                                     Carrying       Accumulated
                                                                       Amount       Amortization         Total
                                                            =================== ================= =============
       Intangible Assets with Indefinite Lives:
       Bingo licenses                                                 $589,720         $(51,974)      $537,746

       Intangible Assets with Finite Lives:
       Covenants not to compete                                       $297,500        $(204,175)       $93,325
                                                                                                  -------------
       Intangible Assets, Net of Accumulated Amortization                                             $631,071
                                                                                                  =============

Amortization expense charged to operations for the nine months ended September 30, 2006 and 2005 was approximately $10,375 and $17,215 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2006

--------------------------------------------------------------------------------
NOTE 5 - SHAREHOLDERS' EQUITY.
--------------------------------------------------------------------------------

At September 30, 2006 the Company holds 1,126,198 treasury shares at an average purchase cost of $1.27.

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

The Company recorded approximately $96,000 in compensation expense in the period ended September 30, 2006 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. Information related to the assumptions used in this model is set forth in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005. For options issued in 2006, the following assumptions were used: dividend yield of 10%, expected volatility of 68%, risk free interest rates of 5.0% and an expected life of 7 years.

--------------------------------------------------------------------------------
NOTE 7 - PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIODS PRIOR TO 2006.
--------------------------------------------------------------------------------

The following table represents the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the quarter ending September 30, 2005:

                                                                                           Three Months Ended   Nine Months Ended
                                                                                           September 30, 2005   September 30, 2005
                                                                                              (Restated)             (Restated)
                                                                                      ------------------------ ---------------------
    Net Income - as reported                                                                 $ 1,022,439             $ 1,557,450
    Stock-based  compensation  included in reported  net income,  net of related tax
    effects                                                                                            -                  66,750
    Total  stock-based  compensation  expense  determined under the Fair Value Based
    method, net of related tax effects                                                           (24,214)               (172,040)
                                                                                      ------------------------ ---------------------
    Net Income - pro forma                                                                    $  998,225            $  1,452,160
    Earnings Per Share
    Basic - as reported                                                                       $    0.098             $     0.151
    Basic - pro-forma                                                                         $    0.096             $     0.141
    Diluted - as reported                                                                     $    0.097             $     0.150
    Diluted - pro-forma                                                                       $    0.095             $     0.139

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2006

--------------------------------------------------------------------------------
NOTE 8 - EARNINGS (LOSS) PER SHARE.
--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings per share is as follows:

Nine months ended September 30,
-------------------------------                                                                    2005              2005
                                                               2006              2006           (Restated)        (Restated)
                                                               Basic            Diluted            Basic           Diluted
                                                           --------------    --------------    --------------    -------------
Numerator:
      Net income (loss)                                         $820,596          $820,596        $1,557,450       $1,557,450
                                                           ==============    ==============    ==============    =============
Denominator:
      Weighted average shares outstanding                     10,696,316        10,696,316        10,324,811       10,324,811
      Effect of dilutive securities:
      Preferred stock                                                ---               ---               ---              ---
      Stock options and warrants                                     ---           144,852               ---           85,428
                                                           --------------    --------------    --------------    -------------
      Weighted average shares outstanding                     10,696,316        10,841,168        10,324,811       10,410,239
                                                           ==============    ==============    ==============    =============

Earnings (loss) per share                                         $0.077            $0.076            $0.151           $0.150
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

The components of comprehensive income for the quarters ended September 30, 2006 and 2005, are as follows:

                                                2006             2005
                                                              (Restated)
                                         ---------------    ---------------
Net income                                     $820,596         $1,557,450

Other comprehensive income
       Net unrealized gain                           $0             $3,170
                                         ---------------    ---------------

Total comprehensive income                     $820,596         $1,560,620
                                         ===============    ===============

--------------------------------------------------------------------------------
NOTE 10 - INCOME TAXES.
--------------------------------------------------------------------------------

The Company recorded approximately $63,930 and $36,840 of state income tax expense, respectively, for the nine months ended September 30, 2006 and 2005. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $6,200,000 at December 31, 2005 that begin expiring in the year 2015.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2006

--------------------------------------------------------------------------------
NOTE 11 - RELATED PARTY TRANSACTIONS.
--------------------------------------------------------------------------------

In July 2001 the Company acquired Premiere Party Rentals. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $500,000 each to the seller (a related party), as partial consideration for this purchase, and entered into a three-year employment agreement with the seller. These notes were paid in full prior to the beginning of the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, the Company recognized $0 and $3,750, respectively, of interest expense related to these obligations.

In August 2001, the Company acquired Word of Mouth Custom Catering. In conjunction with this purchase, the Company issued two promissory notes payable in the amount of $200,000 each to the two sellers (related parties), as partial consideration for this purchase, and entered into three-year employment agreements with the sellers. In November 2003, the relationship with one of the sellers changed from that of an employee to an independent contractor on a consulting basis, in August of 2004 the agreement terminated with the remaining employee as per the original agreement. The terms of the notes did not change. These notes were payable at an annual rate of 8.0% and a maturity date of August 2005. These obligations were paid in full in August 2005. For the nine months ended September 30, 2006 and 2005, the Company recognized $0 and $3,000, respectively, of interest expense related to these obligations.

The President and CEO of the Company had personally guaranteed $300,000 of a note payable to a third party lender, in the original total amount of $540,000. The note was paid in full in May 2005. The Company accrued a total of $61,275 in loan guaranty fees to its President in 2002. This amount has been added to his bonus amount accrued in 2002 in the amount of $300,000, plus accrued interest and is presented on the balance sheet as Other current liabilities - related party. For the nine months ended September 30, 2006 and 2005, the Company recognized $18,282 and $18,282 respectively, of interest expense related to these obligations.

The Company purchased the President's office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payments for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. In 2006, the note was revised with interest only payments for 5 years at 6.75% with the principal amount due in July 2010. Interest paid on this note for the nine months ended September 30, 2006 and 2005 was $5,348 and $5,347 respectively.

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

Pondella Hall for Hire, Inc., d/b/a Eight Hundred v. American Bingo and Gaming, Case No. 97-2750, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

800438 Ontario Ltd v. American Bingo and Gaming Corporation, Case No. 99-1161, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2006

--------------------------------------------------------------------------------
NOTE 12 - COMMITMENTS AND CONTINGENCIES.
--------------------------------------------------------------------------------

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

There have been no substantial changes to the status of these two consolidated cases. The appeal is still pending. Oral arguments were heard on October 24, 2006. The court has now "taken the case under advisement." Decisions usually come within 3-9 months after oral argument.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No. 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

As set forth in the previous section, the Company also brought claims against Philip Furtney related to his failure to disclose the existence of the investigation of the Florida Attorney General regarding the bingo halls acquired by American Bingo from the Furtney controlled entities. These claims were dismissed from the original litigation based upon the Company's inability to serve the Complaints on Furtney, a foreign resident, when he refused to voluntarily accept service of the Complaints. This dismissal did not decide or relate to the merits of the claims against Furtney. The Company refiled the Complaints against Furtney in separate litigation and was finally successful in serving Furtney when he appeared in Florida for trial of the Pondella/800438 Ontario cases in January 2005. The Company intends to vigorously pursue its claims against Furtney. The case against Furtney is in discovery.

There have been no substantial changes to this case. The matter is still pending. The case has now been set for trial and is on a trial calendar for the week of December 11, 2006.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2006

--------------------------------------------------------------------------------
NOTE 12 - COMMITMENTS AND CONTINGENCIES.
--------------------------------------------------------------------------------

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

Littlefield Corp. v. Dye, Civil Action No. 2002-cp-08-478.

The Company filed an action on March 6, 2002, in Berkeley County, South Carolina for collection on a note signed by Danny C. Dye. The note, which was executed on December 10, 1998, was in the amount of $80,000. The Company alleged that Dye owed $58,481 toward the principal balance, plus $19,257 in accrued interest through December 31, 2002. On January 14, 2003, Mr. Dye amended his answer to assert counterclaims against the Company for fraudulent breach of contract and violation of the South Carolina Payment of Wages Act based on allegations that the Company failed to pay Dye amounts due under an employment contract. Mr. Dye alleged that the Company owed him $375,000 in unpaid salary and sought treble damages under the Payment of Wages Act for a total amount of $1,250,000 in damages. On September 19, 2005, the parties agreed to voluntarily dismiss their claims pursuant to South Carolina Rule of Civil Procedure 40(j). Rule 40(j) permits parties to voluntarily dismiss claims with leave to restore the case to the active trial roster within one year of dismissal. If the parties do not restore the case to the trial roster within one year, all claims are dismissed with prejudice. Neither Mr. Dye nor the Company elected to restore this case to the trial roster within the one year period and thus the claims of both parties are now dismissed with prejudice.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo & Gaming Corp., Civil Action No. 97-CP-10-4685.

This case has been settled. After a split, adverse decision by the South Carolina Supreme Court, the Company entered into settlement negotiations while also preserving its right to further review with the United States Supreme Court on the issue of punitive damages. Subsequent to the filing of the Company's petition for a writ of certiorari with the United States Supreme Court, the matter was settled on August 25, 2006. At the time of settlement, the judgment against the Company, including principal and interest, totaled $2,792,033. The total settlement reached included an initial payment of $1,025,000 due upon execution of the settlement agreement plus 46 consecutive monthly payments of $25,000 commencing October 1, 2006, for a total settlement of $2,175,000. In the event of a default of payment of the remaining amounts due, the original judgment amount less amounts previously paid shall be due and payable. In recognition of the fair value of the settlement, the Company, in its third quarter of 2006, recorded an additional $184,000 in legal expense in addition to previously recognized legal expense of $1,727,000 in prior years. The carrying amount of the settlement liability outstanding as of September 30, 2006 was $856,545 for 44 remaining payments. The Company withdrew the petition to the United States Supreme Court and will receive a full release of all claims and a satisfaction of the judgment upon the record when payments are completed.

Amy Ramon, Jessica Searsy, and Casey Ramon v. Clark C. Lilly, Littlefield Corporation, Managed Care Center for Addictive and Other Disorders, Inc., South Plains Volunteer Services, Inc., Marion Moss Enterprises, Inc., Alcoholic Service Knocks for Women, Inc., Lubbock Area Addictive Services, Meeks Management Corporation, and Littlefield Charitable Bingo Management Consulting, Inc. Cause No. 2006-535,397 in the 237th District Court of Lubbock County, Texas.

This case involves claims brought by three bingo employees of various charities which operate from a bingo hall leased to the charities by a subsidiary of Littlefield Corporation. Plaintiffs have sued, among others, Littlefield Corporation, and two of its Littlefield Corporation

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2006

--------------------------------------------------------------------------------
NOTE 12 - COMMITMENTS AND CONTINGENCIES.
--------------------------------------------------------------------------------

subsidiaries, Meeks Management Company (sued as Meeks Management Corporation) and Littlefield Charitable Bingo Management Consulting, Inc. The plaintiffs claim that the bingo hall manager sexually harassed them and terminated them in violation of their rights under nondiscrimination provisions of the Texas Labor Code and also assert various tort claims against the defendants under state law, including claims for negligent supervision and retention of the alleged harasser. Plaintiffs allege that the defendants (other than the bingo hall manager), including Littlefield and its named subsidiaries, were their employers and the employers of the accused harasser. Discovery is ongoing. Littlefield and its named subsidiaries intend to vigorously defend this case because the plaintiffs and the alleged harasser were not their employees. A motion is pending to consolidate this case with the three other similar cases pending in Lubbock County.

Christina Caudle v. Clark C. Lilly, Littlefield Corporation, Managed Care
Center for Addictive and Other Disorders, Inc., South Plains Volunteer Services, Inc., Marion Moss Enterprises, Inc., Alcoholic Service Knocks for Women, Inc. and Lubbock Area Addictive Services. Cause No. 2006-535,400 in the 99th District Court of Lubbock County, Texas.

This case involves claims brought by a bingo employee of various charities which operate from a bingo hall leased to the charities by a subsidiary of Littlefield Corporation. The plaintiff claims that the bingo hall manager sexually harassed her and terminated them in violation of their rights under nondiscrimination provisions of the Texas Labor Code and also asserts various tort claims against the defendants under state law including claims for negligent hiring and retention of the alleged harasser. Plaintiff alleges that the defendants (other than the bingo hall manager), including Littlefield and/or the related companies, were her employers and the employers of the accused harasser. Discovery is ongoing in this case. Littlefield intends to vigorously defend this case because the plaintiff and the alleged harasser were not its employees. A motion is pending to consolidate this case with the three other similar cases pending in Lubbock County.

Courtney A. Bigham v. Clark C. Lilly, Littlefield Corporation, Managed Care Center for Addictive and Other Disorders, Inc., South Plains Volunteer Services, Inc., Marion Moss Enterprises, Inc., Alcoholic Service Knocks for Women, Inc. and Lubbock Area Addictive Services. Cause No. 2006-535,453 in the 99th District Court of Lubbock County, Texas.

This case involves claims brought by a bingo employee of various charities which operate from a bingo hall leased to the charities by a subsidiary of Littlefield Corporation. The plaintiff claims that the bingo hall manager sexually harassed her and terminated them in violation of their rights under nondiscrimination provisions of the Texas Labor Code and also asserts various tort claims against the defendants under state law including claims for negligent hiring and retention of the alleged harasser. Plaintiff alleges that the defendants (other than the bingo hall manager), including Littlefield and/or the related companies, were her employers and the employers of the accused harasser. Discovery is ongoing in this case. Littlefield intends to vigorously defend this case because the plaintiff and the alleged harasser were not its employees. A motion is pending to consolidate this case with the three other similar cases pending in Lubbock County.

Regina Butler v. Clark C. Lilly, Littlefield Corporation, Managed Care
Center for Addictive and Other Disorders, Inc., South Plains Volunteer Services, Inc., Marion Moss Enterprises, Inc., Alcoholic Service Knocks for Women, Inc. Lubbock Area Addictive Services, and Meeks Management Corporation, and Littlefield Charitable Bingo Management Consulting, Inc. Cause No. 2006-535,470 in the 72th District Court of Lubbock County, Texas.

This case involves claims brought by a bingo employee of various charities which operate from a bingo hall leased to the charities by a subsidiary of Littlefield Corporation. Plaintiff has sued, among others, Littlefield Corporation, and two subsidiaries, Meeks Management Company (sued as Meeks Management Corporation) and Littlefield Charitable Bingo Management Consulting, Inc. The plaintiff claims that the bingo hall manager sexually harassed her and terminated them in violation of their rights under nondiscrimination provisions of the Texas Labor Code and also asserts various tort claims against the defendants under state law including claims for negligent hiring and retention of the alleged harasser. Plaintiff also asserts claims for retaliatory discharge, negligent supervision, intentional infliction of emotional distress, slander & libel. Plaintiff alleges that the defendants (other than the bingo hall manager), including Littlefield and the named subsidiaries, were her employers and the employers of the accused harasser. Discovery is ongoing in this case. Littlefield and its subsidiaries intend to vigorously defend this case because the plaintiff and the alleged harasser were not their employees. A motion is pending to consolidate this case with the three other similar cases pending in Lubbock County.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2006

--------------------------------------------------------------------------------
NOTE 13 - SEGMENTS.
--------------------------------------------------------------------------------

The Company's Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations which is included in the Company's gross margin.

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

A summary of the segment financial information reported to the CODM is as follows:

September 30, 2006
------------------

                                       Entertainment    Hospitality     Adjustment     Consolidated
                                     ----------------- -------------- -------------- ---------------
Revenue                                    $5,991,000     $3,323,000        $78,000      $9,392,000
Depreciation and Amortization                 302,000        181,000         81,000         564,000
Segment profit (loss)                       2,601,000       (268,000)    (1,512,000)        821,000
Segment Assets                             24,600,000      1,342,000    (10,285,000)     15,657,000

September 30, 2005 (Restated)
-----------------------------
                                        Entertainment    Hospitality    Adjustment    Consolidated
                                     ----------------- -------------- -------------- ---------------
Revenue                                    $5,117,000     $2,869,000        $75,000      $8,061,000
Depreciation and Amortization                 366,000        242,000         70,000         678,000
Segment profit (loss)                       1,823,000       (318,000)        52,000       1,557,000
Segment Assets                             23,965,000      1,431,000     (9,473,000)     15,923,000

The adjustments represent other income and expense, depreciation and amortization related to corporate assets, corporate administration, taxes, corporate assets and corporate capital expenditures to reconcile segment balances to consolidated balances.

--------------------------------------------------------------------------------
NOTE 14 -- SUBSEQUENT EVENTS.
--------------------------------------------------------------------------------

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations, and completed the initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina.

The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including, but not limited to statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Quarterly Report and the 2005 Annual report on Form 10-KSB/A.

In August 2006, we restated our financial statements for the year ended December 31, 2005, and quarter ended March 31, 2006, to correct errors in reporting share based compensation. The amended Form 10-QSB/A for the quarter ended March 31, 2006 was filed on August 22, 2006. The amended Form 10-KSB/A for the year ended December 31, 2005 was filed on August 31, 2006. This 10-QSB for the third quarter of 2006 contains all financial adjustments and is based on the restated financial statements for the first quarter of 2006. References in this 10-QSB to our operations, assets, liabilities and cash flows for the third quarter of 2005 and the full year 2005 include the previously reported revisions to financial information for the period ended December 31, 2005.

We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

Results of Operations
---------------------

Revenues
--------

The following table sets forth the Company's revenues by segment for the nine months ended September 30, 2006 and 2005:

                                                2005
                                   2006      (Restated)       Change         % Change
                                   ----      ----------       ------         --------
Total Revenues                 $ 9,392,000    $ 8,061,000   $ 1,331,000        17%
Entertainment                    5,991,000      5,117,000       874,000        17%
   Texas                         3,707,000      2,873,000       834,000        29%
   South Carolina                1,183,000      1,097,000        86,000         8%
   Alabama                       1,101,000      1,147,000       (46,000)       (4%)
Hospitality                    $ 3,323,000    $ 2,869,000     $ 454,000        16%

Revenues for the Company increased 17% over the comparable nine-month period in 2005 with both the Entertainment and the Hospitality segments contributing to the increase in revenue. Entertainment accounted for 64% of total revenues compared with 63% of total revenues in 2005. By state, Entertainment revenues for Texas, South Carolina and Alabama were 62%, 20%, and 18% of total Entertainment revenue respectively compared to 56%, 22% and 22% in the first nine months of 2005. Hospitality accounted for 35% of total revenues for the nine months, compared to 36% of total revenues in 2005. The revenue increase in Texas mainly reflects the October 2005 purchase of an additional bingo hall.

Costs and Expenses
------------------

Cost of services increased 11% over the comparable nine-month prior year period. This, in conjunction with the higher revenue growth, resulted in a gross profit margin percentage increase to 25.5% from 21.8% in 2005. The table below summarizes the gross profit margin by segment for the nine month periods ended September 30, 2006 and 2005:


                                                2005
                                   2006      (Restated)       Change         % Change
                                   ----      ----------       ------         --------
Total Gross Profit             $ 2,399,000    $ 1,755,000     $ 644,000        37%
Entertainment                    2,601,000      1,823,000       778,000        43%
Hospitality                      ($268,000)     ($318,000)    $  50,000        NM

The increases in gross profit margin can be attributed to higher revenues and management's concentration on cost savings throughout the organization. The Entertainment gross profit margin as a percent to sales increased to 43.4% versus 35.6% respectively for the nine month year-to-date periods of 2006 and 2005. The Hospitality gross loss was reduced $50,000 from the comparable period last year.

Direct salaries and other compensation were up 10% over the prior year representing staff additions corresponding to the higher revenues. Rent and utilities were up approximately $216,000 or 13% in the first nine months of 2006 compared to the same period in 2005. This increase is largely related to a greater number of facilities in 2006 than were present in the same period of 2005. The remainder of the rent increase is a result of the annual increases in rent and higher utility costs. Other direct operating costs in 2006 were up 19% over the prior year, mainly due to higher costs associated with the increased revenue, higher property taxes, and higher repairs and maintenance at our facilities than occurred in the first nine months of 2005. License expense was up 118%, a result of the timing of the payment on licenses and a change from accruing license expense into a prepaid asset account and simply expensing this cost when paid. The allowance for doubtful accounts was decreased by $34,000.

Depreciation and amortization expense totaled approximately $564,000 ($483,000 Direct plus $81,000 G&A) in the first nine months of 2006, a decrease of about $114,000 from the first nine months of 2005. The decrease is largely a result of the disposition of assets in late 2005.

General and administrative expenses, excluding related depreciation expense, stock based compensation expense and a $184,000 charge associated with the settlement of a nine year legal dispute totaled approximately $1,115,000 in the first nine months of 2006, compared to approximately $1,597,000 in 2005, a decrease of about $482,000, mainly related to lower legal expenses from 2005. Compensation expense related to options is discussed in Note 6, Share Based Payments and the legal settlement is discussed in Note 12, Commitments and Contingencies.

The gain on the disposition of fixed assets in 2005 resulted mainly from the gain on the sale of a property in South Carolina in September 2005.

Other income and expense was an expense of approximately $50,000 for the first nine months of 2006, compared to other income of approximately $576,000 for the first nine months of 2005. The other income in 2005 was mainly from a gain on settlement on a note receivable. The remaining expenses were net interest expenses. Interest expense was down approximately $10,000 compared to the first nine months in 2005. This was a result of lower debt in the first nine months of 2006.

Net Income
----------

We realized net income of approximately $821,000 for the first nine months of 2006; $0.077 per basic and $0.076 per fully diluted share. Net income for the first nine months of 2005 was $1,557,000; $0.151 per basic and $0.150 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 10,696,316 in the first nine months of 2006 compared to 10,324,811 in the first nine months of 2005. Net income in the nine month period of 2005 included $1,742,000 from a gain on fixed asset sales and gain on the settlement of a note receivable.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at September 30, 2006, totaled approximately $1,803,000 and represented 12% of total assets of approximately $15,657,000. Current assets totaled approximately $3,822,000 at September 30, 2006. Current liabilities totaled $3,245,000, leaving the Company with working capital of approximately $577,000 and a current ratio of 1.18 to 1. Current liabilities include legal reserves for settlements totaling $1,630,000 of which $1,610,000 is related to the Pondella Hall case discussed in Note 12 to the unaudited financial statements; the reserve for settlements is not expected to be paid, if at all, for one to two years.

Cash provided by operating activities for the nine months ended September 30, 2006, totaled approximately $1,306,000 compared to cash provided of $910,000 during the same period of 2005, an increase of approximately $396,000. Cash flows provided by operating activities in the first nine months of 2006 were increased by net income of approximately $821,000, non-cash depreciation expense of approximately $564,000 and stock based compensation of approximately $96,000 and offset by net changes in asset and liability accounts of approximately $175,000.

Net cash provided by investing activities totaled approximately $898,000 for the nine months ended September 30, 2006, compared to net cash provided of approximately $1,038,000 in the nine months ended September 30, 2005. In the first nine months, cash was used in the amount of approximately $286,000 for the purchase of capital assets and offset by the collection of a note receivable in the amount of approximately $1,184,000. In the same nine month period of 2005 cash was used for the purchase of capital assets of about $225,000.

Cash used by financing activities in the first nine months of 2006 totaled approximately $1,019,000, compared to net cash used in financing activities in the first nine months of 2005 of approximately $1,033,000. In the nine months ended September 30, 2006, approximately $1,223,000 of cash was used to pay down the normal principal payments on both capital leases and notes payable and was partially offset by $46,000 from the collection of a subscription receivable and approximately $158,000 from the exercise of stock options by employees.

At September 30, 2006, we had approximately $15,657,000 in total assets with total liabilities of approximately $6,358,000 and approximately $9,299,000 of shareholders equity. Total assets include approximately $1,803,000 in cash, $1,101,000 of other current assets and net account receivables and $918,000 of restricted cash, $6,089,000 of net property and equipment, $5,536,000 of intangible assets, and $210,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $178,000, and notes payable obligations of approximately $3,491,000 and accrued and related-party liabilities and reserves for legal settlements of $2,689,000.

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

After the close of the second fiscal quarter 2006, the Company's management and board of directors determined that it was necessary to restate the financial results for the first quarter of 2006 and for the year 2005 because of errors in accounting for share based compensation in the first quarter 2006, which occurred in connection with the Company's accounting for stock option expense under Statement of Financial Accounting Standards No. 123R, "Share Based Compensation," which the Company adopted in the first quarter of 2006, and to correct errors in our reported 2005 10K for stock option expenses related to a modification to certain stock option agreements and to record a stock subscription receivable in 2005. Because of the required amendment to our financial statements made after the close of the second fiscal quarter 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005 and June 30, 2006, our disclosure controls and procedures were not effective due to the fact that we had failed to correctly account for share based compensation expense.

The restated financial statements for the first quarter are contained in Amendment No. 1 to the Company's report on Form 10-QSB/A for the period ended March 31, 2006, which has been filed with the SEC, August 22, 2006. The restated financial statements for the year 2005 are contained in Amendment No. 1 to the Company's report on Form 10-KSB/A for the period ended December 31, 2005, which has been filed with the SEC, August 31, 2006. Net Income in Q1 2006 was increased by approximately $341,000 as a result of a correction in the accounting for stock options. The Company had originally booked expenses of approximately $365,000 related to the stock options and upon discovery of the error, management and the Board of Directors made the decision to restate the 10-QSB for the first quarter of 2006. Net income in 2005 was reduced by approximately $67,000 as a result of a correction in accounting for stock options.

We have taken steps to improve our internal control over financial reporting during the second and third fiscal quarters of 2006, including hiring of an outside consultant to advise management on the proper accounting for stock options, strengthening the formal process of documenting changes to options issued, and requiring two officers to verify the documentation of the changes or exercising of stock options. Other than the changes described in this paragraph, there have been no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, believe that, with the changes described in the preceding paragraph, our disclosure controls and procedures were effective, as of the end of the period covered by this quarterly report, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

                                      November 14, 2006

                                      By:

                                      /s/  JEFFREY L MINCH
                                      --------------------
                                      Jeffrey L. Minch
                                      President and Chief Executive Officer


                                      /s/ RICHARD S. CHILINSKI
                                      ------------------------
                                      Richard S. Chilinski
                                      Chief Financial Officer