Form 10KSB
period 2006-12-31
LITTLEFIELD CORP
filed 2007-04-02
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [ ] NO [X]

Issuer's revenues for its most recent fiscal year:                  $ 13,401,172

Aggregate market value of the issuer's common stock held by non-affiliates based
on the last sales price as of March 5, 2007                          $ 7,284,341

Number of shares of the issuer's common stock outstanding as of March 5, 2007
                                                                      11,217,941

                       Documents Incorporated By Reference

The issuer's Proxy Statement for its annual meeting of stockholders to be held on May 16, 2007, is incorporated by reference in this Form 10-KSB in Part III
Item 9, Item 10, Item 11 and Item 12.

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

                                     PART I
                                     ------

ITEM I: DESCRIPTION OF BUSINESS
-------------------------------

Littlefield Corporation develops, owns and operates charitable bingo halls, and owns and operates party rental and catering companies. In our Entertainment division, we operate 29 charitable bingo halls in Texas, Alabama, and South Carolina. We also own and operate Littlefield Hospitality in Austin, Texas. The Hospitality division consists of Premiere Events and Rental, a party and tent rental company, and Word of Mouth Catering, a custom catering company. We were incorporated in Delaware in 1994.

CURRENT YEAR EVENTS:

During 2006, the Company arrived at settlements for three long outstanding legal cases:

     January 2006 - A final settlement was reached in the case of Lenrich Associates. In the settlement reached between the two parties, Littlefield will pay a sum of $500,000 relating to this early 2000s case. The Company accrued for the remaining balance of approximately $353,000 in the 2005 financial statements. The payments included a one lump sum payment of $250,000 due January 3, 2006 and then $10,000 a month for 25 months.

     August 2006 - A final settlement was reached in the case with Collins Entertainment Corp. This case related to events which took place during the mid-1990s. The total settlement reached included an initial payment of
     $1,025,000 due upon execution of the settlement agreement plus 46 consecutive monthly payments of $25,000 commencing October 1, 2006, for a total settlement of $2,175,000 payable over 46 months. In recognition of the fair value of the settlement, the Company, in its third quarter of 2006, recorded an additional $184,000 in legal expense.

     November 2006 - A final decision was reached in the cases of Pondella and Ontario. These two related cases arise from a transaction carried out by a predecessor, American Bingo & Gaming Corporation ("American Bingo") from 1995. In its fourth quarter of 2006, the Company recorded an additional charge to earnings in the amount of $175,000 in addition to $1,610,000 charged to earnings in prior years and funded the amount paid in the settlement including certain legal expenses totaling $1,785,000 through a bank loan collateralized by certain real estate assets.

In January 2006, the Company filed for a summary judgment relating to the South Carolina Department of Revenue issuance of an administrative bingo violation alleging that the Company has an unlawful number of bingo promoter licenses. In February 2007, the case was continued and removed from the docket for up to approximately 18 months and a partial summary judgment was granted dismissing named charities from the matter. The Company is vigorously defending itself and asserts that it is not the holder of the promoter licenses but rather that its lawfully formed subsidiaries are separate corporations that each holds a lawful number of the promoter licenses.

In March 2006, the Company announced a twenty percent (20%) stock dividend.

In July 2006, the Company announced restatements relating to the accounting for stock-based compensation affecting its Q1 2006 results and subsequently in August 2006 announced the restatement of its 2005 results.

In July 2006, the Company appointed a new Executive Vice President and Chief Financial Officer and added a Senior Vice President and Director of Capital Transactions.

In August 2006, the Company announced development of a new Texas Bingo hall in San Angelo, Texas adjacent to its hall purchased in 2005. The hall is planned to open in Q2 2007.

In November 2006, the Company received notification of a trial date, with the Company as Plaintiff, in the Furtney, Case. A trial date is expected in May 2007.

In February 2007, the Company announced the sale of 400,000 unregistered shares of its common stock to an institutional investor at a fifteen percent (15%) premium to the then current market price.

All  of  these  events  are  discussed  more  thoroughly  in  Item  3  -  "Legal
Proceedings",  Item 6 -  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations" and "Notes to Consolidated Financial Statements".

PRINCIPLE BUSINESS AND MARKETS

We currently have two distinct and separate business segments.

     1. "Littlefield Entertainment" owns and operates 29 charitable bingo halls. Of these 29 bingo halls, sixteen (16) are in Texas (Austin-1, Abilene-2, Amarillo-2, McAllen-3, Lubbock-3, Odessa-2, Midland-1, San Angelo-1 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1) and ten (10) are in South Carolina (Charleston-5, Georgetown-1, Goose Creek-1, Walterboro-1, Conway-1, and Aiken-1). The total segment comprised approximately 59% of our total revenues in 2006.

     2. "Littlefield Hospitality" consists of Austin Tents and Events which was acquired in November 2000, Premiere Party Rental which was acquired in July of 2001, and Word of Mouth Custom Catering which was acquired in August of 2001. Austin Tents and Events and Premiere Party Rental were subsequently combined and are now called Premiere Tents and Events. Revenues in our Hospitality division comprised 40% of total revenues in 2006.

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

When we invest in a new start up bingo hall, we anticipate recovering our entire investment (usually $100,000 to $400,000) within one to two years after the attainment of a stable and predictable operating environment (typically 6-12 months after the initiation of operations with a full contingent of charities). In 2004 we opened Coveralls Bingo in Walterboro, SC, which reached a stable and predictable environment in 2005 and should return our entire investment within the 2 year window. We had two new start up halls in South Carolina, neither of which has reached a stable and predictable operating environment to date. These halls are Mill Pond Bingo in Conway, SC and Tally Ho! Bingo in Aiken, SC.

In addition to starting up new charitable bingo halls, we may acquire other companies that also engage in the management of charitable bingo halls. We anticipate an immediate going in return of 25-35% on our entire investment and the ability to sustain that level of performance for a ten (10) year period, absent only regulatory environmental changes beyond our ability to predict or control. In the past three years we have purchased El Bingo Grande Bingo Hall, Bingo Idea, Bingo Barn and Strike It Rich in San Angelo. Of these Bingo Idea and Bingo Barn were purchased with the knowledge that we would not attain these goals, as these were strategic purchases that allowed us to take advantage of our market presence. The El Bingo Grande Hall purchase has produced a 92% return since 2002. In 2002, the first year we operated the hall, we had 12% return, in 2003 a 16% return, in 2004 a 16% return, in 2005 a 20% return and in 2006 a 23% return. In October 2005, we obtained the bingo operations of Strike It Rich Bingo in San Angelo, TX. This was an ongoing bingo hall, but one that was not operating at its potential. In the three months of 2005 that we operated the hall, it generated a 5% return and for 2006 it generated a 46% return.

In  2006,  our  charitable  bingo  halls  raised  approximately   $4,285,000  in
charitable funding for those charities that operate in our bingo halls. We helped raise $470,000 for charities in South Carolina, $510,000 for charities in Alabama, and $3,305,000 for charities in Texas. Since 2001 our company has helped raise well over $20 million for charity.

Competition: The charitable bingo market is a fragmented market, often with operators who are individuals or partnerships, with no one dominant competitor. Competition also includes charitable organizations. From region to region there may be a dominant player in their immediate markets, but we are the only publicly traded bingo promoter with more than just a regional presence.

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

The principle methods of competition used, once an ideal location is obtained, include providing clean, safe and attractive facilities, creating customer loyalty through various marketing efforts, and other promotional programs to stimulate interest in not only playing the game of bingo, but in frequenting our bingo locations specifically. Our combined industry knowledge also gives us a competitive advantage when negotiating with the various charities to use our facilities for their operations. Direct advertising is not permitted under the local bingo regulations by the promoter's organizations in some jurisdictions and is permitted in others.

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

Competition: The catering, party rental, tent installation, and event coordination market is very fragmented, especially in the local Austin area. There are numerous catering and party rental companies in the Austin area. While some companies do offer catering services and party rentals, they do not offer the "one-stop shopping", that our combined companies can provide. The keys to success in the hospitality industry are to maintain quality-trained labor and to strive for consistency and excellence in customer service. The hospitality industry has a tradition of being fragmented and our combined acquisitions of Austin Tents and Events, Premiere Party Rental, and Word of Mouth Custom Catering give us a competitive edge in the Austin marketplace.

Regulation: There is no special regulation for this type of business, other than normal business taxes (sales & use, Texas Alcohol and Beverage Commission, franchise, property, etc.) and employment issues. Permits are often needed for certain site locations. We comply with all regulatory issues.

EMPLOYEES:

As of the report date, we had approximately four hundred twenty five (425) employees and four (4) directors, of which one is a full time employee. Of the current employment level, twelve (12) are at our headquarters in Austin, Texas, twenty eight (28) are engaged in bingo operations, and three hundred eighty four
(384) are with Littlefield Hospitality. Littlefield Hospitality consists of one hundred (100) full time employees and two hundred eighty four (284) part time employees.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

Our principal executive offices, which we own, are located at 2501 North Lamar Boulevard, Austin, Texas 78705. We lease space for the majority of our bingo operations in Texas, Alabama, and South Carolina and in turn sublease the bingo centers to various charities. We are responsible for real estate taxes, insurance, common area maintenance and repair expenses on some of our leases. We own three bingo centers. We believe the condition of our leased and owned properties is good. No single property, leased or owned, amounts to 10% or more of our total assets.

State                City                Location Purpose         Location Name                 Status
------               -----               ----------------         -------------                 ------
Alabama              Mobile              Bingo Hall               Bingo Haven                   Operating
                     Montgomery          Bingo Hall               Winners                       Operating
                     Montgomery          Bingo Hall               Good Times                    Operating
South Carolina       Charleston          (2) Bingo Halls (B&C)    Beacon                        Operating
                     Charleston          (2) Bingo Halls (B&C)    Lucky I                       Operating
                     Charleston          (1) Bingo Halls (C)      Shipwatch                     Operating
                     Georgetown          Bingo Hall               By George! Bingo              Operating
                     Walterboro          Bingo Hall               Coverall Bingo                Operating
                     Conway              Bingo Hall               Mill Pond Bingo               Operating
                     Aiken               Bingo Hall               Tally Ho! Bingo               Operating
                     Goose Creek         Bingo Hall               Galley Hall                   Operating
Texas                Abilene             Bingo Hall               Ambler Bingo                  Operating
                     Abilene             Bingo Hall               Super Bingo                   Operating
                     Amarillo            Bingo Hall               Hi-Plains Bingo               Operating
                     Amarillo            Bingo Hall               Goldstar II Bingo             Operating
                     Austin              Corporate Headquarters   Corporate Hdqtrs              Occupied
                     Austin              Bingo Hall               American Paradise             Operating
                     Lubbock             Bingo Hall               Lucky Bingo                   Operating
                     Lubbock             Bingo Hall               Goldstar I Bingo              Operating
                     Lubbock             Bingo Hall               Parkway Bingo                 Operating
                     McAllen             Bingo Hall               Americana I                   Operating
                     McAllen/San Juan    Bingo Hall               Triple City Bingo             Operating
                     McAllen             Bingo Hall               El Bingo Grande               Operating
                     Midland             Bingo Hall               Bingo Barn                    Operating
                     Odessa              Bingo Hall               Strike It Rich                Operating
                     Odessa              Bingo Hall               Let It Ride                   Operating
                     Austin              Warehouse                Premiere Party Rental         Operating
                     Austin              Kitchen & Offices        Word of Mouth                 Operating
                     San Antonio         Bingo Hall               Blanco Bingo                  Operating
                     San Angelo          Bingo Hall               Strike It Rich                Operating

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

Settled. These two related cases have been settled and arise from a transaction carried out by a predecessor, American Bingo & Gaming Corporation ("American Bingo"), in July 1995, when American Bingo bought three Florida bingo centers from two corporations owed and controlled by Phillip Furtney. More specifically, American Bingo purchased the assets of Pondella Hall for Hire and Fountains Bingo from Pondella Hall for Hire, Inc., and the stock of Bingo Trail from 800438 Ontario Ltd. American Bingo paid the Furtney controlled entities over $450,000 at the time of purchase and agreed to pay additional compensation of $450,000 over a period of twenty-four months and transfer stock in American Bingo having a value of an additional $450,000. Several months after the acquisition of the three halls, the Florida Attorney General's office obtained an indictment and brought a civil proceeding related to two of the three halls for alleged gambling related offenses. This investigation had been ongoing at, and for some time prior to, the acquisition of the halls, but had not been disclosed to American Bingo by the sellers. As a result of these legal proceedings, and the very real threat of additional legal proceedings against the American Bingo and its officers, the halls were closed and sold to third parties. Additionally, American Bingo settled the litigation brought by the Florida Attorney General by pleading to misdemeanor sales tax violations, paying substantial fines, and agreeing to terms which precluded American Bingo from business in the state of Florida. (This prohibition has since been lifted as a result of further negotiations with the State of Florida.)

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

A jury trial on all claims, except American Bingo's claims against Furtney, was conducted in January 2005. The Jury found for Pondella and 800438 Ontario on all their claims and against American Bingo on their claims against Pondella and 800438 Ontario. Following trial, the Judge granted American Bingo's motion for a directed verdict on Pondella's claim for conversion. The principal amount of Pondella's judgment is $410,000 and with interest and attorney's fees totals $802,039. The principal amount of 800438 Ontario's judgment was $450,000 and with interest and attorney's fees totals $808,996. The Company appealed these judgments to the Florida Second District Court of Appeal and vigorously pursued its rights on appeal. Additionally, the Company has bonded off both judgments, which precludes any efforts to collect on the judgments during the appeal. The company accrued a total of $1,610,000 on its financial statements related to these matters, $1,500,000 on the 2004 financial statements and $110,000 on its 2005 financial statements. In November, 2006 a final decision was reached for the plaintiffs. As a result, the Company recorded an additional $175,000 legal expense in its fourth quarter. The Company funded the amount paid including certain attorney fees through a bank loan collateralized by certain real estate.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No. 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

Littlefield is the Plaintiff in this case which is still pending. As set forth in the previous section, the Company also brought claims against Philip Furtney related to his failure to disclose the existence of the investigation of the Florida Attorney General regarding the bingo halls acquired by American Bingo from the Furtney controlled entities. These claims were dismissed from the original litigation based upon the Company's inability to serve the Complaints on Furtney, a foreign resident, when he refused to voluntarily accept service of the Complaints. This dismissal did not decide or relate to the merits of the claims against Furtney. The Company refiled the Complaints against Furtney in separate litigation and was finally successful in serving Furtney when he appeared in Florida for trial of the Pondella/800438 Ontario cases in January 2005. The Company intends to vigorously pursue its claims against Furtney. The case against Furtney is in discovery. The Company expects a trial date in May 2007.

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston.

Settled. Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the "Lucky II" facility, which was closed in early 2000. The lease expired in February 2003. Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company's liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff withdrew their support of the settlement agreement shortly thereafter. Effective January 1, 2006 a settlement was reached between the two parties in which Littlefield will pay a sum of $500,000. The Company accrued for the remaining balance of approximately $353,000 in the 2005 financial statements. A payment was made in one lump sum payment of $250,000 on January 3, 2006 and additional payment have been made in the amount of $10,000 a month and will continue for the next 25 months, final payment to be made January 5, 2008.

Littlefield Corp. v. Dye, Civil Action No. 2002-cp-08-478.

Settled. The Company filed an action on March 6, 2002, in Berkeley County, South Carolina for collection on a note signed by Danny C. Dye. The note, which was executed on December 10, 1998, was in the amount of $80,000. The Company alleged that Dye owed $58,481 toward the principal balance, plus $19,257 in accrued interest through December 31, 2002. On January 14, 2003, Mr. Dye amended his answer to assert counterclaims against the Company for fraudulent breach of contract and violation of the South Carolina Payment of Wages Act based on allegations that the Company failed to pay Dye amounts due under an employment contract. Mr. Dye alleged that the Company owed him $375,000 in unpaid salary and sought treble damages under the Payment of Wages Act for a total amount of $1,250,000 in damages. On September 19, 2005, the parties agreed to voluntarily dismiss their claims pursuant to South Carolina Rule of Civil Procedure 40(j). Rule 40(j) permits parties to voluntarily dismiss claims with leave to restore the case to the active trial roster within one year of dismissal. If the parties do not restore the case to the trial roster within one year, all claims are dismissed with prejudice. Neither Mr. Dye nor the Company elected to restore this case to the trial roster within the one year period and thus the claims of both parties are now dismissed with prejudice.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo & Gaming Corp., Civil Action No. 97-CP-10-4685.

Settled. After a split, adverse decision by the South Carolina Supreme Court, the Company entered into settlement negotiations while also preserving its right to further review with the United States Supreme Court on the issue of punitive damages. Subsequent to the filing of the Company's petition for a writ of certiorari with the United States Supreme Court, the matter was settled on August 25, 2006. At the time of settlement, the judgment against the Company, including principal and interest, totaled $2,792,033. The total settlement reached included an initial payment of $1,025,000 due upon execution of the settlement agreement plus 46 consecutive monthly payments of $25,000 commencing October 1, 2006, for a total settlement of $2,175,000 over the 46 month period. In the event of a default of payment of the remaining amounts due, the original judgment amount less amounts previously paid shall be due and payable. In recognition of the present value of the settlement, the Company, in its third quarter of 2006, recorded an additional $184,000 in legal expense in addition to previously recognized legal expense of $1,727,000 in prior years. The carrying amount of the settlement liability outstanding as of December 31, 2006 was $801,004 for 41 remaining payments. The Company withdrew the petition to the United States Supreme Court and will receive a full release of all claims and a satisfaction of the judgment upon the record when payments are completed.

Amy Ramon, et al v. Clark C. Lilly, et al; Cause No. 2006-535,397 in the 237th District Court of Lubbock County, Texas.

This case is still pending. This proceeding is the result of the consolidation of four separate lawsuits. Littlefield Corporation, Meeks Management Company (sued as Meeks Management Corporation), and Littlefield Charitable Bingo Management Consulting, Inc., (and other non-related parties including the charities) are defendants in this case. The Plaintiffs are six former employees of various charities which operate from a bingo hall leased to the charities by Meeks Management Company. Plaintiffs have sued, among others, Littlefield Corporation, and two of its subsidiaries, Meeks Management Company (sued as Meeks Management Corporation) and Littlefield Charitable Bingo Management Consulting, Inc.

The plaintiffs claim that the bingo hall manager sexually harassed them and terminated them in violation of their rights under nondiscrimination provisions of the Texas Labor Code and also assert various tort claims against the defendants under state law, including, but not limited to, claims for negligent hiring, supervision, and retention of the alleged harasser. Plaintiffs allege that the defendants (other than the bingo hall manager), including Littlefield and its named subsidiaries, were their employers and the employers of the accused harasser. All of the plaintiffs claim that Littlefield (and subs) as well as the charities were their employers and that of Clark Lilly and liable for his harassing and other tortuous conduct. Various claims are also made for negligence in hiring, supervision, and retention of Mr. Lilly and other state law tort claims which are not technically dependent upon the status of Littlefield as an employer under the state discrimination law. The plaintiffs also claimed they were terminated in retaliation for making their claims of discrimination. Some of the plaintiffs have also claimed sexual discrimination in compensation. The depositions of some, but not all, of the plaintiffs have been taken. None of the depositions of the defendants have been taken.

Littlefield and named subsidiaries intend to seek a summary judgment soon after the depositions of the defendants are taken on the basis of the lack of an employee-employer relationship with either the plaintiffs or Mr. Lilly. Littlefield and its named subsidiaries intend to vigorously defend this case because the plaintiffs and the alleged harasser were not their employees. Trial is scheduled for October 15, 2007.

South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., Gamecock Promotions, Inc., H.F. Help, Inc., United Black Fund of Midlands, Berkeley County SPCA, S.C. Battleground Pres. Trust, Charleston County FOP, Coastal Carolina FOP Lodge#12, Humane Net Inc., Gamecock Promotions, Fraternal Order of Police Lodge #19; Hejaz Shrine Temple, Pet Helpers, Inc., Cannon Street YMCA and Low Country Food Bank, 05-ALJ-17-0413-CC

This case is still pending. In January 2006, the Company filed for a summary judgment relating to the South Carolina Department of Revenue issuance of an administrative bingo violation alleging that the Company has an unlawful number of bingo promoter licenses. The Department of Revenue seeks to revoke all but 5 bingo promoter licenses held by the Company's South Carolina subsidiaries and seeks a $5,000.00 penalty. The Department of Revenue's theory is that the three South Carolina subsidiaries are invalid corporations and that as a matter of law the Company is the holder of the 12 promoter licenses at issue. South Carolina law provides that a promoter may only have 5 licenses. The South Carolina Department of Revenue has moved to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company. In February 2007, the case was continued and removed from the docket for up to approximately 18 months and a partial summary judgment was granted dismissing named charities from the matter. The Company is vigorously defending itself and asserts that it is not the holder of the promoter licenses but rather that its lawfully formed subsidiaries are separate corporations that each holds a lawful number of the promoter licenses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of the stockholders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol "LTFD". The following table shows the range of reported high and low closing prices for our common stock for the periods indicated as reported on a daily basis by the OTC Bulletin Board.

2006:                High     Low               2005:              High    Low
-----                ----     ---               -----              ----    ---
First Quarter        $1.34    $0.47             First Quarter      $0.63   $0.48
Second Quarter       $1.92    $1.10             Second Quarter     $0.63   $0.47
Third Quarter        $1.32    $1.01             Third Quarter      $0.60   $0.50
Fourth Quarter       $1.10    $0.79             Fourth Quarter     $0.61   $0.48

High and low closing prices presented have been adjusted for a 20% stock dividend in April, 2006.

Security Holders

As of March 5, 2007, our common stock was held by approximately 1,045 beneficial shareholders.

Dividends

We have not paid, and currently have no intention to pay, any cash dividends on our common stock. In the second quarter of 2006 we issued a stock dividend of 20% of our outstanding common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

                                Number of securities to be    Weighted average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
        Plan Category               warrants and rights                rights                   future issuance
                                            (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
 approved by security holders             763,566                       0.70                       1,391,474

Equity compensation plans not
 approved by security holders               NA                           NA                           NA
            Total                         763,566                       0.70                       1,391,474

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2006. Also see subsequent event footnote.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and video gaming operations, and completed an initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama and South Carolina and have two operating segments - Littlefield Entertainment and Littlefield Hospitality. We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

The statements in this Annual Report on Form 10-KSB relating to matters that are not historical facts, including, but not limited to statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Annual Report.

In August 2006, we restated our financial statements for the year ended December 31, 2005 to correct errors in reporting share based compensation. The amended Form 10-KSB/A for the year ended December 31, 2005 was filed on August 31, 2006. References in this 10-KSB to our operations, assets, liabilities and cash flows for the full year 2005 include the previously reported revisions to financial information for the period ended December 31, 2005.

Results of Operations
---------------------

In 2006, we continued growth in our Entertainment division and we achieved profitability in our Hospitality division. We also concluded three long outstanding legal cases. Full Year 2006 earnings included approximately $434,000 of notable items: $358,000 associated with legal settlement expenses, $110,000 of non cash expenses for stock-based compensation and a $34,000 insurance payment. Full Year 2005 earnings included a net gain of $1,025,000 mainly from a gain on the sale of real property assets in South Carolina of $996,000, income from the settlement of a promissory note for $544,000 and asset sales of $15,000. These were partially offset by $463,000 for legal settlements and $67,000 of stock based compensation.

Revenues
--------

The following table sets forth the Company's revenues by segment for 2006 compared to 2005:

                            2006            2005        Change        % Change
                            ----            ----        ------        --------
Total Revenues          $13,401,000   $11,331,000      $2,070,000        18%
Entertainment             7,909,000     6,908,000       1,001,000        14%
   Texas                  4,954,000     3,939,000       1,015,000        26%
   South Carolina         1,498,000     1,439,000          59,000         4%
   Alabama                1,457,000     1,530,000         (73,000)       (5%)
Hospitality             $ 5,419,000     4,327,000      $1,092,000        25%

Total revenues for the Company increased 18% over 2005 with both Entertainment and Hospitality segments contributing to the increase in revenue. Entertainment revenue rose 14% largely reflecting the October 2005 purchase of an additional bingo hall in Texas. Alabama operations were affected by increased competition in the form of casinos on the Indian Reservations and electronic gaming machines at a horse race track in the adjoining counties. The Entertainment segment accounted for 59% of total revenues compared with 61% of total revenues in 2005. By state, Entertainment revenues for Texas, South Carolina and Alabama were 63%, 19%, and 18% of total Entertainment revenue respectively compared to 57%, 21% and 22% in 2005. Hospitality revenue increased 25% over the prior year reflecting the contribution of larger customers and events. Hospitality accounted for 40% of total revenues in 2006, compared to 38% of total revenues in 2005.

Costs and Expenses
------------------

Cost of services increased 12% over the prior year. This, in conjunction with the higher revenue growth of 18%, resulted in an improvement of gross profit percent (gross profit as a percent of sales) to 25.2% from 20.9% in 2005. Overall, total gross profit increased $1 million over the prior year. The table below summarizes gross profit by segment for 2006 and 2005:

                            2006           2005        Change         % Change
                            ----           ----        ------         --------
Total Gross Profit       $3,375,000     $2,368,000    $1,007,000        43%
Entertainment             3,283,000      2,510,000       773,000        31%
Hospitality                $ 46,000      ($221,000)     $267,000         NM

The increases in gross profit margin can be attributed to higher revenues and management's concentration on cost containment throughout the organization. The Entertainment gross profit as a percent to sales increased to 41.5% versus 36.3% respectively for 2006 and 2005. The 2006 Hospitality gross profit was $46,000 an improvement of $267,000 over the prior year.

Direct salaries and other compensation were up 16% over the prior year representing staff additions corresponding to the higher revenues. Rent and utilities in 2006 were up approximately 9% over 2005. This increase is largely related to a greater number of facilities in 2006 than were present in the same period of 2005. The remainder of the rent increase is a result of the annual increases in rent and higher utility costs. Other direct operating costs in 2006 were up 17% over the prior year, mainly due to higher costs associated with the increased revenue, higher property taxes, and higher repairs and maintenance at our facilities than occurred in 2005. License expense was up $46,000 as a result of the timing of the payment of licenses. The provision for doubtful accounts remained flat at approximately 1.4% to sales.

Depreciation and amortization expense totaled approximately $756,000 ($645,000 Cost of Services plus $111,000 G&A) in 2006, a decrease of about $125,000 from 2005. The decrease is largely a result of the disposition of assets in late 2005.

General and administrative expenses, excluding related depreciation expense, stock based compensation expense and a $358,000 charge associated with the settlement of two nine year legal disputes totaled approximately $1,774,000 in 2006, compared to approximately $1,973,000 in 2005, a decrease of about $199,000. The decrease mainly related to lower legal expenses partially offset by staff additions from 2005.

The $996,000 gain on the disposition of fixed assets in 2005 resulted mainly from the gain on the sale of a property in South Carolina in September 2005.

Other income and expense was an expense of approximately $137,000 for 2006, compared to other income of approximately $345,000 for 2005. The other income in 2005 was mainly from a $544,000 gain on settlement of a note receivable. The remaining expenses were net interest expenses. Interest expense was up approximately $36,000 compared to 2005, reflecting higher interest rates and financing of legal settlements.

Our income tax expense for 2006 was approximately $96,000 compared to $77,000 in 2005, all of which is related to state income taxes. The Company currently has a net operating loss available for carryover on its federal income taxes of approximately $6,800,000.

Net Income
----------

We realized net income of approximately $786,000 in 2006; $0.07 per basic and $0.07 per fully diluted share. Net income for 2005 was $1,037,000; $0.10 per basic and $0.10 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 10,726,972 in 2006 compared to 10,361,910 in 2005. 2005 shares outstanding have been adjusted to reflect the affect of a 20% stock dividend in Q2 2006.

Full Year 2006  earnings  included  approximately  $434,000 of notable  charges:
$358,000 associated with legal settlements, $110,000 of non cash expenses for stock-based compensation offset by an insurance claim of $34,000.

Full Year 2005 earnings included a net gain of $1,025,000 mainly from a gain on the sale of real property assets in South Carolina of $996,000, income from the settlement of a promissory note for $544,000 and asset sales of $15,000. These were partially offset by $463,000 for legal settlements and $67,000 of stock based compensation.

Adjusted for the notable and non-recurring items above, the adjusted net income was $1,220,000 and basic earnings per share were $0.11 per share in 2006 versus an adjusted net income of $11,000 and basic earnings per share of $0.00 last year excluding the net favorable affects of the sale of assets and settlement of a note receivable and other notable items in 2005.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2006, totaled approximately $2,550,000 and represented 16% of total assets of approximately $16,054,000. Current assets totaled approximately $4,267,000 at December 31, 2006. Current liabilities totaled $2,104,000. Working capital was approximately $2,163,000 and a current ratio of 2 to 1.

The Company has notes and legal settlement payables coming due in the next twenty four months amounting to $534,000 in 2007 and $467,000 in 2008. In addition, in 2007 the Company plans to use its restricted cash in conjunction with a bank refinancing to payoff an existing bank note.

Debt/Lease         12 months     24 Months      36 Months     48 Months    60 Months 2011
Schedule             2007           2008          2009           2010                       Thereafter      Totals


Notes Payable    $   224,515    $   240,819   $   258,732    $   277,456   $  1,643,170   $ 1,618,058   $  4,262,750

Legal
Settlements      $   309,885        225,971       259,718        125,430                                $    921,004

Operating
Leases           $ 1,730,343    $ 1,474,920   $ 1,168,556    $   896,068   $    774,466   $   332,265   $  6,376,618

Obligations      $ 2,264,743    $ 1,941,710   $ 1,687,006    $ 1,298,954   $  2,417,636   $ 1,950,323   $ 11,560,372

Cash provided by operating activities for 2006, totaled approximately $1,796,000 compared to cash provided of $310,000 during 2005. Cash flows provided by operating activities in 2006 were increased by net income of approximately $786,000, non-cash depreciation expense of approximately $756,000, stock based compensation of approximately $110,000, allowance for doubtful accounts of approximately $100,000 and other net changes in asset and liability accounts of approximately $44,000.

Net cash provided by investing activities totaled approximately $723,000 for 2006, compared to net cash provided of approximately $952,000 in 2005. In 2006, cash was used in the amount of approximately $454,000 for the purchase of capital assets and offset by the collection of a note receivable in the amount of approximately $1,177,000. In 2005 cash was used for the purchase of capital assets of approximately $289,000.

Cash used in financing activities in 2006 totaled approximately $589,000, compared to net cash used in financing activities in 2005 of approximately $1,170,000. In 2006, approximately $1,785,000 of financing was obtained through a bank note payable and $204,000 was provided by proceeds from option exercises and the collection of a subscription receivable. This was offset by $2,414,000 of cash used for the payment of capital leases, notes payable and legal settlements and $164,000 for net payments to related parties. In March 2006, the Company announced a twenty percent (20%) stock dividend.

At December 31, 2006, we had approximately $16,054,000 in total assets with total liabilities of approximately $6,778,000 and approximately $9,276,000 of shareholders equity. Total assets include approximately $2,550,000 in cash, $1,283,000 of other current assets and net account receivables and $434,000 of restricted cash, $6,057,000 of net property and equipment, $5,529,000 of intangible assets, and $201,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $265,000, and notes payable obligations of approximately $4,263,000, legal settlement obligations of $921,000 and accrued and related-party liabilities of $1,329,000.

In 2007, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations. We also plan to use advantageous combinations of bank financing, seller financing, treasury stock, and cash on new bingo hall acquisitions when favorable terms can be obtained.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

Statement of Financial Accounting Standards No. 123 (R), Share Based Payments - an amendment to SFAS 123 amends SFAS 123 to establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. These financial statements reflect the January 1, 2006 adoption of this Statement.

In July 2006, the Financial  Accounting  Standards  Board  ("FASB")  issued FASB
Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards ("SFAS") 109.

This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, Accounting for Income Taxes . It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this pronouncement will have a significant impact on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections - a replacement of APB 20 and FASB Statement 3 , for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation on December 31, 2006. The adoption of SAB 108 did not have a significant effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements . This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation) . Taxes within the scope of EITF Issue 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

Item 7 - Financial Statements
-----------------------------

The independent auditors' report, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.

Report of Sprouse & Anderson, L.L.P.                                    F-2
Consolidated Balance Sheet                                              F-3
Consolidated Statements of Operations                                   F-4-F-5
Consolidated Statements of Stockholders' Equity                         F-6
Consolidated Statements of Cash Flows                                   F-7-F-8
Notes to Consolidated Financial Statements                              F-9-F-31

Item 8 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

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

Based upon their evaluation, our management including the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15 d - 15(e) under the Securities Exchange Act) are effective, as of the end of the period covered by this report on Form 10-KSB, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Littlefield Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                                    PART III

Item 9 - Directors and Executive Officers; Compliance With Section 16(a) of the
-------------------------------------------------------------------------------
Exchange Act
------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 16, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than April 25, 2007, is incorporated herein by reference.

Item 10 - Executive Compensation
--------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 16, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than April 25, 2007, is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 16, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than April 25, 2007, is incorporated herein by reference.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------
In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 16, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than April 25, 2007, is incorporated herein by reference.

Item 13 - Exhibits
------------------

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

     10.1* 2002 Stock Option Plan  (incorporated  by reference to Exhibit of the
           Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).

     10.2* 2002  Employee  Stock  Purchase  Plan  (incorporated  by reference to
           Exhibit of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).

     21.1 Subsidiaries of the Company

     31.1 Certification Pursuant to Rules 13a-14(a)

     32.1 Certification Pursuant to 18 U.S.C. 1350

     *    Denotes a management contract or compensatory plan or arrangement.

Item 14 Principal Accountant Fees and Services
----------------------------------------------

Audit Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Littlefield Corporation and Subsidiaries' annual financial statements included in the 10KSB and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2006 and 2005 totaled $67,800 and $63,500 respectively. In addition fees totaling $41,500 were incurred in connection with restatements during 2006.

Tax Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for services rendered to the Company during the fiscal years ended December 31, 2006 and 2005 for tax compliance, tax advice or tax planning was $25,225 and $24,450, respectively.

It is the audit committee's policy to pre-approve all services provided by Sprouse & Anderson, L.L.P. All services provided by Sprouse & Anderson, L.L.P. during the years ended December 31, 2006 and 2005 were pre-approved by the audit committee.


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2007,


                                        LITTLEFIELD CORPORATION
                                        (Registrant)


                                        By:/s/ Jeffrey L. Minch
                                           --------------------
                                           Jeffrey L. Minch
                                           President and CEO


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                                 Date
---------                  -----                                                 ----
/s/Jeffrey L. Minch
-------------------
Jeffrey L. Minch           President and Chief Executive Officer, Director       March 31, 2007

/s/Carlton Williams
-------------------
Carlton Williams           Chairman of the Board                                 March 31, 2007

/s/Alfred Stanley
-----------------
Alfred Stanley             Director                                              March 31, 2007

/s/Michael Wilfley
------------------
Michael Wilfley            Director                                              March 31, 2007

                     LITTLEFIELD CORPORATION & SUBSIDIARIES

                                DECEMBER 31, 2006

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of December 31, 2006                 F-3

     Consolidated Statements of Operations for the
     Years Ended December 31, 2006 and 2005                             F-4-F-5

     Consolidated Statements of Stockholders' Equity and
          Comprehensive Income for the
     Years Ended December 31, 2006 and 2005                             F-6

     Consolidated Statements of Cash Flows for the
     Years Ended December 31, 2006 and 2005                             F-7-F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-9-F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
of Littlefield Corporation

We have audited the accompanying balance sheet of Littlefield Corporation (the "Company") as of December 31, 2006, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


SPROUSE & ANDERSON, L.L.P.


Austin, Texas

March 23, 2007

                    Littlefield Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006

                                     ASSETS
                                     ------

Current Assets:
    Cash and cash equivalents                                                    $2,549,566
    Accounts receivable, net of allowance for doubtful accounts of $179,812       1,088,740
    Equity securities, available for sale                                             3,426
    Other current assets                                                            184,069
    Note Receivable                                                                   7,191
    Restricted Cash                                                                 434,000
                                                                              --------------
    Total Current Assets                                                         $4,266,992
                                                                              --------------

Property and Equipment - at cost, net of accumulated depreciation and
 amortization                                                                    $6,056,662

Other Assets:
    Goodwill                                                                      4,905,111
    Intangible assets, net                                                          623,696
    Other non-current assets                                                        201,289
                                                                              --------------
    Total Other Assets                                                           $5,730,096
                                                                              --------------

TOTAL ASSETS                                                                    $16,053,750
                                                                              ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
    Long term debt, current portion                                                 224,515
    Long term debt, legal settlements, current portion                              309,885
    Trade accounts payable                                                          264,638
    Accrued expenses                                                                919,266
    Other current liabilities-related party                                         386,058
                                                                              --------------
    Total Current Liabilities                                                    $2,104,362
                                                                              --------------

Long-term Liabilities:
    Long term debt, net of current portion                                        4,038,235
    Long term debt, legal settlements                                               611,119
    Other liabilities, related party                                                 24,000
                                                                              --------------
    Total Long-term Liabilities                                                  $4,673,354
                                                                              --------------

Total Liabilities                                                                $6,777,716
                                                                              --------------

Stockholders' Equity:
    Common stock, $.001 par value, (authorized 20,000,000 shares, issued
     11,944,139 shares, outstanding 10,817,941 shares)                               11,944
    Additional paid-in-capital                                                   23,367,178
    Treasury stock - 1,126,198 shares, at cost                                   (1,433,809)
    Accumulated other comprehensive income                                           (4,713)
    Accumulated deficit                                                         (12,664,566)
                                                                              --------------
    Total Stockholders' Equity                                                   $9,276,034
                                                                              --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $16,053,750
                                                                              ==============

                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               2006                     2005
                                                       --------------------     --------------------
REVENUES:
   Entertainment                                       $         7,908,508      $         6,908,360
   Hospitality                                                   5,419,063                4,326,891
   Other                                                            73,601                   96,017
                                                       --------------------     --------------------
TOTAL REVENUES                                                  13,401,172               11,331,268
                                                       ====================     ====================

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation                       3,005,657                2,600,475
    Rent and utilities                                           2,514,104                2,301,728
    Other direct operating costs                                 3,749,755                3,207,902
    Depreciation and amortization                                  644,996                  787,685
    License expense                                                111,260                   65,075
                                                       --------------------     --------------------
TOTAL COSTS AND EXPENSES                                        10,025,772                8,962,865
                                                       --------------------     --------------------

GROSS MARGIN                                                     3,375,400                2,368,403

GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and other compensation                                884,310                  542,890
    Legal and accounting fees                                      309,671                1,050,549
    Reserve for legal settlements                                  358,000                  462,500
    Depreciation and amortization                                  111,112                   93,505
    Compensation Expense                                           109,980                   66,750
    Other general and administrative                               579,679                  379,645
                                                       --------------------     --------------------

    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                    2,352,752                2,595,839

GAIN (LOSS) ON DISPOSITION OF FIXED ASSETS                          (3,189)                 995,838
                                                       --------------------     --------------------

OPERATING INCOME                                                 1,019,459                  768,402

OTHER INCOME AND EXPENSES:
    Interest and investment income                                 114,197                   39,560
    Interest expense                                              (289,022)                (253,360)
    Gain on sale of investment assets                                  ---                   14,184
    Other Income                                                    37,527                  544,429
                                                       --------------------     --------------------
TOTAL OTHER INCOME AND EXPENSES                                   (137,298)                 344,813

INCOME BEFORE INCOME TAXES                                         882,161                1,113,215

PROVISION FOR INCOME TAXES                                          96,411                   76,529
                                                       --------------------     --------------------

NET INCOME                                                         785,750                1,036,686

Unrealized (Loss) on Marketable Securities                          (2,613)                  (1,381)
                                                       --------------------     --------------------
OTHER COMPREHENSIVE (LOSS), Net of Tax of $0 and $0                 (2,613)                  (1,381)
                                                       --------------------     --------------------

NET COMPREHENSIVE INCOME                               $           783,137      $         1,035,305
                                                       ====================     ====================

                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                                  Years Ended December 31,
                                                  2006                2005
                                             ---------------     ---------------
EARNINGS PER SHARE:
    Basic earnings per share                 $        0.073      $        0.100
                                             ===============     ===============

    Diluted earnings per share               $        0.073      $        0.099
                                             ===============     ===============

Weighted average shares outstanding - basic      10,726,972          10,361,910

Weighted average shares outstanding - diluted    10,835,611          10,425,981

                 See notes to consolidated financial statements

               Littlefield Corporation and Subsidiaries
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                       Accumulated
                                              Additional                                                  Other
                            -Common Stock-     Paid-in      Treasury   Subscriptions   Accumulated     Comprehensive
Description                 Shares    Value    Capital       Stock      Receivable       Deficit          Income          Total
-----------              ----------- ------- -----------  ------------  -----------     -------------- ------------- -------------
Balance at December 31,
 2004                      8,378,954 $10,177 $23,715,026  $ (2,293,490) $         0   $   (14,487,002)$        (719)$   6,943,992
                         =========== ======= ===========  ============  ===========     ============== ============= =============
Issuance of treasury
 stock under deferred
 compensation plan            40,000             (26,300)       51,550                                                     25,250
Compensation expense
 related to stock option
 modifications                                    66,750                                                                   66,750
Issuance of treasury
 stock pursuant to
 employee stock purchase
 plan and employee 401K
 deferrals                    45,401             (40,225)       60,002                                                     19,777

Options Exercised by
 employees                   225,000            (183,481)      289,231      (46,000)                                       59,750
Comprehensive income for
 the year ended 12/31/05                                                                                     (1,381)       (1,381)

Net income for the year
 ended 12/31/05                                                                             1,036,686                   1,036,686
                         ----------- ------- -----------  ------------  -----------     -------------- ------------- -------------
Balance at December 31,
 2005                      8,689,355 $10,177 $23,531,770  $ (1,892,707) $   (46,000)    ($ 13,450,316) $     (2,100) $   8,150,824
                         =========== ======= ===========  ============  ===========     ============== ============= =============
Stock dividend             1,767,249   1,767      (1,767)                                                                     ---
Stock-based compensation                         109,980                                                                  109,980
Issuance of treasury
 stock pursuant to
 employee stock purchase
 plan and employee 401K
 deferrals                    41,337             (24,405)       52,498                                                     28,093
Collection of
 subscription receivable                                                     46,000                                        46,000
Options Exercised by
 employees                   320,000            (248,400)      406,400                                                    158,000
Comprehensive income for
 the year ended 12/31/06                                                                                     (2,613)       (2,613)

Net income for the year
 ended 12/31/06                                                                               785,750                     785,750
                         ----------- ------- -----------  ------------  -----------     -------------- ------------- -------------
Balance at December 31,
 2006                     10,817,941 $11,944 $23,367,178  $ (1,433,809) $       ---     ($ 12,664,566)$      (4,713)$   9,276,034
                         =========================================================================================================

                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years Ended December 31,
                                                                 2006                2005
                                                            ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $      785,750      $    1,036,686
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
   Depreciation and amortization                                   756,108             881,189
   Bad debt allowance and write-offs                               100,357              79,455
   Stock based compensation expense                                109,980              66,750
   (Gain)/loss on sales of investment assets                           ---              (9,312)
   (Gain)/loss on disposal of property and equipment                16,913            (995,838)
   Increase (decrease) in cash flows as a result of changes
    in asset and liability account balances:
        Accounts receivable                                          2,925            (640,743)
        Prepaid expenses and other assets                          505,079            (757,256)
        Trade accounts payable                                    (161,027)            133,758
        Accrued expenses and other liabilities                    (319,772)            515,519
                                                            ---------------     ---------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 1,796,313             310,208
                                                            ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities                                   ---              43,946
   Purchase of property and equipment                             (453,870)           (288,573)
   Purchase of goodwill/intangibles                                    ---            (296,083)
   Proceeds from sale of property and equipment                        ---             631,528
   Proceeds from repayment of note receivable, net               1,177,023             860,786
                                                            ---------------     ---------------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                   723,153             951,604
                                                            ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable, settlements and capital leases    (2,413,717)         (1,229,693)
   Payments on related party liabilities                          (164,197)
   Proceeds from note payable                                    1,785,042
   Proceeds from options exercised                                 158,000              59,750
   Collection of subscription receivable                            46,000                 ---
   Purchase of Treasury Stock                                          ---                 ---
                                                            ---------------     ---------------

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                  (588,872)         (1,169,943)
                                                            ---------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        1,930,594              91,869

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     618,972             527,103
                                                            ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $    2,549,566      $      618,972
                                                            ===============     ===============

                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                                      2006                2005
                                                                 ---------------     ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

    Interest                                                     $      256,893      $      243,360
                                                                 ===============     ===============

    Income taxes                                                 $      120,712      $       64,878
                                                                 ===============     ===============


Non-cash transactions:

    Acquisition of property and equipment in exchange for notes
     payable                                                                ---                 ---
                                                                 ===============     ===============

    Acquisition of intangibles in exchange for notes payable                ---      $      350,000
                                                                 ===============     ===============

    Acquisition of equipment under notes payable                            ---      $       17,850
                                                                 ===============     ===============

    Issuance of treasury stock under deferred compensation plan  $       14,133      $       25,250
                                                                 ===============     ===============

    Issuance of treasury stock under employee stock purchase plan$       13,960      $       19,777
                                                                 ===============     ===============

    Issuance of treasury stock for stock subscription receivable            ---      $       46,000
                                                                 ===============     ===============

                 See notes to consolidated financial statements

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

--------------------------------------------------------------------------------
NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

This note receivable was pledged as collateral on a $540,000 note with Plains Capital Bank. The pledge of this receivabFle to Plains Capital Bank was paid in full during 2005.

In September 2005, the Company entered into an agreement to sell the South Carolina shopping center, and accepted a Note Receivable from the purchaser in the amount of $1,400,000. This was a 5 year note receivable with a 10 year amortization, at 7.5% interest payable in monthly installments with a one time $100,000 principal payment due on the first anniversary of the note. This note was settled in full with a discount of $200,000 in February 2006 at its net realizable value of $1,184,214.

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

Advertising:
------------

Advertising costs are expensed when incurred or the first time the advertising takes place. During 2006, the Company had advertising expenses of approximately $98,845 compared to approximately $159,964 in 2005. At December 31, 2005, the Company had prepaid advertising costs of approximately $2,800.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Since 2002, goodwill and intangible assets with indefinite lives are no longer amortized. These indefinite live assets only pertain to the State of Texas. The Company has one class of asset that is classified as indefinite and not subject to periodic amortization. This class of asset is known as a "Grandfathered License." In discussing these "Grandfathered Licenses", a distinction should be made as to the types of bingo licenses the Company owns. There are two classes of commercial lessor licenses in Texas, a "Grandfathered" and a "Tier." The "Grandfathered" license refers to any license that was in existence prior to 1989 in which a non renewal has not occurred. A "Grandfathered" license allows the operator to have up to seven (7) charities in a hall and charge up to $600 per session in rent. These licenses are regulated by the Texas Lottery Commission and must be renewed each year. There is an annual fee associated with the renewal of these licenses, which is expensed throughout the year. There is a limited number of these licenses available and they are traded between individuals and organizations. They are a traded commodity, in that they have a cash value which is determined by the market place. These licenses can only be revoked or canceled by failing to renew them by the renewal date or for illegal activity.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Stock-Based Compensation:
-------------------------

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. We have adopted this statement using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, but leaves prior periods unchanged. SFAS 123R also requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Prior to the effective date of SFAS 123R, we applied Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

The Company recorded approximately $110,000 in compensation expense in the period ended December 31, 2006 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. Information related to the assumptions used in this model is set forth in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005. For options issued in 2006, the following assumptions were used: dividend yield of 10%, expected volatility of 68%, risk free interest rates of 5.0% and an expected life of 7 years.

As of December 31, 2006, the Company had $114,520 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.02 years.

The following table represents the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for the year ending December 31, 2005:

                                                                              2005
                                                                           -----------
        Net income - as reported                                           $ 1,036,686
        Stock-based compensation included in reported net income,
                net of related tax effects                                      66,750
        Total stock-based compensation expense determined under the
                Fair Value Based method, net of related tax effects           (195,967)
                                                                           -----------

        Net income - pro forma                                                 907,469
                                                                           -----------

        Earnings per share
        Basic - as reported                                                      $0.10
        Basic - pro forma                                                        $0.09

        Diluted - as reported                                                    $0.10
        Diluted - pro forma                                                      $0.09

Pro-forma disclosures for the year ended December 31, 2006 are not presented because the amounts are recognized in the Consolidated Statements of Income.

Comprehensive Income:
---------------------

The Company has other comprehensive income related to unrealized gains and losses on available for sale securities.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

Statement of Financial Accounting Standards No. 123 (R), Share Based Payments - an amendment to SFAS 123 amends SFAS 123 to establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. These financial statements reflect the January 1, 2006 adoption of this Statement.

In July 2006, the Financial  Accounting  Standards  Board  ("FASB")  issued FASB
Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards ("SFAS") 109 . This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, Accounting for Income Taxes . It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this pronouncement will have a significant impact on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections - a replacement of APB 20 and FASB Statement 3 , for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation on December 31, 2006. The adoption of SAB 108 did not have a significant effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements . This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation) . Taxes within the scope of EITF Issue 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
--------------------------------------------------------------------------------
NOTE 2 - RESTATEMENT
--------------------------------------------------------------------------------

In July 2006, we identified certain errors that had resulted in misstatements of previously reported stock option expenses. In July 2006 management and the Audit Committee of the Board of Directors concluded that we would amend our previously filed Form 10-Q for the quarter ended March 31, 2006 to correct our reported stock option expenses. In August 2006 management and the Audit Committee of the Board of Directors concluded that we would also amend our previously filed 2005 Form 10-KSB and Forms 10-QSB for quarters ending March 31, 2005, June 30, 2005 and September 30, 2005 to correct our reported stock options expenses. This change was required to reflect modifications made to extend the termination dates of stock option agreements for four non-executive employees and to record a stock subscription receivable in 2005. Accordingly, our financial statements for 2005 and the first quarter of 2006 were amended. The Company filed Amendment No. 1 to its 2005 financial statements on Form 10-KSB/A on August 31, 2006. References in this 10-KSB to our operations, assets, liabilities and cash flows for the full year 2005 include the previously reported revisions to financial information for the period ended December 31, 2005.

--------------------------------------------------------------------------------
NOTE 3 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS
--------------------------------------------------------------------------------

2006
In August, 2006, the Company announced development of a new Texas Bingo hall in San Angelo, Texas adjacent to its hall purchased in 2005. The Hall is planned to open in Q2 2007.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

--------------------------------------------------------------------------------
NOTE 4 - PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

        Property and equipment at December 31, 2006 consists of the following:

        Land                                                  $       764,053
        Buildings                                                   3,221,713
        Building and leasehold improvements                         3,950,838
        Bingo, and rental equipment                                 1,775,574
        Equipment, furniture and fixtures                           2,379,273
        Automobiles                                                   379,433
                                                          --------------------
                                                                   12,470,884
        Less: Accumulated depreciation and amortization            (6,414,222)
                                                          --------------------

        Property and equipment, net                           $     6,056,662
                                                          ====================

Depreciation and amortization expense charged to operations for the years ended December 31, 2006 and 2005 was $756,108 and $881,190 respectively.

--------------------------------------------------------------------------------
NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------------------------------------------

Goodwill at December 31, 2006 is as follows:

                                        Gross
                                      Carrying       Accumulated
                                       Amount        Amortization       Total
                                   --------------- ---------------- ----------------
Goodwill                           $    6,704,375  $    (1,799,264) $     4,905,111
                                   =============== ================ ================
                                    Entertainment    Hospitality               Total
                                   --------------- ---------------- ----------------
Balance at December 31, 2005       $    4,533,727  $       371,384  $     4,905,111

Goodwill acquired during the year             ---              ---              ---
Impairment losses                             ---              ---              ---
Goodwill disposed during the year             ---              ---              ---
                                   --------------- ---------------- ----------------
Balance at December 31, 2006       $    4,533,727  $       371,384  $     4,905,111
                                   =============== ================ ================

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Intangible assets at December 31, 2006 consists of the following:

                                            Gross
                                           Carrying       Accumulated
                                            Amount       Amortization         Total
                                        --------------  ---------------- ----------------
Intangible Assets with Indefinite Lives:
Bingo licenses                           $     589,719  $       (51,974) $       537,745

Intangible Assets with Finite Lives:
Covenants not to compete                 $     297,500  $      (211,549) $        85,951
                                                                        -----------------
Intangible Assets, Net of Accumulated
 Amortization                                                            $       623,696
                                                                        =================

Future amortization on intangible assets with finite lives is as follows:

                       Year                    Amount
                       ----                    ------
                       2007                      27,500
                       2008                      27,500
                       2009                      15,951
                       2010                      10,000
                       2011                       5,000
                       Thereafter                   ---
                                                --------
                       Total                    $85,951
                                                ========

--------------------------------------------------------------------------------
NOTE 6 - WRITE-OFFS AND CHARGES
--------------------------------------------------------------------------------

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

For the years ended December 31, 2006 and 2005, the Company evaluated the carrying value of goodwill for each reporting unit of the Company and determined that no impairment of goodwill was necessary.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

--------------------------------------------------------------------------------
NOTE 7 - LONG-TERM DEBT
--------------------------------------------------------------------------------

Long-term debt at December 31, 2006 consist of the following:

Note payable to a bank, due in monthly installments of approximately $22,000 including interest at prime plus 0.5%, maturing March 2011, secured by real
 estate                                                                         $    1,785,042

Mortgage note payable to a bank, due in quarterly installments of approximately
 $27,244 including interest at prime plus 1%, maturing October 2019, secured by
 real estate                                                                           871,344

Mortgage note payable to a bank, due in monthly installments of $4,394, including interest at the prime rate, maturing August 2012, secured by a deed
 of trust on the real estate                                                           602,668

Mortgage note payable to a third party, due in monthly installments of $5,578, including interest at 8% maturing July 2010, secured by a second lien on the
 real estate                                                                           490,827

Installment note payable to a third party, due in monthly installments of
 $2,279, including interest at 5%, maturing March 2012, secured by real estate         124,284

Installment note payable to a third party, due in monthly installments of
 $4,600, including interest at 6%, maturing September 2011, secured by stock           305,729

Installment note payable to a third party, due in monthly installments of
 $1,519, including interest at 5%, maturing March 2012, secured by bingo hall
 business                                                                               82,856
                                                                                ---------------
                                                                                     4,262,750
  Less current maturities                                                             (224,515)
                                                                                ---------------
  Long-term debt, net of current portion                                        $    4,038,235
                                                                                ===============


Long-term debt, legal settlements at December 31, 2006 consists of the following:


Installments to a third parties, due monthly in the amount of $10,000 to
 $25,000, including interest at 14%, maturing through July 2010, unsecured      $      921,004
  Less current maturities                                                             (309,885)
                                                                                ---------------
  Long-term debt, net of current portion                                        $      611,119
                                                                                ===============

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Payments of notes payable and long term debt, legal settlements for each of the next five fiscal years and thereafter are as follows:

                     Years Ending                            Notes            Legal
                     December 31,                           Payable         Settlements           Total
                     -------------                       -------------     --------------    --------------
                     2007                                    $ 224,515          $ 309,885         $ 534,400
                     2008                                      240,819            225,971           466,790
                     2009                                      258,732            259,718           518,450
                     2010                                      277,456            125,430           402,886
                     2011                                    1,643,170                ---         1,643,170
                    Thereafter                               1,618,058                ---         1,618,058
                                                         -------------     --------------    --------------
                                                           $ 4,262,750        $   921,004       $ 5,183,754
                                                         =============     ==============    ==============


Interest expense for the years ended December 31, 2006 and 2005 were approximately $289,000 and $253,000 respectively.

--------------------------------------------------------------------------------
NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES
--------------------------------------------------------------------------------

The Company did not enter into any new capital leases in 2006 and paid off its capital lease obligations.

--------------------------------------------------------------------------------
NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts that reasonably approximate their fair values.

The carrying amount and fair value of notes payable and legal settlements at December 31, 2006 are as follows:

                                              Carrying Amount       Fair Value
                                              ---------------       ----------
      Notes payable                                 4,262,750        4,262,750
      Long term debt, legal settlements               921,004          921,004

The fair values of the Company's fixed rate notes payable have been estimated based upon relative changes in the Company's borrowing rates since origination of the fixed rate debt.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

--------------------------------------------------------------------------------
NOTE 10 - INCOME TAXES
--------------------------------------------------------------------------------

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 2006 and 2005 is as follows:

                                                             2006                2005
                                                       --------------     ----------------
Expected income tax (benefit)                          $      299,935     $       378,493
Amounts not deductible for federal income tax purposes          3,514              23,715
State income taxes, net of federal income tax                  96,411              76,529
Change in valuation allowance                                (303,449)           (402,208)
                                                       --------------     ----------------
                                                       $       96,411     $        76,529
                                                       ==============     ================


The provision for income taxes consists of the following:

                                                             2006                2005
                                                       --------------     ----------------
Current year income taxes:
      Federal                                          $          -0-     $        10,000
      State                                                    96,411              76,529
Deferred income taxes:
      Federal                                                     -0-             (10,000)
      State                                                       -0-                 -0-
                                                       --------------     ----------------
                                                       $       96,411     $        76,529
                                                       ==============     ================


Deferred tax assets and liabilities as of December 31, 2006 are as follows:

                                                            2006                2005
                                                       --------------     ----------------
Deferred tax asset                                     $    4,529,831     $     4,843,280
Deferred tax liability                                            ---                 ---
Valuation allowance for deferred tax asset                 (4,529,831)         (4,833,280)
                                                       --------------     ----------------
    Net deferred tax asset                             $          -0-     $        10,000
                                                       ==============     ================


The components of deferred tax assets at December 31, 2006 and 2005 are as follows:

Deferred tax asset                                          2006                2005
--------------------------------                       --------------     ----------------
Net operating loss carryforward                        $    2,662,287     $     2,412,003
Depreciation                                                  644,040             884,258
Allowance for doubtful accounts                                70,156              30,987
Accrued expenses                                            1,133,277           1,506,032
Capital Loss carryforward                                      20,071                 ---
Other                                                             ---              10,000
                                                       --------------     ----------------
    Net deferred tax asset                             $    4,529,831     $     4,843,280
                                                       ==============     ================

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The non-current deferred tax asset results from differences in depreciation of fixed assets and legal reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses. Due to continuing operating losses, the deferred tax asset has been allowed for as it does not meet the "more likely than not" recognition criteria.

At December 31, 2006, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6.8 million that begin expiring in the year 2015.

--------------------------------------------------------------------------------
NOTE 11 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company has acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 15). The average price to repurchase these shares was $1.27 and at December 31, 2005. The Company holds 1,126,198 treasury shares.

In 2006 the Company issued 1,767,249 shares of its stock as a stock dividend. The Company issued 41,337 shares of treasury stock under the Employee Stock Purchase Plan and 401K Plan at a cost of $28,093. The Company issued 320,000 shares of treasury stock under options exercised by employees for cash of $158,000. The Company received payment of $46,000 for a subscription receivable. In addition, the Company recognized additional compensation expense of $109,980 related to stock-based compensation.

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

--------------------------------------------------------------------------------
NOTE 12  - EARNINGS PER SHARE
--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings (loss) per share is as follows:

                                               2006                       2005
                                    --------------------------    -------------------------
Numerator:                              Basic       Diluted        Basic        Diluted
---------------------
    Net income                          $785,750      $785,750    $1,036,686    $1,036,686
                                    --------------------------    -------------------------
    Net income available to common
     stockholders                       $785,750      $785,750    $1,036,686    $1,036,686
                                    --------------------------    -------------------------
Denominator:
---------------------
    Weighted average shares
     outstanding                      10,726,972    10,726,972    10,361,910    10,361,910
    Effect of dilutive securities:
    Stock options and warrants               ---       108,639           ---        64,071
                                    --------------------------    -------------------------
    Weighted average shares
    outstanding                       10,726,972    10,835,611    10,361,910    10,425,981
                                    ==========================    =========================
Earnings per share                         $0.07         $0.07         $0.10         $0.10
                                    ==========================    =========================

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

--------------------------------------------------------------------------------
NOTE 13 - ACCOUNTING FOR STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

The Company applies FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share Based Payment using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods recorded in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options. At December 31, 2006, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,600,000 common shares, as adjusted for the 20% stock dividend in 2006 over ten years from the date of each plan's approval. In addition, the plans allow for additional increases of 15% of the then outstanding shares each year through 2008. At December 31, 2006, a total of 763,566 options were outstanding under these plans.

                                   Employee Stock Plans                Other Compensatory         Combined Total
                         ---------------------------------------    --------------------------   ------------------
                                                   Weighted                        Weighted
                                                   Average                          Average
                               Options          Exercise Price       Options    Exercise Price       Options
                         ---------------------------------------    --------------------------   ------------------
Outstanding at 12/31/04            1,034,055               $1.25            ---            ---           1,034,055
Granted                              425,000                0.61            ---            ---             425,000
Exercised                           (225,000)              (0.47)           ---            ---            (225,000)
Forfeited                           (132,500)              (1.53)           ---            ---            (132,500)
                         ----------------------------------------                                ------------------
Outstanding at 12/31/05            1,101,555               $1.13            ---            ---           1,101,555
Granted                              141,011                0.16            ---            ---             141,011
Exercised                           (320,000)              (0.49)           ---            ---            (320,000)
Forfeited                           (159,000)              (3.62)           ---            ---            (159,000)
                         ----------------------------------------                                ------------------
Outstanding at 12/31/06              763,566               $0.70            ---            ---             763.566
                         ========================================                                ==================

The fair value of options issued during 2006 and 2005 were approximately $9,000 and $247,000, respectively. The 141,011 options granted in 2006 includes the affect of the stock dividend issued on employee stock plans of 126,011 options and 15,000 options granted at a weighted average exercise price of $1.46.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The following table summarizes information about options outstanding at December 31, 2006 and 2005 under the Employee Stock Plan adjusted for the 2006 stock dividend:

                                      Options Outstanding                  Options Exercisable
                           ------------------------------------------   ----------------------------
                                         Weighted Avg.
                                           Remaining
             Range of        Number      Contractual    Weighted Avg.     Number      Weighted Avg.
          Exercise Prices  Outstanding        Life     Exercise Price   Exercisable  Exercise Price
          ---------------  ------------------------------------------   ----------------------------
    2006:   $2.83 - 4.23            ---            ---            ---            ---            ---
            $1.88 - 2.82         60,000       1.1 years         $2.74         60,000          $2.74
            $1.26 - 1.87         16,500       9.4 years         $1.32         16,500          $1.32
           $0.00 - $1.25        687,066       7.8 years         $0.51        450,066          $0.51
                                763,566       7.3 years         $0.70        526,566          $0.79

    2005:  $3.39 - $5.07        150,000       0.3 years         $3.75        150,000          $3.75
           $2.26 - $3.38         50,000       2.1 years         $3.29         50,000          $3.29
           $1.51 - $2.25            ---       --- years           ---            ---            ---
           $0.00 - $1.50        901,555       8.4 years         $0.58        505,305          $0.58
                              1,101,555       7.1 years         $1.13        705,305          $1.45

           Aggregate
        intrinsic value        $212,532                                     $141,432

Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $325,575 and $43,725, respectively.

--------------------------------------------------------------------------------
NOTE 14 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The President and CEO of the Company had personally guaranteed $300,000 of a note payable to a third party lender, in the original total amount of $540,000. The note was paid in full in May 2005. The Company accrued a total of $61,125 in loan guaranty fees to him in 2002. In 2002, the President was awarded a $300,000 bonus which is presented on the balance sheet with accrued interest as a current Other current liabilities - related party. The Company accrued $24,376 in interest in 2006 and $24,376 in 2005 on this liability.

The Company purchased the President's office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payments for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. The President was paid interest in the amount of $7,131 in 2006 and $7,131 in 2005.

During 2006, the Board unanimously approved repayment of the office furniture note, loan guarantee and interest thereon in the amount of $105,650, $61,125 and $21,798, respectively.

In accordance with the renewed employment agreement of the President and CEO the Company accrued $24,000 of deferred compensation.

--------------------------------------------------------------------------------
NOTE 15 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

(a) Operating Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

      Year Ending                                Minimum
      December 31,                               Rentals
      ------------                             ----------
      2007                                      1,730,343
      2008                                      1,474,920
      2009                                      1,168,556
      2010                                        896,068
      2011                                        774,466
      Thereafter                                  332,265
                                                  -------
      Total minimum annual rentals             $6,376,618
                                               ==========

Rent expense for the years ended December 31, 2006 and 2005 amounted to approximately $1.8 million and $1.6 million, respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

In 2003, the Company leased out Grandview Bingo in Amarillo. The arrangement is that of a standard monthly sublease and not a per-session lease. The tenant has put down a $7,800 security deposit. The minimum annual future receipts under this sublease are as follows:


      Year Ending                              Minimum
      December 31,                              Rent
      ------------                             --------
      2007                                       93,600
      2008                                       93,600
      2009                                       93,600
      2010                                       93,600
      2011                                       93,600
      Thereafter                                312,000
                                               --------
      Total minimum annual rentals             $780,000
                                               ========

--------------------------------------------------------------------------------
NOTE 15 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

Settled. These two related cases have been settled and arise from a transaction carried out by a predecessor, American Bingo & Gaming Corporation ("American Bingo"), in July 1995, when American Bingo bought three Florida bingo centers from two corporations owed and controlled by Phillip Furtney. More specifically, American Bingo purchased the assets of Pondella Hall for Hire and Fountains Bingo from Pondella Hall for Hire, Inc., and the stock of Bingo Trail from 800438 Ontario Ltd. American Bingo paid the Furtney controlled entities over $450,000 at the time of purchase and agreed to pay additional compensation of $450,000 over a period of twenty-four months and transfer stock in American Bingo having a value of an additional $450,000. Several months after the acquisition of the three halls, the Florida Attorney General's office obtained an indictment and brought a civil proceeding related to two of the three halls for alleged gambling related offenses. This investigation had been ongoing at, and for some time prior to, the acquisition of the halls, but had not been disclosed to American Bingo by the sellers. As a result of these legal proceedings, and the very real threat of additional legal proceedings against the American Bingo and its officers, the halls were closed and sold to third parties. Additionally, American Bingo settled the litigation brought by the Florida Attorney General by pleading to misdemeanor sales tax violations, paying substantial fines, and agreeing to terms which precluded American Bingo from business in the state of Florida. (This prohibition has since been lifted as a result of further negotiations with the State of Florida.)

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

--------------------------------------------------------------------------------
NOTE 15 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

A jury trial on all claims, except American Bingo's claims against Furtney, was conducted in January 2005. The Jury found for Pondella and 800438 Ontario on all their claims and against American Bingo on their claims against Pondella and 800438 Ontario. Following trial, the Judge granted American Bingo's motion for a directed verdict on Pondella's claim for conversion. The principal amount of Pondella's judgment is $410,000 and with interest and attorney's fees totals $802,039. The principal amount of 800438 Ontario's judgment was $450,000 and with interest and attorney's fees totals $808,996. The Company appealed these judgments to the Florida Second District Court of Appeal and vigorously pursued its rights on appeal. Additionally, the Company has bonded off both judgments, which precludes any efforts to collect on the judgments during the appeal. The company accrued a total of $1,610,000 on its financial statements related to these matters, $1,500,000 on the 2004 financial statements and $110,000 on its 2005 financial statements. In November, 2006 a final decision was reached for the plaintiffs. As a result, the Company recorded an additional $175,000 legal expense in its fourth quarter. The Company funded the amount paid including certain attorney fees through a bank loan collateralized by certain real estate.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No. 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

Littlefield is the Plaintiff in this case which is still pending. As set forth in the previous section, the Company also brought claims against Philip Furtney related to his failure to disclose the existence of the investigation of the Florida Attorney General regarding the bingo halls acquired by American Bingo from the Furtney controlled entities. These claims were dismissed from the original litigation based upon the Company's inability to serve the Complaints on Furtney, a foreign resident, when he refused to voluntarily accept service of the Complaints. This dismissal did not decide or relate to the merits of the claims against Furtney. The Company refiled the Complaints against Furtney in separate litigation and was finally successful in serving Furtney when he appeared in Florida for trial of the Pondella/800438 Ontario cases in January 2005. The Company intends to vigorously pursue its claims against Furtney. The case against Furtney is in discovery. The Company expects a trial date in May 2007.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

--------------------------------------------------------------------------------
NOTE 15 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston.

Settled. Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. The tenant on the lease was Concessions Corp., a subsidiary of the Company and had been used as the location of the "Lucky II" facility, which was closed in early 2000. The lease expired in February 2003. Because rental payments under the lease were in arrears, Lenrich Associates sought to enforce the guaranty against the Company. The Company's liability under the guaranty was capped at the lesser of two years of fixed and additional rent or the amount of fixed and additional rent corresponding to the time period mandated by South Carolina law. A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff withdrew their support of the settlement agreement shortly thereafter. Effective January 1, 2006 a settlement was reached between the two parties in which Littlefield will pay a sum of $500,000. The Company accrued for the remaining balance of approximately $353,000 in the 2005 financial statements. A payment was made in one lump sum payment of $250,000 on January 3, 2006 and additional payment have been made in the amount of $10,000 a month and will continue for the next 25 months, final payment to be made January 5, 2008.

Littlefield Corp. v. Dye, Civil Action No. 2002-cp-08-478.

Settled. The Company filed an action on March 6, 2002, in Berkeley County, South Carolina for collection on a note signed by Danny C. Dye. The note, which was executed on December 10, 1998, was in the amount of $80,000. The Company alleged that Dye owed $58,481 toward the principal balance, plus $19,257 in accrued interest through December 31, 2002. On January 14, 2003, Mr. Dye amended his answer to assert counterclaims against the Company for fraudulent breach of contract and violation of the South Carolina Payment of Wages Act based on allegations that the Company failed to pay Dye amounts due under an employment contract. Mr. Dye alleged that the Company owed him $375,000 in unpaid salary and sought treble damages under the Payment of Wages Act for a total amount of $1,250,000 in damages. On September 19, 2005, the parties agreed to voluntarily dismiss their claims pursuant to South Carolina Rule of Civil Procedure 40(j). Rule 40(j) permits parties to voluntarily dismiss claims with leave to restore the case to the active trial roster within one year of dismissal. If the parties do not restore the case to the trial roster within one year, all claims are dismissed with prejudice. Neither Mr. Dye nor the Company elected to restore this case to the trial roster within the one year period and thus the claims of both parties are now dismissed with prejudice.

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo & Gaming Corp., Civil Action No. 97-CP-10-4685.

Settled. This case has been settled. After a split, adverse decision by the South Carolina Supreme Court, the Company entered into settlement negotiations while also preserving its right to further review with the United States Supreme Court on the issue of punitive damages. Subsequent to the filing of the Company's petition for a writ of certiorari with the United States Supreme Court, the matter was settled on August 25, 2006. At the time of settlement, the judgment against the Company, including principal and interest, totaled $2,792,033. The total settlement reached included an initial payment of $1,025,000 due upon execution of the settlement agreement plus 46 consecutive monthly payments of $25,000 commencing October 1, 2006, for a total settlement of $2,175,000 over the 46 month period. In the event of a default of payment of the remaining amounts due, the original judgment amount less amounts previously paid shall be due and payable. In recognition of the present value of the settlement, the Company, in its third quarter of 2006, recorded an additional $184,000 in legal expense in addition to previously recognized legal expense of $1,727,000 in prior years. The carrying amount of the settlement liability outstanding as of December 31, 2006 was $801,004 for 41 remaining payments. The Company withdrew the petition to the United States Supreme Court and will receive a full release of all claims and a satisfaction of the judgment upon the record when payments are completed.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

--------------------------------------------------------------------------------
NOTE 15 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Amy Ramon, et al v. Clark C. Lilly, et al; Cause No. 2006-535,397 in the 237th District Court of Lubbock County, Texas.

This case is still pending. This proceeding is the result of the consolidation of four separate lawsuits. Littlefield Corporation, Meeks Management Company (sued as Meeks Management Corporation), and Littlefield Charitable Bingo Management Consulting, Inc., (and other non-related parties including the charities) are defendants in this case. The Plaintiffs are six former employees of various charities which operate from a bingo hall leased to the charities by Meeks Management Company. Plaintiffs have sued, among others, Littlefield Corporation, and two of its subsidiaries, Meeks Management Company (sued as Meeks Management Corporation) and Littlefield Charitable Bingo Management Consulting, Inc.

The plaintiffs claim that the bingo hall manager sexually harassed them and terminated them in violation of their rights under nondiscrimination provisions of the Texas Labor Code and also assert various tort claims against the defendants under state law, including, but not limited to, claims for negligent hiring, supervision, and retention of the alleged harasser. Plaintiffs allege that the defendants (other than the bingo hall manager), including Littlefield and its named subsidiaries, were their employers and the employers of the accused harasser. All of the plaintiffs claim that Littlefield (and subs) as well as the charities were their employers and that of Clark Lilly and liable for his harassing and other tortuous conduct. Various claims are also made for negligence in hiring, supervision, and retention of Mr. Lilly and other state law tort claims which are not technically dependent upon the status of Littlefield as an employer under the state discrimination law. The plaintiffs also claimed they were terminated in retaliation for making their claims of discrimination. Some of the plaintiffs have also claimed sexual discrimination in compensation. The depositions of some, but not all, of the plaintiffs have been taken. None of the depositions of the defendants have been taken.

Littlefield and named subsidiaries intend to seek a summary judgment soon after the depositions of the defendants are taken on the basis of the lack of an employee-employer relationship with either the plaintiffs or Mr. Lilly. Littlefield and its named subsidiaries intend to vigorously defend this case because the plaintiffs and the alleged harasser were not their employees. Trial is scheduled for October 15, 2007.

South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., Gamecock Promotions, Inc., H.F. Help, Inc., United Black Fund of Midlands, Berkeley County SPCA, S.C. Battleground Pres. Trust, Charleston County FOP, Coastal Carolina FOP Lodge#12, Humane Net Inc., Gamecock Promotions, Fraternal Order of Police Lodge #19; Hejaz Shrine Temple, Pet Helpers, Inc., Cannon Street YMCA and Low Country Food Bank, 05-ALJ-17-0413-CC

This case is still pending. In January 2006, the Company filed for a summary judgment relating to the South Carolina Department of Revenue issuance of an administrative bingo violation alleging that the Company has an unlawful number of bingo promoter licenses. The Department of Revenue seeks to revoke all but 5 bingo promoter licenses held by the Company's South Carolina subsidiaries and seeks a $5,000.00 penalty. The Department of Revenue's theory is that the three South Carolina subsidiaries are invalid corporations and that as a matter of law the Company is the holder of the 12 promoter licenses at issue. South Carolina law provides that a promoter may only have 5 licenses. The South Carolina Department of Revenue has moved to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company. In February 2007, the case was continued and removed from the docket for up to approximately 18 months and a partial summary judgment was granted dismissing named charities from the matter. The Company is vigorously defending itself and asserts that it is not the holder of the promoter licenses but rather that its lawfully formed subsidiaries are separate corporations that each holds a lawful number of the promoter licenses.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

--------------------------------------------------------------------------------
NOTE 15 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

(c) Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock. On February 8, 2000 the Company amended the stock repurchase program to permit purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous. The amount was subsequently increased to 3,000,000 shares. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. Any shares so repurchased will be held as treasury shares and be available for general corporate purposes. No shares were repurchased in 2006 or 2005.

(d) Concentration of Credit Risk:

The Company maintains its cash in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006, cash in banks exceeded FDIC coverage by approximately $2.3 million.

(e) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was instituted in 2001. In 2006 employees were allowed to defer up to 90% of their wages to a maximum of $15,000, tax deferred, for retirement purposes. The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management. At December 31, 2006 and 2005, the Company contributed $0 and $0 respectively, into the Plan.

 (f) Employee Stock Purchase Plan

During 2002, the Company implemented the 2002 Employee Stock Purchase Plan to allow employees of Littlefield Corporation and any subsidiaries to acquire stock ownership in the Company. The Company has reserved 250,000 shares under this plan. Offering of shares under this plan will commence 1) on the first day of each fiscal year and will end on the last day of the fiscal year or 2) at the sole discretion of the administrators. Any offerings that remain unsold during the offering period shall expire and shall be made available for grant in future offering periods. Eligible employees shall elect to make contributions between 1% and 10% of gross compensation. The exercise price of any shares purchased by a participant shall be at eighty-five percent (85%) of the lower of the fair market value of the common stock on the date of the grant or date of exercise. Through December 31, 2006, 153,400 shares have been purchased through this program. Of the shares purchased 26,984 shares were purchased in 2006 and 17,621 in 2005.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

During 2006, the Company renewed and modified its employment agreement with its President and CEO to extend through December 31, 2008. Should the Company terminate the employment agreement without cause, the Company would be liable for salary compensation of $200,000, the acceleration of unvested stock-based compensation, deferred compensation of $24,000 and the payment of other stated benefits earned in cash.

--------------------------------------------------------------------------------
NOTE 16 - SEGMENTS
--------------------------------------------------------------------------------

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

The Company's Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that depreciation and amortization are allocated to each segment from functional department totals based on certain assumptions which include, among other things, revenues. Also, the Company's CODM does not view segment results below gross profit (loss), therefore, corporate overhead including general and administrative expenses, net interest income, other income, and the provision for income taxes are not broken out by segment below.

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

A summary of the segment financial information reported to the CODM is as follows:

                            Year Ended December 31, 2006
-------------------------------------------------------------------------------------
                          Entertainment   Hospitality    Adjustment    Consolidated
                         ------------------------------------------------------------
Revenue                      $7,909,000     $5,419,000        $73,000    $13,401,000
Depreciation and
 amortization                   409,000        236,000        111,000        756,000
Segment profit (loss)         3,283,000         46,000     (2,543,000)       786,000
Segment Assets              $25,050,000     $1,631,000    (10,627,000)    16,054,000

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

                          Year Ended December 31, 2005
                          ----------------------------

                                  Entertainment     Hospitality        Adjustment    Consolidated
                                  -------------     -----------        ----------    ------------
Revenue                             $6,908,000       $4,327,000           $96,000     $11,331,000
Depreciation and amortization          472,000          316,000            93,000         881,000
Segment profit (loss)                2,510,000        (221,000)       (1,252,000)       1,037,000
Segment Assets                     $24,913,000       $1,604,000      (10,289,000)      16,228,000

The adjustments represent other corporate expenses, other income, depreciation and amortization related to corporate assets, corporate gains and losses on disposition of assets, and corporate capital expenditures to reconcile segment balances to consolidated balances.

--------------------------------------------------------------------------------
NOTE 17 - INVESTMENTS
--------------------------------------------------------------------------------

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, "Accounting for Investments in Debt and Equity Securities". The Company's investments consist of the following:

                                  2006
               ---------------------------------------------
                                               Unrealized
                  Basis     Fair Value         Gain (Loss)
               ----------  ------------     ----------------
Mutual Funds      $8,139         $3,426             $(4,713)
               ==========  ============     ================

These securities are considered available-for-sale, as defined by SFAS No. 115, and accordingly, the unrealized holding loss is shown in other comprehensive income as follows:


Unrealized holding Gain (loss) recognized at year end            $    (2,613)
Gain(Loss) recognized in prior year earnings                          (2,100)
Unrealized holding gain (loss) on investments held for sale.     $    (4,713)

--------------------------------------------------------------------------------
NOTE 18 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------


In March 2007, the Company received a commitment to refinance its obligations related to certain legal settlements through a bank note payable. The note bears interest at prime plus one-half percent (0.5%), contains certain loan covenants and is secured by certain real estate. Associated with the refinancing, the Company plans to use its restricted cash in conjunction with the bank refinancing to payoff an existing bank note and remove an existing lien position.

In March 2007, the Company sold 400,000 unregistered shares of its common stock for proceeds of $476,560 to an institutional investor at a fifteen percent (15%) premium.