Form 10QSB
period 2007-03-31
LITTLEFIELD CORP
filed 2007-05-15
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal quarter ended March 31, 2007

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

As of March 31, 2007, the Issuer had 11,217,941 shares of its Common Stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format: YES  [  ]  NO  [ X ]

                             Littlefield Corporation

                                   FORM 10-QSB

                      For the quarter ended March 31, 2007

                                      INDEX


Part I.  Financial Information

                            Item 1.  Financial Statements

                                 a) Consolidated Statements of Operations for the Three
                                     Months Ended March 31, 2007 and 2006........................................     2

                                 b)  Consolidated Balance Sheet as of March 31, 2007.............................     4

                                     Consolidated Statements of Cash Flows for the Three
                                 c)  Months Ended March 31, 2007 and 2006........................................     5

                                 d)  Notes to Consolidated Financial Statements                                       7

                            Item 2.  Management's Discussion and Analysis of Financial Condition
                                     And Results of Operations...................................................    15

                            Item 3.  Controls and Procedures                                                         17

Part II.  Other Information

                                     Item 1.  Legal Proceedings..................................................    18

                                     Item 6.  Exhibits...........................................................    18

          Signatures                                                                                                 18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


Three Months Ended March 31,                                                                        2007        2006
                                                                                                 ----------- -----------
REVENUES:
   Entertainment                                                                                 $2,334,101  $2,172,319
   Hospitality                                                                                    1,143,396     700,848
   Other                                                                                             11,623      46,070
                                                                                                 ----------- -----------
TOTAL REVENUES                                                                                    3,489,120   2,919,237
                                                                                                 ----------- -----------

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation                                                          768,623     568,518
    Rent and utilities                                                                              617,201     613,819
    Other direct operating costs                                                                    801,753     658,442
    Depreciation and amortization                                                                   156,061     163,617
    License expense                                                                                  30,829      40,226
                                                                                                 ----------- -----------
TOTAL COSTS AND EXPENSES                                                                          2,374,467   2,044,622
                                                                                                 ----------- -----------
GROSS MARGIN                                                                                      1,114,653     874,615

GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and other compensation                                                                 273,030     147,854
    Legal and accounting fees                                                                       110,388      15,379
    Depreciation and amortization                                                                    28,600      24,396
    Stock-based compensation expense                                                                 14,311      24,958
    Other general and administrative                                                                195,238     111,203
                                                                                                 ----------- -----------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                                                       621,567     323,790

OPERATING INCOME                                                                                    493,086     550,825

OTHER INCOME (EXPENSE):
    Interest and investment income                                                                   14,942      32,452
    Interest expense ($5,063 and $7,877 respectively to related parties)                           (129,888)    (56,859)
    Gain(loss) on fixed asset sales                                                                       0         346
    Other income                                                                                          0      37,402
                                                                                                 ----------- -----------
TOTAL OTHER INCOME (EXPENSE)                                                                       (114,946)     13,341

                                                                                                 ----------- -----------
NET INCOME BEFORE PROVISION FOR INCOME TAXES                                                        378,140     564,166

PROVISION FOR INCOME TAXES                                                                           20,000      15,000
                                                                                                 ----------- -----------

NET INCOME                                                                                          358,140     549,166

OTHER COMPREHENSIVE INCOME                                                                               33           0
                                                                                                 ----------- -----------

NET COMPREHENSIVE INCOME                                                                         $  358,173  $  549,166
                                                                                                 =========== ===========

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2007,                                                                 2007          2006
                                                                                               ------------ ------------
EARNINGS PER SHARE:
    Basic earnings per share                                                                   $     0.033  $      .052
                                                                                               ============ ============

    Diluted earnings per share                                                                 $     0.032  $      .052
                                                                                               ============ ============

Weighted average shares outstanding - basic                                                     10,955,719   10,494,921
                                                                                               ============ ============

Weighted average shares outstanding - diluted                                                   11,178,523   10,637,927
                                                                                               ============ ============



                 See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

                                     ASSETS
                                     ------
Current Assets:                                                                                      March 31, 2007
                                                                                               -------------------------
    Cash and cash equivalents                                                                  $              3,198,128
    Accounts receivable, net of allowance for doubtful accounts of $166,900                                     900,555
    Equity Securities, available for sale                                                                         3,460
    Restricted Cash                                                                                             434,000
    Other prepaid expenses and current assets                                                                   229,297
    Note receivable                                                                                               6,753
                                                                                               -------------------------
    Total Current Assets                                                                                      4,772,193
                                                                                               -------------------------

Property and Equipment - at cost, net of accumulated depreciation and amortization                            6,005,394

Other Assets:
    Goodwill                                                                                                  4,905,111
    Intangible assets, net                                                                                      616,321
    Other non-current assets                                                                                    200,799
                                                                                               -------------------------
    Total Other Assets                                                                                        5,722,231
                                                                                               -------------------------

TOTAL ASSETS                                                                                   $             16,499,818
                                                                                               =========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Long term debt, current portion                                                                             224,515
    Long term debt, legal settlements, current portion                                                          279,885
    Trade accounts payable                                                                                      109,005
    Accrued expenses                                                                                            768,285
    Other current liabilities - related party                                                                   391,121
                                                                                               -------------------------
    Total Current Liabilities                                                                                 1,772,811
                                                                                               -------------------------

Long-term Liabilities:
    Long term debt, net of current portion                                                                    4,008,157
    Long term debt, legal settlements, net of current portion                                                   563,772
    Long term debt-related party                                                                                 30,000
                                                                                               -------------------------
    Total Long-term Liabilities                                                                               4,601,929
                                                                                               -------------------------
Total Liabilities                                                                                             6,374,740
                                                                                               -------------------------

Stockholders' Equity:
    Common stock, $0.001 par value, (authorized 20,000,000 shares, issued 12,344,139 shares,
     outstanding 11,217,941 shares)                                                                              12,344
    Additional paid-in-capital                                                                               23,857,649
    Treasury stock - 1,126,198 shares, at cost                                                               (1,433,809)
    Accumulated Comprehensive Income                                                                             (4,680)
    Accumulated deficit                                                                                     (12,306,426)
                                                                                               -------------------------
    Total Stockholders' Equity                                                                               10,125,078
                                                                                               -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $             16,499,818
                                                                                               =========================


                 See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months Ended March 31,                                                                        2007        2006
                                                                                                 ----------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                    $  358,140  $  549,166
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                    184,661     188,012
   Stock based compensation expense                                                                  14,311      24,958
   Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
        Accounts receivable                                                                         188,185     259,416
        Other assets and licenses                                                                   (44,301)    (27,801)
        Trade accounts payable                                                                     (155,633)   (290,849)
        Accrued expenses and other current liabilities                                             (139,918)   (297,588)
                                                                                                 ----------- -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           405,445     405,314
                                                                                                 ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment expenditures                                                             (126,018)    (85,400)
   Proceeds from collection of Note Receivable                                                            0   1,184,214
                                                                                                 -----------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                (126,018)  1,098,814
                                                                                                 ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                                                 --     (18,537)
   Payments on notes payable and legal settlement obligations                                      (107,425)   (146,221)
   Proceeds from issued shares                                                                      476,560
   Collections of Subscription receivable                                                                --      46,000
   Proceeds from options exercised                                                                       --      66,000
                                                                                                 ----------- -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 369,135     (52,758)
                                                                                                 ----------- -----------

NET INCREASE IN CASH                                                                                648,562   1,451,370

CASH AT BEGINNING OF PERIOD                                                                       2,549,566     618,972
                                                                                                 ----------- -----------

CASH AT END OF PERIOD                                                                            $3,198,128  $2,070,342
                                                                                                 =========== ===========

                 See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months Ended March 31,                                                                            2007      2006
                                                                                                      --------- --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

    Interest                                                                                          $124,819  $50,736
                                                                                                      ========= ========


    Income taxes                                                                                      $    275  $     0
                                                                                                      ========= ========


Non-cash transactions:


    Issuance of treasury stock for deferred compensation and 401K plan                                $      0  $24,403
                                                                                                      ========= ========


                 See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
--------------------------------------------------------------------------------
NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION.
--------------------------------------------------------------------------------

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

The operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

The restated financial statements for the first quarter of 2006 are contained in Amendment No. 1 to the Company's report on Form 10-QSB/A for the period ended March 31, 2006, filed with the SEC on August 22, 2006. The Company filed Amendment No. 1 to its 2005 financial statements on Form 10-KSB/A on August 31, 2006. References in this 10-QSB to our operations, assets, liabilities and cash flows for the first quarter 2006 include the previously reported revisions to financial information for the period ended March 31, 2006.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

--------------------------------------------------------------------------------
NOTE 3 - PROPERTY AND EQUIPMENT.
--------------------------------------------------------------------------------

            Property and equipment at March 31, 2007 consists of the following:

            Land                                                                      $   742,843
            Buildings                                                                   3,274,925
            Leasehold improvements                                                      3,918,836
            Rental inventory and bingo equipment                                        1,799,609
            Equipment, furniture and fixtures                                           2,409,256
            Automobiles                                                                   451,433
                                                                                      ------------
                                                                                       12,596,902

            Less: Accumulated depreciation and amortization                            (6,591,508)
                                                                                      ------------

            Property and equipment, net                                               $ 6,005,394
                                                                                      ============

Total depreciation expense, for owned and leased assets, charged to operations for the three months ended March 31, 2007 and 2006 was approximately $177,300 and $182,000 respectively.

--------------------------------------------------------------------------------
NOTE 4 - GOODWILL & OTHER INTANGIBLE ASSETS.
--------------------------------------------------------------------------------

Goodwill at March 31, 2007 is as follows:

                                                                                           Gross
                                                                                        Carrying  Accumulated
                                                                                          Amount Amortization       Total
                                                                                   ------------- ------------ -----------

      Goodwill                                                                     $  6,704,375  $(1,799,264) $4,905,111
                                                                                   ============= ============ ===========
                                                                                   Entertainment Hospitality        Total
                                                                                   ------------- ------------ -----------
      Balance at December 31, 2006                                                 $  4,533,727  $   371,384  $4,905,111

      Goodwill acquired during the year                                                     ---          ---         ---
      Impairment losses                                                                     ---          ---         ---
      Goodwill disposed during the year                                                     ---          ---         ---
                                                                                   ------------- ------------ -----------
      Balance at March 31, 2007                                                    $  4,533,727  $   371,384  $4,905,111
                                                                                   ============= ============ ===========

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007


Intangible assets at March 31, 2007 consists of the following:

                                                                                           Gross
                                                                                         Carrying  Accumulated
                                                                                          Amount   Amortization   Total
                                                                                         --------- ------------ ---------
       Intangible Assets with Indefinite Lives:
       Bingo licenses                                                                    $589,719    $ (51,974) $537,745

       Intangible Assets with Finite Lives:
       Covenants not to compete                                                          $297,500    $(218,924) $ 78,576
                                                                                                                ---------
       Intangible Assets, Net of Accumulated Amortization                                                       $616,321
                                                                                                                =========

Amortization expense charged to operations for the three months ended March 31, 2007 and 2006 was approximately $7,400 and $6,400 respectively.

--------------------------------------------------------------------------------
NOTE 5 - SHAREHOLDERS' EQUITY.
--------------------------------------------------------------------------------

At March 31, 2007 the Company holds 1,126,198 treasury shares at an average purchase cost of $1.27.

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

The Company recorded approximately $14,000 in compensation expense in the period ended March 31, 2007 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. For options issued in 2006, the following assumptions were used: dividend yield of 10%, expected volatility of 68%, risk free interest rates of 5.0% and an expected life of 7 years. There were no options issued in the three month period ended March 31, 2007.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

--------------------------------------------------------------------------------
NOTE 7 - EARNINGS (LOSS) PER SHARE.
--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings per share is as follows:

Three months ended March 31,                                            2007         2007         2006         2006
----------------------------                                            Basic       Diluted       Basic       Diluted
                                                                     ------------ ------------ ------------ ------------
Numerator:
----------
    Net income (loss)                                                $   358,140  $   358,140  $   549,166  $   549,166
                                                                     ============ ============ ============ ============
Denominator:
------------
    Weighted average shares outstanding                               10,955,719   10,955,719   10,494,921   10,494,921
    Effect of dilutive securities:
    Preferred stock                                                          ---          ---          ---          ---
    Stock options and warrants                                               ---      222,804          ---      143,006
                                                                     ------------ ------------ ------------ ------------
    Weighted average shares outstanding                               10,955,719   11,178,523   10,494,921   10,637,927
                                                                     ============ ============ ============ ============

Earnings (loss) per share                                            $     0.033  $     0.032  $     0.052  $     0.052
                                                                     ============ ============ ============ ============

--------------------------------------------------------------------------------
NOTE 8 - COMPREHENSIVE INCOME.
--------------------------------------------------------------------------------

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

The components of comprehensive income for the quarters ended March 31, 2007 and 2006, are as follows:

                                                                                        2007      2006
                                                                                      --------- ---------
               Net income                                                             $358,140  $549,166

               Other comprehensive income
                      Net unrealized gain                                             $     33  $      0
                                                                                      --------- ---------

               Total comprehensive income                                             $358,173  $549,166
                                                                                      ========= =========

--------------------------------------------------------------------------------
NOTE 9 - INCOME TAXES.
--------------------------------------------------------------------------------

The Company recorded approximately $20,000 and $15,000 of state income tax expense, respectively, for the three months ended March 31, 2007 and 2006. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $6,800,000 at December 31, 2006 that begin expiring in the year 2015.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

--------------------------------------------------------------------------------
NOTE 10 - RELATED PARTY TRANSACTIONS.
--------------------------------------------------------------------------------

The President and CEO of the Company had personally guaranteed $300,000 of a note payable to a third party lender, in the original total amount of $540,000. The note was paid in full in May 2005. The Company accrued a total of $61,125 in loan guaranty fees to him in 2002. In 2002, the President was awarded a $300,000 bonus which is presented on the balance sheet with accrued interest as a current Other current liabilities - related party. During the fourth quarter of 2006, the Board unanimously approved repayment of the loan guarantee and interest thereon. The Company accrued $5,063 in interest in 2007 and $6,095 in 2006 on these liabilities.

The Company purchased the President's office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payments for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. During the fourth quarter of 2006, the Board unanimously approved repayment of the office furniture note. During the three months ended March 31, 2006 the President was paid interest in the amount of $1,782.

During 2006, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $6,000 and $0 of deferred compensation in the three months ended March 31, 2007 and 2006 respectively.

--------------------------------------------------------------------------------
NOTE 11 - COMMITMENTS AND CONTINGENCIES.
--------------------------------------------------------------------------------

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

Settled. These two related cases were settled in 2006 and arise from a transaction carried out by a predecessor, American Bingo & Gaming Corporation ("American Bingo"), in July 1995, when American Bingo bought three Florida bingo centers from two corporations owed and controlled by Phillip Furtney. Additionally, American Bingo brought Counterclaims against Pondella and 800438 for fraud, negligent misrepresentation, breach of warranties, contractual indemnity, breach of guaranty, deceptive and unfair trade practices, and violation of Chapter 517 of the Florida Statutes. The company accrued a total of $1,610,000 on its financial statements related to these matters, $1,500,000 on the 2004 financial statements and $110,000 on its 2005 financial statements. In November, 2006 a final decision was reached for the plaintiffs. As a result, the Company recorded an additional $175,000 legal expense in its fourth quarter of 2006. The Company funded the amount paid including certain attorney fees through a bank loan collateralized by certain real estate.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney,
Case No. 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

Littlefield is the Plaintiff in this case which is still pending. As set forth in the previous section, the Company also brought claims against Philip Furtney related to his failure to disclose the existence of the investigation of the Florida Attorney General regarding the bingo halls acquired by American Bingo from the Furtney controlled entities. These claims were dismissed from the original litigation based upon the Company's inability to serve the Complaints on Furtney, a foreign resident, when he refused to voluntarily accept service of the Complaints. This dismissal did not decide or relate to the merits of the claims against Furtney. The Company refiled the Complaints against Furtney in separate litigation and was finally successful in serving Furtney when he appeared in Florida for trial of the Pondella/800438 Ontario cases in January 2005. The Company intends to vigorously pursue its claims against Furtney. The case against Furtney is in discovery. A trial is anticipated in late summer or early fall, 2007.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

--------------------------------------------------------------------------------
NOTE 11 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Amy Ramon, et al v. Clark C. Lilly, et al; Cause No. 2006-535,397 in the 237th District Court of Lubbock County, Texas.

This case is still pending. This proceeding is the result of the consolidation of four separate lawsuits. Littlefield Corporation, Meeks Management Company (sued as Meeks Management Corporation), and Littlefield Charitable Bingo Management Consulting, Inc., (and other non-related parties including the charities) are defendants in this case. The Plaintiffs are six former employees of various charities which conducted bingo games in a bingo hall leased to the charities by Meeks Management Company. Plaintiffs have sued, among others, Littlefield Corporation, and two of its subsidiaries, Meeks Management Company (sued as Meeks Management Corporation) and Littlefield Charitable Bingo Management Consulting, Inc.


The plaintiffs claim that the bingo hall manager sexually harassed them and that they were fired in retaliation for making claims of sexual harassment or otherwise were fired in violation of their rights under nondiscrimination provisions of the Texas Labor Code. The Plaintiffs also assert various tort claims against the defendants under state law, including, but not limited to, claims for negligent hiring, supervision, and retention of the alleged harasser. Plaintiffs allege that the defendants (other than the bingo hall manager), including Littlefield and its named subsidiaries, were their employers and the employers of the accused harasser. All of the plaintiffs claim that Littlefield (and subsidiaries) as well as the charities were their employers and the employers of Clark Lilly (the alleged harasser) and therefore liable for his harassing and other tortuous conduct. Various claims are state law tort claims which are not technically dependent upon the status of Littlefield (or its subsidiaries) as an employer under the state discrimination law. Some of the plaintiffs have also claimed sexual discrimination in compensation. The depositions of some, but not all, of the plaintiffs have been taken. The depositions of most defendants' representatives have been taken.


Littlefield and its named subsidiaries intend to seek a summary judgment soon after the depositions of the defendants are completed on the basis of the lack of an employee-employer relationship with either the plaintiffs or Mr. Lilly. Littlefield and its named subsidiaries intend to vigorously defend this case because the plaintiffs and the alleged harasser were not their employees. Trial is scheduled for October 15, 2007.

South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., Gamecock Promotions, Inc., H. F. Help, Inc., United Black Fund of Midlands, Berkeley County SPCA, S.C. Battleground Pres. Trust, Charleston County FOP, Coastal Carolina FOP Lodge #12, Humane Net Inc., Gamecock Promotions, Fraternal Order of Police Lodge #19; Hejaz Shrine Temple, Pet Helpers, Inc., Cannon Street YMCA and Low Country Food Bank, 05- ALJ-17-0413-CC

The South Carolina Department of Revenue issued an administrative bingo violation against the above referenced parties alleging that the Company has an unlawful number of bingo promoter licenses. The Department of Revenue seeks to revoke all but 5 bingo promoter licenses held by the Company's South Carolina subsidiaries and seeks a $5,000.00 penalty. The Department of Revenue has moved to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company. The Department of Revenue's theory is that the three South Carolina subsidiaries are invalid corporations and that as a matter of law the Company is the holder of the 12 promoter licenses at issue. South Carolina law provides that a promoter may only have 5 licenses. The Company moved for summary judgment and it was denied. However, the named charities were dismissed from the lawsuit. The case has been stayed until co-counsel returns from active military duty, which is expected to occur around August of 2008. The Company is vigorously defending itself and asserts that it is not the holder of the promoter licenses but rather that its lawfully formed subsidiaries are separate corporations that each holds a lawful number of the promoter licenses.

Lenrich Associates LLC v. Littlefield Corporation, et al; Civil Action No. 00-CP-10-4742, South Carolina Court of Common Pleas, County of Charleston.

Settled. Lenrich Associates brought this action against the Company based on a commercial lease guaranty that was signed by the Company. A settlement agreement had been reached for $147,500, which has been accrued for by the Company in June 2002. However, the plaintiff withdrew their support of the settlement agreement shortly thereafter. Effective January 1, 2006 a settlement was reached between the two parties in which Littlefield will pay a sum of $500,000. The Company accrued for the remaining balance of approximately $353,000 in the 2005 financial statements. A payment was made in one lump sum payment of $250,000 on January 3, 2006 plus additional payments in the amount of $10,000 a month through January 5, 2008. At March 31, 2007 the Company had a $90,000 remaining balance.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

--------------------------------------------------------------------------------
NOTE 11 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Collins Entertainment Corp. v. Coats and Coats Rental Amusement, d/b/a
Ponderosa Bingo and Shipwatch Bingo, Wayne Coats, individually, and American Bingo & Gaming Corp., Civil Action No. 97-CP-10-4685.

Settled. Subsequent to the filing of the Company's petition for a writ of certiorari with the United States Supreme Court, the matter was settled on August 25, 2006. At the time of settlement, the judgment against the Company, including principal and interest, totaled $2,792,033. The total settlement reached included an initial payment of $1,025,000 due upon execution of the settlement agreement plus 46 consecutive monthly payments of $25,000 commencing October 1, 2006, for a total settlement of $2,175,000 over the 46 month period. In the event of a default of payment of the remaining amounts due, the original judgment amount less amounts previously paid shall be due and payable. In recognition of the present value of the settlement, the Company, in its third quarter of 2006, recorded an additional $184,000 in legal expense in addition to previously recognized legal expense of $1,727,000 in prior years. The carrying amount of the settlement liability outstanding as of March 31, 2007 was $753,657 with 38 remaining payments. The Company withdrew the petition to the United States Supreme Court and will receive a full release of all claims and a satisfaction of the judgment upon the record when payments are completed.

--------------------------------------------------------------------------------
NOTE 12 - SEGMENTS.
--------------------------------------------------------------------------------

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

A summary of the segment financial information reported to the CODM is as follows:

      March 31, 2007
      --------------
                                                                     Entertainment Hospitality  Adjustment   Consolidated
                                                                     ------------- ----------- ------------- ------------
      Revenue                                                        $  2,334,000  $1,143,000  $     12,000  $ 3,489,000
      Depreciation and Amortization                                        98,000      58,000        29,000      185,000
      Segment profit (loss)                                             1,244,000    (141,000)     (745,000)     358,000
      Segment Assets                                                   25,793,000   1,360,000   (10,653,000)  16,500,000

      March 31, 2006
      --------------
                                                                     Entertainment Hospitality  Adjustment   Consolidated
                                                                     ------------- ----------- ------------- ------------
      Revenue                                                        $  2,172,000  $  701,000  $     46,000  $ 2,919,000
      Depreciation and Amortization                                       102,000      61,000        25,000      188,000
      Segment profit (loss)                                             1,075,000    (247,000)     (279,000)     549,000
      Segment Assets                                                   23,626,000   1,296,000    (8,761,000)  16,161,000

The adjustments represent other corporate expenses, other income, depreciation and amortization related to corporate assets, corporate gains and losses on disposition of assets, and corporate capital expenditures to reconcile segment balances to consolidated balances.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

--------------------------------------------------------------------------------
NOTE 13 - SUBSEQUENT EVENTS.
--------------------------------------------------------------------------------

In March 2007, the Company received a commitment to refinance its obligations related to certain legal settlements through a bank note payable. The note bears interest at prime plus one-half percent (0.5%), contains certain loan covenants and is secured by certain real estate. The Company plans to use its restricted cash in conjunction with the bank refinancing to payoff an existing bank note and remove an existing lien position. The Company completed the refinancing in May 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2007, we continued to improve revenue and profitability in our Entertainment and Hospitality segments. These improvements were partially offset by certain increases in General and Administrative expenses. First quarter 2007 earnings included approximately $124,000 of notable items: $75,000 related to business development expenses associated with opening a new market, $35,000 for legal expenses and $14,000 of non-cash expenses related to stock-based compensation. First quarter 2006 earnings included approximately $25,000 of non-cash expenses related to stock-based compensation offset by $38,000 from insurance proceeds and fixed asset sales.

Revenues

The following table sets forth the Company's revenues by segment for the three months ended March 31, 2007 and 2006:

                                                                                  2007       2006      Change   % Change
                                                                               ---------------------- --------- ---------
                    Total Revenues                                             $3,489,000 $2,919,000  $570,000        20%
                    Entertainment                                               2,334,000  2,172,000   162,000         7%
                       Texas                                                    1,379,000  1,171,000   208,000        18%
                       South Carolina                                             499,000    486,000    13,000         3%
                       Alabama                                                    456,000    515,000   (59,000)     (11%)
                    Hospitality                                                $1,143,000 $  701,000  $442,000        63%

First quarter 2007 total revenues for the Company increased 20% over 2006 with both Entertainment and Hospitality segments contributing to the increase in revenue. Entertainment revenue rose 7% with Texas being the most significant contributor. Alabama operations continued to be affected by competition in the form of casinos on the Indian Reservations and electronic gaming machines at a horse race track in the adjoining counties. The Entertainment segment accounted for 67% of total revenues compared with 74% of total revenues in 2006. By state, Entertainment revenues for Texas, South Carolina and Alabama were 59%, 21%, and 20% of total Entertainment revenue respectively compared to 54%, 22% and 24% in 2006. Hospitality revenue increased 63% over the prior year reflecting the contribution of larger customers and events. Hospitality accounted for 33% of total revenues in 2007, compared to 24% of total revenues in 2006.

Costs and Expenses
------------------

Cost of services increased 16% over the prior year's first quarter. This, in conjunction with the higher revenue growth of 20%, resulted in an improvement of gross profit percent (gross profit as a percent of sales) to 31.9% from 30.0% in 2006. Overall, total gross profit increased 27% or $240,000 over the prior year. The table below summarizes gross profit by segment for the three months ended March 31, 2007 and 2006:

                                                                                  2007       2006      Change   % Change
                                                                               ---------- ----------- --------- ---------
                      Total Gross Profit                                       $1,115,000 $  875,000  $240,000        27%
                      Entertainment                                             1,244,000  1,075,000   169,000        16%
                      Hospitality                                               ($141,000) ($247,000) $106,000        NM

The increases in gross profit were attributed to higher revenues and management's concentration on cost containment throughout the organization. The Entertainment gross profit as a percent to sales increased to 53.3% versus 49.5% respectively for 2007 and 2006. The 2007 Hospitality gross margin loss was reduced by $106,000.

Direct salaries and other compensation were up 35% over the prior year representing staff additions corresponding to the higher revenues especially in the Hospitality segment. Rent and utilities in 2007 were up approximately 1% over 2006. Other direct operating costs in 2007 were up 22% over the prior year, mainly due to higher food and supplies associated with the increased revenue and higher property taxes at our facilities than occurred in 2006. License expense was down $9,000 as a result of the timing of the payment of licenses. The provision for doubtful accounts was reduced to 0% versus 0.3% of sales last year.

Depreciation and amortization expense totaled approximately $185,000 ($156,000 Cost of Services plus $29,000 G&A) in 2007 versus $188,000 in the prior year.

General and administrative expenses, excluding related depreciation expense and the noted business development and legal fees totaled approximately $469,000 in 2007, compared to approximately $274,000 in 2006, an increase of about $195,000. The increase mainly related to staff additions, compensation adjustments, sundry expenses and the timing of accrued incentive expenses.

Other income and expense was an expense of approximately $115,000 for 2007, compared to other income of approximately $13,000 for 2006. The other income in 2006 was mainly from $38,000 of insurance proceeds and fixed asset sales. The remaining expenses were net interest expenses. Interest expense was up approximately $73,000 compared to 2006, reflecting the financing of legal settlements during 2006.

Our income tax expense for 2007 was approximately $20,000 compared to $15,000 in 2006, all of which is related to the expected effective tax rate for state income taxes. The Company currently has a net operating loss available for carryover on its federal income taxes of approximately $6,800,000.

Net Income
----------

During the first quarter of 2007, we realized net income of approximately $358,000; $0.03 per basic and $0.03 per fully diluted share. Net income for 2006 was $549,000; $0.05 per basic and $0.05 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 10,955,719 in 2007 compared to 10,494,921 in 2006. 2006 shares outstanding have been adjusted to reflect the affect of a 20% stock dividend in Q2 2006.

First quarter 2007 earnings included approximately $124,000 of notable items:
$75,000 related to business development expenses associated with opening a new market, $35,000 for legal expenses and $14,000 of non-cash expenses related to stock-based compensation.

First quarter 2006 earnings included approximately $25,000 of non-cash expenses related to stock-based compensation offset by $38,000 from insurance proceeds and fixed asset sales.

Adjusted for the noted items above, the adjusted net income was $482,000 and basic earnings per share were $0.04 per share in 2007 versus an adjusted net income of $536,000 and basic earnings per share of $0.05 last year.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2007, totaled approximately $3,198,000 and represented 19% of total assets of approximately $16,500,000. Current assets totaled approximately $4,772,000. Current liabilities totaled $1,773,000. Working capital was approximately $2,999,000 with a current ratio of 2.7 to 1 compared to approximately 1:1 in March 2006.

Cash provided by operating activities for the three months ended March 31, 2007, totaled approximately $405,000 compared to cash provided of $405,000 during 2006. Cash flows provided by operating activities in 2007 were increased by net income of approximately $358,000, non-cash depreciation expense of approximately $185,000, stock based compensation of approximately $14,000, offset by other net changes in asset and liability accounts of approximately $152,000.

Net cash used in investing activities totaled approximately $126,000 for capital expenditures during the three months ended March 31, 2007, compared to net cash provided of approximately $1,099,000 in 2006. In 2006, cash was used in the amount of approximately $85,000 for the purchase of capital assets and offset by the collection of a note receivable in the amount of approximately $1,184,000.

Cash provided by financing activities in 2007 totaled approximately $369,000, compared to net cash used in financing activities in 2006 of approximately $53,000. In 2007, approximately $477,000 of financing was obtained through the sale of common stock and $107,000 was used for the payment of notes payable and legal settlement obligations. In 2006, approximately $112,000 of financing was obtained from proceeds from options exercised and the collection of subscription receivable and $165,000 was used for the payment of notes payable and capital lease obligations.

At March 31, 2007, we had approximately $16,500,000 in total assets with total liabilities of approximately $6,375,000 and approximately $10,125,000 of shareholders' equity. Total assets include approximately $3,198,000 in cash, $901,000 of net accounts receivable, other current assets of $240,000, $434,000 of restricted cash, $6,005,000 of net property and equipment, $5,521,000 of intangible assets, and $201,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $109,000, and notes payable obligations of approximately $4,233,000, legal settlement obligations of $844,000 and accrued and related-party liabilities of $1,189,000.

In 2007, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations. We also plan to use advantageous combinations of bank financing, seller financing, treasury stock, and cash on new bingo hall acquisitions when favorable terms can be obtained.

Item 3.  Controls and Procedures

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

Based upon their evaluation, our management including the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15 d - 15(e) under the Securities Exchange Act) are effective, as of the end of the period covered by this report on Form 10-QSB, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                  May 15, 2007

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