Form 10QSB
period 2007-06-30
LITTLEFIELD CORP
filed 2007-08-14
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal quarter ended June 30, 2007

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

As of June 30, 2007, the Issuer had 11,298,404 shares of its Common Stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format: YES  [  ]  NO  [ X ]

                             Littlefield Corporation

                                   FORM 10-QSB

                       For the quarter ended June 30, 2007

                                      INDEX



Part I.  Financial Information

            Item 1.  Financial Statements

                 a)  Consolidated  Statements of Operations for the Three
                     Months Ended June 30, 2007 and 2006................... 2

                 b)  Consolidated  Statements of Operations for the Six
                     Months Ended June 30, 2007 and 2006................... 4

                 c)  Consolidated Balance Sheet as of June 30, 2007........ 6

                     Consolidated Statements of Cash Flows for the Six
                 d)  Months Ended June 30, 2007 and 2006................... 7

                 e)  Notes to Consolidated Financial Statements             9

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition And Results of Operations................... 15

            Item 3   Controls and Procedures                                18

Part II.  Other Information

                     Item 1.  Legal Proceedings............................ 19

                     Item 6.  Exhibits..................................... 19

Signatures                                                                  19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,                                          2007                 2006
                                                                     ----                 ----

REVENUES:
     Entertainment                                                  $2,181,346             $1,996,000
     Hospitality                                                     1,474,755              1,622,035
     Other                                                              12,069                (3,186)
                                                               ----------------     ------------------
TOTAL REVENUES                                                       3,668,170              3,614,849
                                                               ----------------     ------------------

DIRECT COSTS AND EXPENSES:
      Direct salaries and other compensation                           805,418                786,372
      Rent and utilities                                               642,939                626,303
      Other direct operating costs                                     921,528                925,326
      Depreciation and amortization                                    158,474                165,975
      License expense                                                   29,847                 30,664
                                                               ----------------     ------------------
TOTAL COSTS AND EXPENSES                                             2,558,206              2,534,640

                                                               ----------------     ------------------
GROSS MARGIN                                                         1,109,964              1,080,209

GENERAL AND ADMINISTRATIVE EXPENSES:
     Salaries and other compensation                                   280,517                142,596
     Legal and accounting fees                                         111,485                 62,932
     Depreciation and amortization                                      28,529                 26,247
     Stock-based compensation expense                                   14,311                 56,400
     Other general and administrative                                  165,310                128,454
                                                               ----------------     ------------------
     TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                         600,152                416,629

GAIN ON DISPOSITION OF FIXED ASSETS                                     12,098                  4,000
                                                               ----------------     ------------------

OPERATING INCOME                                                       521,910                667,580

OTHER INCOME AND EXPENSES:
      Interest and investment income                                    17,091                 11,516
      Interest expense ($5,062 and $7,876 respectively
       to related parties)                                           (122,282)               (51,506)
      Other income and (expense)                                       (4,398)                    125
                                                               ----------------     ------------------
TOTAL OTHER INCOME AND EXPENSES                                      (109,589)               (39,865)

                                                               ----------------     ------------------
NET INCOME BEFORE PROVISION FOR INCOME TAXES                           412,321                627,715

PROVISION FOR INCOME TAXES                                              30,203                 15,774
                                                               ----------------     ------------------

NET INCOME                                                             382,118                611,941

OTHER COMPREHENSIVE INCOME                                               4,680                      0
                                                               ----------------     ------------------

NET COMPREHENSIVE INCOME                                             $ 386,798              $ 611,941

                                                               ================     ==================


                 See notes to consolidated financial statements.


                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


     Three Months Ended June 30,                   2007                2006
                                                   ----                ----


EARNINGS PER SHARE:
      Basic earnings per share                     $   0.034         $    0.057
                                               ==============     ==============

      Diluted earnings per share                   $   0.033         $    0.055
                                               ==============     ==============

Weighted average shares outstanding - basic       11,276,282         10,756,967
                                               ==============     ==============

Weighted average shares outstanding - diluted     11,528,617         11,048,517
                                               ==============     ==============





                 See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,                            2007                 2006
                                                     ----                 ----


REVENUES:
     Entertainment                                  $4,515,447       $4,168,319
     Hospitality                                     2,618,151        2,322,883
     Other                                              23,692           42,884
                                                  -------------     ------------
TOTAL REVENUES                                       7,157,290        6,534,086
                                                  -------------     ------------

DIRECT COSTS AND EXPENSES:
      Direct salaries and other compensation         1,574,041        1,371,507
      Rent and utilities                             1,260,140        1,240,122
      Other direct operating costs                   1,723,281        1,567,151
      Depreciation and amortization                    314,535          329,592
      License expense                                   60,676           70,890
                                                  -------------     ------------
TOTAL COSTS AND EXPENSES                             4,932,673        4,579,262

                                                  -------------     ------------
GROSS MARGIN                                         2,224,617        1,954,824

GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and other compensation                   553,547          290,450
     Legal and accounting fees                         221,873           78,311
     Depreciation and amortization                      57,129           50,643
     Compensation expense related to options            28,622           81,358
     Other general and administrative                  360,548          239,657
                                                  -------------     ------------
     TOTAL GENERAL AND ADMINISTRATIVE EXPENSES       1,221,719          740,419

GAIN ON DISPOSTION OF FIXED ASSETS                      12,098            4,346
                                                  -------------     ------------

OPERATING INCOME                                     1,014,996        1,218,751

OTHER INCOME AND EXPENSES:
      Interest and investment income                    32,033           43,968
      Interest expense ($10,125 and $15,753
       respectively to related parties)              (252,170)        (108,365)
      Other income and (expense)                       (4,398)           37,527
                                                  -------------     ------------
TOTAL OTHER INCOME AND EXPENSES                      (224,535)         (26,870)

                                                  -------------     ------------
NET INCOME BEFORE PROVISION FOR INCOME TAXES           790,461        1,191,881

PROVISION FOR INCOME TAXES                              50,203           30,774
                                                  -------------     ------------

NET INCOME                                             740,258        1,161,107

OTHER COMPREHENSIVE INCOME                               4,713                0
                                                  -------------     ------------

NET COMPREHENSIVE INCOME                              $744,971       $1,161,107
                                                  =============     ============

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


Six Months Ended June 30,                           2007             2006
                                                    ----             ----


EARNINGS PER SHARE:
      Basic earnings per share                     $   0.067         $  0.109
                                               ==============    =============

      Diluted earnings per share                   $   0.065         $  0.107
                                               ==============    =============

Weighted average shares outstanding - basic       11,116,886       10,626,668
                                               ==============    =============

Weighted average shares outstanding - diluted     11,354,456       10,843,946
                                               ==============    =============

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

                                     ASSETS
                                     ------
                                                                  June 30, 2007
                                                                ----------------
Current Assets:
      Cash and cash equivalents                                     $ 3,484,012
      Accounts receivable, net of allowance for
       doubtful accounts of $157,784                                    759,323
      Other prepaid expenses and current assets                         310,318
      Note receivable                                                     6,088
                                                                ----------------
      Total Current Assets                                            4,559,741
                                                                ----------------

Property and Equipment - at cost, net of accumulated
 depreciation and amortization                                        6,203,108

Other Assets:
      Goodwill                                                        4,905,111
      Intangible assets, net                                            608,946
      Other non-current assets                                          199,129
                                                                ----------------
      Total Other Assets                                              5,713,186
                                                                ----------------

TOTAL ASSETS                                                        $16,476,035
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
      Long term debt, current portion                                   185,620
      Long term debt, legal settlements, current portion                275,725
      Trade accounts payable                                            124,983
      Accrued expenses                                                  877,528
      Other current liabilities - related party                         396,183
                                                                ----------------
      Total Current Liabilities                                       1,860,039
                                                                ----------------

Long-term Liabilities:
      Long term debt, net of current portion                          3,542,528
      Long term debt, legal settlements, net of current portion         488,532
      Long term debt-related party                                       36,000
                                                                ----------------
      Total Long-term Liabilities                                     4,067,060
                                                                ----------------
Total Liabilities                                                     5,927,099
                                                                ----------------

Stockholders' Equity:
      Common stock, $0.001 par value, (authorized 20,000,000
       shares, issued 12,344,139 shares, outstanding
       11,298,404 shares)                                                12,344
      Additional paid-in-capital                                     23,792,521
      Treasury stock - 1,045,735 shares, at cost                    (1,331,621)
      Accumulated deficit                                          (11,924,308)
                                                                ----------------
      Total Stockholders' Equity                                     10,548,936
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $16,476,035
                                                                ================

                 See notes to consolidated financial statements.


Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Six months Ended June 30,                                                       2007                     2006
                                                                        ---------------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $740,258               $1,161,107
     Adjustments to reconcile net income to net cash provided
      by operating activities:
     Depreciation and amortization                                                   371,664                  380,235
     Stock based compensation expense                                                 28,622                   81,358
     Gain on disposition of fixed assets                                            (12,098)                       --
     Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
           Accounts receivable                                                       329,417                  146,051
           Other assets and licenses                                                 314,309                 (41,980)
           Trade accounts payable                                                  (139,655)                (358,443)
           Accrued expenses and other current liabilities                              3,136                (241,101)
                                                                        ---------------------     --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,635,653                1,127,227
                                                                        ---------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment expenditures                                           (509,512)                (175,727)
     Proceeds from the sale of property and equipment                                 18,250                       --
     Proceeds form the sale of investments                                             3,741                       --
     Proceeds from collection of Note Receivable                                       1,103                1,184,214
                                                                        ---------------------     --------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (486,418)                1,008,487
                                                                        ---------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                                                --                 (65,668)
     Payments on notes payable and legal settlement obligations                  (1,093,307)                (374,704)
     Proceeds from issued shares                                                     476,560
     Proceeds from note payable                                                      401,958
     Collections of Subscription receivable                                               --                   46,000
     Proceeds from options exercised                                                      --                  158,000
                                                                        ---------------------     --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (214,789)                (236,372)
                                                                        ---------------------     --------------------

NET INCREASE IN CASH                                                                 934,446                1,899,342

CASH AT BEGINNING OF PERIOD                                                        2,549,566                  618,972
                                                                        ---------------------     --------------------

CASH AT END OF PERIOD                                                             $3,484,012               $2,518,314
                                                                        =====================     ====================



                 See notes to consolidated financial statements.


Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



Six months Ended June 30,                              2007            2006
                                                   ------------    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

      Interest                                        $239,509          $96,718
                                                   ============    =============


      Income taxes                                          $0               $0
                                                   ============    =============


Non-cash transactions:


      Issuance of treasury stock for deferred
       compensation and 401K plan                      $23,656          $24,403
                                                   ============    =============


                 See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2007


--------------------------------------------------------------------------------

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION.

--------------------------------------------------------------------------------

The unaudited consolidated financial statements include the accounts of Littlefield Corporation and its wholly owned subsidiaries (the "Company"). The financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial  position,  results  of  operations  and cash  flows  for the  periods
presented.   The  preparation  of  the  consolidated   financial  statements  in
conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of revenue and expenses during the reported period. Actual results could differ from these estimates. Where appropriate, items within the consolidated financial statements have been reclassified to maintain consistency and comparability for all periods presented.

The operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


--------------------------------------------------------------------------------

NOTE 2 - PROPERTY AND EQUIPMENT.

--------------------------------------------------------------------------------

Property and equipment at June 30, 2007 consists of the following:

          Land                                                   $740,467
          Buildings                                             3,274,925
          Leasehold improvements                                4,228,573
          Rental inventory and bingo equipment                  1,806,569
          Equipment, furniture and fixtures                     2,332,369
          Automobiles                                             451,433
                                                           ---------------
                                                               12,834,336

          Less:  Accumulated depreciation and amortization    (6,631,228)
                                                           ---------------

          Property and equipment, net                          $6,203,108
                                                           ===============

Total depreciation expense, for owned and leased assets, charged to operations for the six months ended June 30, 2007 and 2006 was approximately $356,900 and $369,000 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2007

--------------------------------------------------------------------------------

NOTE 3 - GOODWILL & OTHER INTANGIBLE ASSETS.

--------------------------------------------------------------------------------



Goodwill at June 30, 2007 is as follows:

                                                     Gross
                                                  Carrying             Accumulated
                                                    Amount            Amortization                     Total
                                            ------------------     -------------------     ------------------

    Goodwill                                       $6,704,375            $(1,799,264)             $4,905,111
                                            ==================     ===================     ==================

                                              Entertainment             Hospitality                    Total
                                            ------------------     -------------------     ------------------
    Balance at December 31, 2006                   $4,533,727              $  371,384             $4,905,111

    Goodwill acquired during the year                     ---                     ---                    ---
    Impairment losses                                     ---                     ---                    ---
    Goodwill disposed during the year                     ---                     ---                    ---
                                            ------------------     -------------------     ------------------
    Balance at June 30, 2007                       $4,533,727               $ 371,384             $4,905,111
                                            ==================     ===================     ==================



Intangible assets at June 30, 2007 consists of the following:

                                                     Gross
                                                  Carrying             Accumulated
                                                    Amount            Amortization                     Total
                                            ------------------     -------------------     ------------------
   Intangible Assets with Indefinite Lives:
   Bingo licenses                                    $589,719                (51,974)             $  537,745

   Intangible Assets with Finite Lives:
   Covenants not to compete                          $297,500               (226,299)             $   71,201
                                                                                           ------------------
   Intangible Assets, Net of Accumulated Amortization                                              $ 608,946
                                                                                           ==================


Amortization expense charged to operations for the six months ended June 30, 2007 and 2006 was approximately $14,800 and $11,000 respectively.

--------------------------------------------------------------------------------

NOTE 4 - SHAREHOLDERS' EQUITY.

--------------------------------------------------------------------------------

At June 30, 2007 the Company holds 1,045,735 treasury shares at an average purchase cost of $1.27.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2007


--------------------------------------------------------------------------------

NOTE 5 - SHARE BASED PAYMENTS.

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

The Company recorded approximately $28,600 in compensation expense in the six month period ended June 30, 2007 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. For options issued in 2006, the following assumptions were used: dividend yield of 10%, expected volatility of 68%, risk free interest rates of 5.0% and an expected life of 7 years. There were no options issued in the six month period ended June 30, 2007.


--------------------------------------------------------------------------------

NOTE 6 - EARNINGS PER SHARE.

--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings per share is as follows:


Six months ended June 30,
-------------------------                        2007                  2007                 2006                 2006
                                                 Basic                Diluted               Basic              Diluted
                                           -------------------   ------------------   ------------------  -------------------
Numerator:
      Net income (loss)                              $740,258             $740,258           $1,161,107           $1,161,107
                                           ===================   ==================   ==================  ===================
Denominator:
      Weighted average shares outstanding          11,116,886           11,116,886           10,626,668           10,626,668
      Effect of dilutive securities:
      Preferred stock                                     ---                  ---                  ---                  ---
      Stock options and warrants                          ---              237,570                  ---              217,278
                                           -------------------   ------------------   ------------------  -------------------
      Weighted average shares outstanding          11,116,886           11,354,456           10,626,668           10,843,946
                                           ===================   ==================   ==================  ===================

Earnings (loss) per share                              $0.067               $0.065               $0.109               $0.107
                                           ===================   ==================   ==================  ===================


Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2007


--------------------------------------------------------------------------------

NOTE 7 - COMPREHENSIVE INCOME.

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

The components of comprehensive income for the six months ended June 30, 2007 and 2006 are as follows:

                                                     2007             2006
                                                 --------------   --------------
        Net income                                 $740,258         $1,161,107

        Other comprehensive income

                Reclassification adjustment
                for loss included in net income       4,713                 --
                                                 --------------   --------------
                                                      4,713                 --
                                                 --------------   --------------

        Total comprehensive income                 $744,971         $1,161,107
                                                 ==============   ==============

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES.

--------------------------------------------------------------------------------

The Company recorded approximately $50,000 and $31,000 of state income tax expense, respectively, for the six months ended June 30, 2007 and 2006. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $6,800,000 at December 31, 2006 that begin expiring in the year 2015.


--------------------------------------------------------------------------------

NOTE 9 - RELATED PARTY TRANSACTIONS.

--------------------------------------------------------------------------------

In 2002, the President was awarded a $300,000 bonus which is presented on the balance sheet with accrued interest as Other current liabilities - related party. The Company accrued $10,125 in interest in 2007 and $12,188 in 2006 on these liabilities.

The President and CEO of the Company had personally guaranteed $300,000 of a note payable to a third party lender, in the original total amount of $540,000. The note was paid in full in May 2005. The Company accrued a total of $61,125 in loan guaranty fees to him in 2002. During the fourth quarter of 2006, the Board unanimously approved repayment of the loan guarantee and interest thereon and these amounts were paid in December 2006.

The Company purchased the President's office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payments for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. During the fourth quarter of 2006, the Board unanimously approved repayment of the office furniture note. During the six months ended June 30, 2006 the President was paid interest in the amount of $3,565. The note was paid in full in December 2006.

During 2006, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $12,000 and $0 of deferred compensation in the six months ended June 30, 2007 and 2006 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2007

--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES.

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

The Company is obligated to make payments over approximately the next three years in settlement of litigation that was concluded in prior periods. At June 30, 2007, the carrying value of these obligations was $764,257. The Company is current in all its settlement payment obligations.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case
No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

Littlefield is suing Philip Furtney for fraud, negligent misrepresentations, and breach of guaranty. This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Phillip Furtney - Pondella Hall for Hire, Inc., and 800438 Ontario. Several months after the acquisition of the three centers, the Florida Attorney General's office obtained an indictment against two American Bingo subsidiaries and brought a civil proceeding related to two of the three centers for alleged gambling related offenses. The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers. Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo. In fact, the agreements related to the sale specifically and falsely stated that there were not any ongoing governmental investigations. American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement. The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico would not permit his United States attorney to accept service of the Complaint. Littlefield was successful finally serving Furtney when he was in the United States in 2005 to attend related litigation. The trial against Furtney is scheduled for December 2007, and the company intends to vigorously pursue Furtney for all damages related to the purchase of the Florida centers, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation.

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

The charities and the alleged harasser have settled with the Plaintiffs leaving Littlefield and its subsidiaries the only remaining defendants.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

--------------------------------------------------------------------------------

Littlefield and its named subsidiaries are in the process of preparing to file a motion for summary judgment on the basis of the lack of an employee-employer or control relationship with either the plaintiffs or Mr. Lilly. Littlefield and its named subsidiaries intend to vigorously defend this case because the plaintiffs and the alleged harasser were not their employees. Trial is scheduled for October 15, 2007.

South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc. ,and Gamecock Promotions, Inc., 05- ALJ-17-0413-CC

The South Carolina Department of Revenue issued an administrative bingo violation against the above referenced parties alleging that the Company has an unlawful number of bingo promoter licenses. The Department of Revenue seeks to revoke all but 5 bingo promoter licenses held by the Company's South Carolina subsidiaries and seeks a $5,000 penalty. The Department of Revenue has moved to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company. The Department of Revenue's theory is that the three South Carolina subsidiaries are invalid corporations and that as a matter of law the Company is the holder of the 12 promoter licenses at issue. South Carolina law provides that a promoter may only have 5 licenses. The Company moved for summary judgment and it was denied. However, certain originally named charities were dismissed from the lawsuit. The case has been stayed until co-counsel returns from active military duty, which is expected to occur around August of 2008. The Company is vigorously defending itself and asserts that it is not the holder of the promoter licenses but rather that its lawfully formed subsidiaries are separate corporations that each holds a lawful number of the promoter licenses.

--------------------------------------------------------------------------------

NOTE 11 - SEGMENTS.

--------------------------------------------------------------------------------

The Company's Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that depreciation and amortization are allocated to each segment from functional department totals based on certain assumptions which include, among other things, revenues. Also, the Company's CODM does not view segment results below gross profit (loss), therefore, general and administrative expenses, net interest income, other income, and the provision for income taxes are not broken out by segment below.

The entertainment segment encompasses charitable bingo hall operations in Texas, Alabama, and South Carolina. The hospitality segment includes income from party and tent rentals, catering services and event planning fees. These segments were identified based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services.

A summary of the segment financial information reported to the CODM for the six months ended June 30, 2007 and 2006 is as follows:


June 30, 2007
-------------                         Entertainment        Hospitality          Adjustment          Consolidated
                                      -------------        -----------          ----------          ------------
Revenue                                  $4,515,000         $2,618,000             $24,000            $7,157,000
Depreciation and Amortization               198,000            116,000              58,000               372,000
Segment profit (loss)                     2,262,000           (61,000)         (1,461,000)               740,000
Segment Assets                           26,123,000          1,428,000        (11,075,000)            16,476,000

June 30, 2006
-------------                         Entertainment        Hospitality          Adjustment          Consolidated
                                      -------------        -----------          ----------          ------------
Revenue                                  $4,168,000         $2,323,000             $43,000            $6,534,000
Depreciation and Amortization               207,000            123,000              50,000             380,000
Segment profit (loss)                     1,932,000           (14,000)           (757,000)             1,161,000
Segment Assets                           24,193,000          1,462,000         (9,021,000)            16,634,000


Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

--------------------------------------------------------------------------------


The adjustments represent other corporate expenses, other income, depreciation and amortization related to corporate assets, corporate gains and losses on disposition of assets, inter-company eliminations and corporate capital expenditures to reconcile segment balances to consolidated balances.


--------------------------------------------------------------------------------

NOTE 12 - SUBSEQUENT EVENTS.

--------------------------------------------------------------------------------

In August 2007, the Board of Directors approved and payment was made to the President and CEO for all amounts as of June 30, 2007 shown as Other current liabilities - related party as more fully described in Note 9 - Related Party Transactions.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


During the first six months of 2007, we continued to improve revenue and gross profit in our Entertainment and Hospitality segments. These improvements were partially offset by certain increases in General and Administrative expenses and interest expense. Earnings in the first six months of 2007 included approximately $208,000 of notable items: $75,000 related to business development expenses associated with opening a new market, $104,000 for legal expenses and $29,000 of non-cash expenses related to stock-based compensation. Earnings in the first six months of 2006 included approximately $81,000 of non-cash expenses related to stock-based compensation, $36,000 for legal expenses offset by $38,000 from insurance proceeds and fixed asset sales.

Revenues
--------

The following table sets forth the Company's revenues by segment for the six months ended June 30, 2007 and 2006:

                           2007           2006          Change      % Change
                           ----           ----          ------      --------
Total Revenues         $ 7,157,000    $ 6,534,000      $623,000        10%
Entertainment            4,515,000      4,168,000       347,000         8%
   Texas                 2,751,000      2,421,000       330,000        14%
   South Carolina          978,000        901,000        77,000         9%
   Alabama                 786,000        846,000      (60,000)        (7%)
Hospitality              2,618,000    $ 2,323,000      $295,000        13%

During the first six months of 2007, total revenues for the Company increased 10% over 2006 with both Entertainment and Hospitality segments contributing to the increase in revenue. Entertainment revenue rose 8% with Texas being the most significant contributor. Alabama operations continued to be affected by competition in the form of casinos on the Indian Reservations and electronic gaming machines at a horse race track in the adjoining counties. The Entertainment segment accounted for 63% of total revenues compared with 64% of total revenues in 2006. By state, Entertainment revenues for Texas, South Carolina and Alabama were 61%, 22%, and 17% of total Entertainment revenue respectively compared to 58%, 22% and 20% in 2006. Hospitality revenue increased 13% over the prior year reflecting the contribution of larger customers and events. Hospitality accounted for 37% of total revenues in 2007, compared to 36% of total revenues in 2006.

Costs and Expenses
------------------

Cost of services increased 8% over the comparable prior year period. This, in conjunction with the higher revenue growth of 10%, resulted in an improvement of gross profit percent (gross profit as a percent of sales) to 31.1% from 29.9% in 2006. Overall, total gross profit increased 14% or $270,000 over the prior year. The table below summarizes gross profit by segment for the six months ended June 30, 2007 and 2006:
                            2007           2006        Change      % Change
                            ----           ----        ------      --------
Total Gross Profit        $2,225,000    $1,955,000     $270,000       14%
Entertainment              2,262,000     1,932,000      330,000       17%
Hospitality                ($61,000)     ($14,000)    ($47,000)        NM

The increase in gross profit was mainly attributed to higher revenues and management's concentration on cost containment throughout the organization. The Entertainment gross profit as a percent to sales increased to 50.1% versus 46.4% respectively for 2007 and 2006. The 2007 Hospitality gross margin loss widened largely as a result of a cancellation of a large $100,000 order in June due to flooding in Central Texas and costs associated with self-promotion events.

Direct salaries and other compensation were up 15% over the prior year representing staff additions corresponding to the higher revenues especially in the Hospitality segment. Rent and utilities in 2007 were up approximately 2% over 2006. Other direct operating costs in 2007 were up 10% over the prior year, mainly due to higher food and supplies costs associated with the increased revenue and sub-rental expenses than incurred in 2006. License expense was down $10,000 as a result of the timing of the payment of licenses. The provision for doubtful accounts was reduced to 0% versus 1.0% of sales last year.

Depreciation and amortization expense totaled approximately $372,000 ($315,000 Cost of Services plus $57,000 G&A) in 2007 versus $380,000 in the prior year.

General and administrative expenses, excluding related depreciation expense and the noted business development and legal fees totaled approximately $957,000 in 2007, compared to approximately $572,000 in 2006, an increase of about $385,000. The increase mainly related to staff additions, compensation adjustments, sundry expenses and the timing of accrued incentive expenses.

Other income and expense was an expense of approximately $225,000 for 2007, compared to approximately $27,000 in 2006. The difference mainly stems from higher interest expense and the noted 2006 insurance proceeds and fixed asset sales. The higher 2007 interest expense mainly reflects the financing of legal settlements during 2006.

Our income tax expense for 2007 was approximately $50,000 compared to $31,000 in 2006, all of which is related to the expected effective tax rate for state income taxes. As of December 31, 2006, the Company had a net operating loss available for carryover on its federal income taxes of approximately $6,800,000.

Net Income
----------

During the first six months of 2007, we realized net income of approximately $740,000; $0.07 per basic and $0.07 per fully diluted share. Net income for 2006 was $1,161,000; $0.11 per basic and $0.11 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 11,116,886 in 2007 compared to 10,626,668 in 2006. The increase in shares outstanding mainly represents the sale of 400,000 shares of common stock in 2007.

Earnings in the first six months of 2007 included approximately $208,000 of notable items: $75,000 related to business development expenses associated with opening a new market, $104,000 for legal expenses related to legal cases and $29,000 of non-cash expenses related to stock-based compensation.

Earnings in the first six months of 2006 included approximately $81,000 of non-cash expenses related to stock-based compensation, $36,000 for legal expenses offset by $38,000 from insurance proceeds and fixed asset sales.

Adjusted for the noted items above, the adjusted net income during the first six months of 2007 was $948,000 and basic earnings per share were $0.09 per share in 2007 versus an adjusted net income of $1,240,000 and basic earnings per share of $0.12 last year.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at June 30, 2007, totaled approximately $3,484,000 and represented 21% of total assets of approximately $16,476,000. Current assets totaled approximately $4,560,000. Current liabilities totaled $1,860,000. Working capital was approximately $2,700,000 with a current ratio of 2.5 to 1 compared to approximately 1:1 in June 2006.

Cash provided by operating activities for the six months ended June 30, 2007, totaled approximately $1,636,000 compared to cash provided of $1,127,000 during 2006. Cash flows provided by operating activities in 2007 were increased by net income of approximately $740,000, non-cash depreciation expense of approximately $372,000, stock based compensation of approximately $29,000 and by other net changes in asset and liability accounts and gain on the disposition of fixed assets of approximately $495,000 which mainly represent improved collections of accounts receivable and the removal of a restriction on certain assets as a result of our refinancing.

Net cash used in investing activities totaled approximately $486,000 for capital expenditures mainly for bingo hall renovations and leasehold improvements during the six months ended June 30, 2007. This compared to net cash provided by investing activities of approximately $1,008,000 in 2006. In 2006, cash was used in the amount of approximately $176,000 for the purchase of capital assets and offset by the collection of a note receivable in the amount of approximately $1,184,000.

Cash used in financing activities in 2007 totaled approximately $215,000, compared to net cash used in financing activities in 2006 of approximately $236,000. During the first six months of 2007, approximately $477,000 of cash proceeds were obtained through the sale of common stock, approximately $401,000 obtained from our refinancing and $1,093,000 was used for the payment of notes payable and legal settlement obligations. In 2006, approximately $204,000 of financing was obtained from proceeds from options exercised and the collection of subscription receivable and $440,000 was used for the payment of notes payable and capital lease obligations.

At June 30, 2007, we had approximately $16,476,000 in total assets with total liabilities of approximately $5,927,000 and approximately $10,549,000 of shareholders' equity. Total assets include approximately $3,484,000 in cash, $759,000 of net accounts receivable, other current assets of $317,000, $6,203,000 of net property and equipment, $5,514,000 of intangible assets, and $199,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $125,000 and notes payable obligations of approximately $3,728,000, legal settlement obligations of $764,000 and accrued and related-party liabilities of $1,310,000.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.


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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material pending legal proceedings, see Note 10 to the unaudited Consolidated Financial Statements included in Part I hereof, which
Note 10 is incorporated herein by reference.

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

                                   August 14, 2007

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