Form 10QSB
period 2007-09-30
LITTLEFIELD CORP
filed 2007-11-15
CIK 931683

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the fiscal quarter ended September 30, 2007

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

As of September 30, 2007, the Issuer had 11,328,404 shares of its Common Stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format: YES  [  ]    NO  [ X ]

                             Littlefield Corporation

                                   FORM 10-QSB

                    For the quarter ended September 30, 2007

                                      INDEX


Part I.  Financial Information

           Item 1. Financial Statements

                a) Consolidated Statements of Operations for the Three Months
                   Ended September 30, 2007 and2006..............................  2

                b) Consolidated Statements of Operations for the Nine Months
                   Ended September 30, 2007 and2006..............................  4

                c) Consolidated Balance Sheet as of September 30, 2007...........  6

                   Consolidated Statements of Cash Flows for the Nine
                d) Months Ended September 30, 2007 and 2006......................  7

                e) Notes to Consolidated Financial Statements                      9

           Item 2. Management's Discussion and Analysis of Financial
                   Condition And Results of Operations........................... 16

            Item 3 Controls and Procedures                                        18

Part II.  Other Information

                   Item 1.  Legal Proceedings.................................... 19

                   Item 6.  Exhibits............................................. 19

Signatures                                                                        19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Littlefield Corporation
                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,                                                                    2007        2006
                                                                                                 ----------- -----------
REVENUES:
   Entertainment                                                                                 $2,130,630  $1,822,417
   Hospitality                                                                                      868,102   1,000,272
   Other                                                                                             14,534      35,242
                                                                                                 ----------- -----------
TOTAL REVENUES                                                                                    3,013,266   2,857,931
                                                                                                 ----------- -----------

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation                                                          703,030     728,033
    Rent and utilities                                                                              667,788     642,012
    Other direct operating costs                                                                    823,092     821,057
    Depreciation and amortization                                                                   168,058     153,060
    License expense                                                                                  34,660      35,289
    Provision for doubtful accounts                                                                      --      34,104
                                                                                                 ----------- -----------
TOTAL COSTS AND EXPENSES                                                                          2,396,628   2,413,555

                                                                                                 ----------- -----------
GROSS MARGIN                                                                                        616,638     444,376

GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and other compensation                                                                 301,799     202,885
    Legal and accounting fees                                                                       182,957     317,746
    Depreciation and amortization                                                                    29,079      30,487
    Share-based compensation expense                                                                 14,311      14,311
    Other general and administrative                                                                167,927     169,357
                                                                                                 ----------- -----------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                                                       696,073     734,786

GAIN ON DISPOSITION OF FIXED ASSETS                                                                  11,002       5,701
                                                                                                 ----------- -----------

OPERATING INCOME (LOSS)                                                                             (68,433)   (284,709)

OTHER INCOME AND EXPENSES:
    Interest and investment income                                                                   24,324      50,699
    Interest expense ($1,688 and $7,877 respectively to related parties)                            (93,105)    (73,345)
    Other income and (expense)                                                                           --          --
                                                                                                 ----------- -----------
TOTAL OTHER INCOME AND EXPENSES                                                                     (68,781)    (22,646)

                                                                                                 ----------- -----------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                                (137,214)   (307,355)

PROVISION FOR INCOME TAXES                                                                            4,132      33,156
                                                                                                 ----------- -----------

NET INCOME (LOSS)                                                                                  (141,346)   (340,511)

OTHER COMPREHENSIVE INCOME                                                                                0           0
                                                                                                 ----------- -----------

NET COMPREHENSIVE INCOME (LOSS)                                                                   ($141,346)  ($340,511)
                                                                                                 =========== ===========

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,                                                                   2007         2006
                                                                                                 ----------  -----------
    Basic earnings per share                                                                       ($ 0.012)   ($ 0.031)
                                                                                                 =========== ===========

    Diluted earnings per share                                                                     ($ 0.012)   ($ 0.031)
                                                                                                 =========== ===========

Weighted average shares outstanding - basic                                                      11,325,469  10,833,341
                                                                                                 =========== ===========

Weighted average shares outstanding - diluted                                                    11,325,469  10,833,341
                                                                                                 =========== ===========

                      See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                             Littlefield Corporation
                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine months Ended September 30,                                                                     2007        2006
                                                                                                ------------ -----------

REVENUES:
   Entertainment                                                                                $ 6,646,077  $5,990,736
   Hospitality                                                                                    3,486,253   3,323,155
   Other                                                                                             38,226      78,126
                                                                                                ------------ -----------
TOTAL REVENUES                                                                                   10,170,556   9,392,017
                                                                                                ------------ -----------

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation                                                        2,277,071   2,099,540
    Rent and utilities                                                                            1,927,928   1,882,134
    Other direct operating costs                                                                  2,546,373   2,321,147
    Depreciation and amortization                                                                   482,593     482,652
    License expense                                                                                  95,336     106,179
    Provision for doubtful accounts                                                                      --     101,165
                                                                                                ------------ -----------
TOTAL COSTS AND EXPENSES                                                                          7,329,301   6,992,817

                                                                                                ------------ -----------
GROSS MARGIN                                                                                      2,841,255   2,399,200

GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and other compensation                                                                 855,346     493,335
    Legal and accounting fees                                                                       404,830     396,057
    Depreciation and amortization                                                                    86,208      81,130
    Share-based compensation expense                                                                 42,933      95,669
    Other general and administrative                                                                528,475     409,014
                                                                                                ------------ -----------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                                                     1,917,792   1,475,205

GAIN ON DISPOSTION OF FIXED ASSETS                                                                   23,100      10,047
                                                                                                ------------ -----------

OPERATING INCOME                                                                                    946,563     934,042

OTHER INCOME AND EXPENSES:
    Interest and investment income                                                                   56,357      94,667
    Interest expense ($11,813 and $23,630 respectively to related parties)                         (345,275)   (181,710)
    Other income and (expense)                                                                       (4,398)     37,527
                                                                                                ------------ -----------
TOTAL OTHER INCOME AND EXPENSES                                                                    (293,316)    (49,516)

                                                                                                ------------ -----------
NET INCOME BEFORE PROVISION FOR INCOME TAXES                                                        653,247     884,526

PROVISION FOR INCOME TAXES                                                                           54,335      63,930
                                                                                                ------------ -----------

NET INCOME                                                                                          598,912     820,596

OTHER COMPREHENSIVE INCOME                                                                            4,713           0
                                                                                                ------------ -----------

NET COMPREHENSIVE INCOME                                                                        $   603,625  $  820,596
                                                                                                ============ ===========

                      See notes to consolidated financial statements.

                             Littlefield Corporation
                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine months Ended September 30,                                                                      2007        2006
                                                                                                  ----------- ----------
EARNINGS PER SHARE:
    Basic earnings per share                                                                     $     0.054 $     0.077
                                                                                                 =========== ===========

    Diluted earnings per share                                                                   $     0.053 $     0.076
                                                                                                 =========== ===========

Weighted average shares outstanding - basic                                                       11,187,178  10,696,316
                                                                                                 =========== ===========

Weighted average shares outstanding - diluted                                                     11,345,558  10,841,168
                                                                                                 =========== ===========

Littlefield Corporation
CONSOLIDATED BALANCE SHEET (Unaudited)

                                     ASSETS
                                     ------
                                                                                                      September 30, 2007
                                                                                                       -----------------
Current Assets:
    Cash and cash equivalents                                                                          $      2,697,791
    Accounts receivable, net of allowance for doubtful accounts of $148,734                                     675,291
    Other prepaid expenses and current assets                                                                   275,335
    Note receivable                                                                                               5,588
                                                                                                       -----------------
    Total Current Assets                                                                                      3,654,005
                                                                                                       -----------------

Property and Equipment - at cost, net of accumulated depreciation and amortization                            6,726,415

Other Assets:
    Goodwill                                                                                                  4,905,111
    Intangible assets, net                                                                                      706,571
    Other non-current assets                                                                                    190,804
                                                                                                       -----------------
    Total Other Assets                                                                                        5,802,486
                                                                                                       -----------------

TOTAL ASSETS                                                                                           $     16,182,906
                                                                                                       =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Long term debt, current portion                                                                             194,339
    Long term debt, legal settlements, current portion                                                          253,363
    Trade accounts payable                                                                                      284,669
    Accrued expenses                                                                                          1,056,440
                                                                                                       -----------------
    Total Current Liabilities                                                                                 1,788,811
                                                                                                       -----------------

Long-term Liabilities:
    Long term debt, net of current portion                                                                    3,491,110
    Long term debt, legal settlements, net of current portion                                                   423,834
    Long term debt-related party                                                                                 42,000
                                                                                                       -----------------
    Total Long-term Liabilities                                                                               3,956,944
                                                                                                       -----------------
Total Liabilities                                                                                             5,745,755
                                                                                                       -----------------

Stockholders' Equity:
    Common stock, $0.001 par value, (authorized 20,000,000 shares, issued 12,344,139 shares,
     outstanding 11,328,404 shares)                                                                              12,344
    Additional paid-in-capital                                                                               23,783,982
    Treasury stock - 1,015,735 shares, at cost                                                               (1,293,521)
    Accumulated deficit                                                                                     (12,065,654)
                                                                                                       -----------------
    Total Stockholders' Equity                                                                               10,437,151
                                                                                                       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $     16,182,906
                                                                                                       =================

                      See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine months Ended September 30,                                                                    2007         2006
                                                                                               ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $   598,912  $   820,596
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                   568,801      563,782
   Stock based compensation expense                                                                 42,933       95,669
   Gain on disposition of fixed assets                                                             (23,100)          --
   Allowance for bad debt and write-offs                                                                --       34,104
   Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
        Accounts receivable                                                                        413,449      335,663
        Other assets and licenses                                                                  362,311      (76,393)
        Trade accounts payable                                                                      20,031     (248,119)
        Accrued expenses and other current liabilities                                            (203,737)    (219,514)
                                                                                               ------------ ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        1,779,600    1,305,788
                                                                                               ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment expenditures                                                          (1,336,673)    (286,688)
   Proceeds from the sale of property and equipment                                                 29,252           --
   Proceeds from the sale of investments                                                             3,741           --
   Proceeds from collection of note receivable                                                       1,603    1,184,214
                                                                                               ------------ ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                             (1,302,077)     897,526
                                                                                               ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable, legal settlements and capital leases                              (1,223,066)  (1,223,222)
   Proceeds from issued shares                                                                     476,560           --
   Proceeds from note payable                                                                      401,958           --
   Collection of subscription receivable                                                                --       46,000
   Proceeds from options exercised                                                                  15,250      158,000
                                                                                               ------------ ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                               (329,298)  (1,019,222)
                                                                                               ------------ ------------

NET INCREASE IN CASH                                                                               148,225    1,184,092

CASH AT BEGINNING OF PERIOD                                                                      2,549,566      618,972
                                                                                               ------------ ------------

CASH AT END OF PERIOD                                                                          $ 2,697,791  $ 1,803,064
                                                                                               ============ ============

                      See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months Ended September 30,                                                                          2007     2006
                                                                                                       -------- --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

    Interest                                                                                           $331,460 $162,014
                                                                                                       ======== ========


    Income taxes                                                                                       $ 65,087 $156,779
                                                                                                       ======== ========


Non-cash transactions:


    Issuance of treasury stock for deferred compensation and 401K plan                                 $ 46,506 $ 24,403
                                                                                                       ======== ========

                      See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2007
--------------------------------------------------------------------------------
NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION.
--------------------------------------------------------------------------------

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

The operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

--------------------------------------------------------------------------------
NOTE 2 - PROPERTY AND EQUIPMENT.
--------------------------------------------------------------------------------

Property and equipment at September 30, 2007 consists of the following:

Land                                   $740,467
Buildings                             3,344,168
Leasehold improvements                4,630,137
Rental inventory and bingo equipment  1,982,190
Equipment, furniture and fixtures     2,399,009
Automobiles                             451,433
                                      ----------
                                     13,547,404

Less:  Accumulated  depreciation  and
amortization                        (6,820,989)
                                     ----------

Property and equipment, net         $6,726,415
                                     ==========

Total depreciation expense, for owned and leased assets, charged to operations for the nine months ended September 30, 2007 and 2006 was approximately $546,700 and $542,200 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2007

--------------------------------------------------------------------------------
NOTE 3 - GOODWILL & OTHER INTANGIBLE ASSETS.
--------------------------------------------------------------------------------


Goodwill at September 30, 2007 is as follows:


                                             Gross
                                          Carrying   Accumulated
                                            Amount   Amortization      Total
                                      -------------  ------------  ----------

   Goodwill                             $6,704,375   $(1,799,264)  $4,905,111
                                      =============  ============  ==========

                                      Entertainment  Hospitality       Total
                                      -------------  ------------  ----------
   Balance at December 31, 2006         $4,533,727      $371,384   $4,905,111
   Goodwill acquired during the year           ---           ---          ---
   Impairment losses                           ---           ---          ---
   Goodwill disposed during the year           ---           ---          ---
                                      -------------  ------------  ----------
   Balance at September 30, 2007        $4,533,727     $ 371,384   $4,905,111
                                      =============  ============  ==========


Intangible assets at September 30, 2007 consists of the following:

                                           Gross
                                        Carrying     Accumulated
                                          Amount     Amortization    Total
                                      ------------   ------------  ----------
  Intangible Assets with Indefinite
  Lives:
  Bingo licenses                          $694,720       (51,974)    $642,746

  Intangible Assets with Finite
  Lives:
  Covenants not to compete                $297,500      (233,675)    $ 63,825
                                                                   ----------
  Intangible Assets, Net of
  Accumulated Amortization                                           $706,571
                                                                   ==========



Amortization expense charged to operations for the nine months ended September 30, 2007 and 2006 was approximately $22,125 and $21,600 respectively.


--------------------------------------------------------------------------------
NOTE 4 - SHAREHOLDERS' EQUITY.
--------------------------------------------------------------------------------

At September 30, 2007 the Company holds 1,015,735 treasury shares at an average purchase cost of $1.27.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2007

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

The Company recorded approximately $42,900 in compensation expense in the nine month period ended September 30, 2007 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. For options issued in 2006, the following assumptions were used: dividend yield of 10%, expected volatility of 68%, risk-free interest rate of 5.0% and an expected life of 7 years. There were no options issued in the nine month period ended September 30, 2007.



--------------------------------------------------------------------------------
NOTE 6 - EARNINGS PER SHARE.
--------------------------------------------------------------------------------


A reconciliation of basic to diluted earnings per share is as follows:

Nine months ended September 30,           2007        2007         2006        2006
-------------------------------           Basic      Diluted       Basic      Diluted
                                        ----------  ----------   ----------  ----------
Numerator:
    Net income (loss)                     $598,912    $598,912     $820,596    $820,596
                                        ==========  ==========   ==========  ==========
Denominator:
    Weighted average shares outstanding 11,187,178  11,187,178   10,696,316  10,696,316
    Effect of dilutive securities:
    Preferred stock                           ---         ---          ---          ---
    Stock options and warrants                ---     158,380          ---      144,852
                                        ----------  ----------   ----------  ----------
    Weighted average shares outstanding 11,187,178  11,345,558   10,696,316  10,841,168
                                        ==========  ==========   ==========  ==========

Earnings (loss) per share                  $0.054      $0.053       $0.077      $0.076
                                        ==========  ==========   ==========  ==========


Stock options to acquire 76,500 and 67,500 shares for the nine months ended September 30, 2007 and 2006, respectively were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2007

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

The components of comprehensive income for the nine months ended September 30, 2007 and 2006 are as follows:

                                 2007       2006
                            -----------  -----------
Net income                    $ 598,912     $820,596

Other comprehensive income

       Reclassification adjustment
       for loss on sale of
       investments
       included in net
       income                    4,713           --
                            -----------  -----------
                                 4,713           --
                            -----------  -----------

Total comprehensive income    $603,625     $820,596
                            ===========  ===========

--------------------------------------------------------------------------------
NOTE 8 - INCOME TAXES.
--------------------------------------------------------------------------------

The Company recorded approximately $54,000 and $64,000 of state income tax expense, respectively, for the nine months ended September 30, 2007 and 2006. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $6,800,000 at December 31, 2006 that begin expiring in the year 2015.

--------------------------------------------------------------------------------
NOTE 9 - RELATED PARTY TRANSACTIONS.
--------------------------------------------------------------------------------

In 2002, the President was awarded a $300,000 bonus. In August 2007, the Board of Directors approved and payment was made to the President and CEO for the accrued bonus and accrued interest thereon. The Company accrued $11,813 in interest in 2007 and $18,282 in 2006 on this liability.

During 2006, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $18,000 and $0 of deferred compensation in the nine months ended September 30, 2007 and 2006, respectively.

The President and CEO of the Company had personally guaranteed $300,000 of a note payable to a third party lender, in the original total amount of $540,000. The note was paid in full in May 2005. The Company accrued a total of $61,125 in loan guaranty fees to him in 2002. During the fourth quarter of 2006, the Board unanimously approved repayment of the loan guarantee fee and interest thereon and these amounts were paid in December 2006.

The Company purchased the President's office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payments for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. During the fourth quarter of 2006, the Board unanimously approved repayment of the office furniture note. During the nine months ended September 30, 2006 the President was paid interest in the amount of $5,348. The note was paid in full in December 2006.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) September 30, 2007

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

The Company is obligated to make payments over approximately the next three years in settlement of litigation that was concluded in prior periods. At September 30, 2007, the carrying value of these obligations was $677,197. The Company is current in all its settlement payment obligations.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney,
Case No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

In this case, Littlefield seeks recovery from Philip Furtney for fraud, negligent misrepresentations, and breach of guaranty. This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Phillip Furtney - Pondella Hall for Hire, Inc., and 800438 Ontario. Several months after the acquisition of the three centers, the Florida Attorney General's office obtained an indictment against two American Bingo subsidiaries and brought a civil proceeding related to two of the three centers for alleged gambling related offenses. The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers. Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo. In fact, the agreements related to the sale specifically and falsely stated that there were not any ongoing governmental investigations. American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement. The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico would not permit his United States attorney to accept service of the Complaint. Littlefield was successfully in finally serving Furtney when he was in the United States in 2005 to attend related litigation.

Furtney recently passed away, several months before the scheduled trial date. In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the defendant's estate as the defendant and continue to pursue the claim to judgment. The company is in the process of substituting Furtney's estate as the defendant and intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

--------------------------------------------------------------------------------
NOTE 10 - COMMITMENTS AND CONTINGENCIES.
--------------------------------------------------------------------------------

Amy Ramon, et al v. Clark C. Lilly, et al; Cause No. 2006-535,397 in the 237th District Court of Lubbock County, Texas.

This case has been resolved by the payment by Littlefield of a total of $25,000 which was divided among the six plaintiffs. The plaintiffs have executed comprehensive releases and the litigation against Littlefield and its subsidiaries has been dismissed with prejudice. Neither Littlefield nor its subsidiaries admitted any liability or fault in connection with the settlement. Settlement was reached during the week before scheduled October 15, 2007 trial after the Court had denied two motions filed by Littlefield and its subsidiaries for summary judgment. Littlefield had maintained a vigorous defense in this case because neither the plaintiffs nor the bingo manager were employees of Littlefield or its subsidiaries or subject to their control. However, both management of Littlefield and litigation counsel concluded that the cost of settling this case upon these terms would be less than trying the case to a completely favorable verdict. Littlefield intends to attempt to recover its attorneys fees and the amount paid in settlement from the charities which were the employers of the plaintiffs. These efforts are in a very early stage. The charities named as defendants settled with the plaintiffs prior to Littlefield's settlement.

By way of background, this proceeding is the result of the consolidation of four separate lawsuits. Littlefield Corporation, Meeks Management Company (sued as Meeks Management Corporation), and Littlefield Charitable Bingo Management Consulting, Inc., (and other non-related parties including the charities) were defendants in this case. The Plaintiffs are six former employees of various charities which conducted bingo games in a bingo hall leased to the charities by Meeks Management Company. The plaintiffs claimed that the charities' bingo hall manager sexually harassed them and fired them in retaliation for filing a complaint with the Equal Employment Opportunity Commission. Littlefield and its subsidiaries were sued upon the theory that they were employers of the plaintiffs and the manager and that they exercised control over the plaintiffs employment.

Hamby Volunteer Fire Department, Trustee of the Ambler Charities Unit Trust
v. Littlefield Corporation, d/b/a Ambler Bingo, Inc.; Cause No.24140-B, 104 Judicial District Court of Taylor County, Texas.

Plaintiff filed suit against the Corporation alleging breach of contract and violation of the Bingo Enabling Act. The Corporation has filed an answer denying all of the Plaintiff's claims. The Company is vigorously defending itself and has also filed a motion to dismiss the lawsuit on the ground that Plaintiff filed suit against the wrong entity. At this time, the district court has not ruled on the Corporation's motion.

Texas Lottery Commission Notice of Opportunity to Show Compliance.

Texas Charities, Inc., a subsidiary of the Corporation licensed by the Texas Lottery Commission ("Commission") as a commercial lessor pursuant to the Bingo Enabling Act ("Act"), received a Notice of Opportunity to Show Compliance ("Notice") from the Commission's Charitable Bingo Division ("Division") dated July 27, 2007. The Notice indicated that the Division had reason to believe that Texas Charities, Inc. had violated the Act by improperly extending credit. Texas Charities, Inc. disputes the Division's interpretation and intends to exercise its opportunity to show compliance. However, if the matter cannot be settled with the Division, it may be referred to the State Office of Administrative hearings for a hearing on the matter.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

A summary of the segment financial information reported to the CODM for the nine months ended September 30, 2007 and 2006 is as follows:

September 30, 2007
------------------
                                                                    Entertainment Hospitality    Adjustment Consolidated
                                                                    ------------- ----------- ------------- ------------
Revenue                                                               $ 6,646,000 $3,486,000  $     39,000   $10,171,000
Depreciation and Amortization                                             305,000    178,000        86,000       569,000
Segment profit (loss)                                                   3,118,000   (314,000)   (2,206,000)      598,000
Segment Assets                                                         27,552,000  1,487,000   (12,856,000)   16,183,000

September 30, 2006
------------------
                                                                    Entertainment Hospitality    Adjustment Consolidated
                                                                    ------------- ----------- ------------- ------------
Revenue                                                               $ 5,991,000 $3,323,000  $     78,000   $ 9,392,000
Depreciation and Amortization                                             302,000    181,000        81,000       564,000
Segment profit (loss)                                                   2,601,000   (268,000)   (1,512,000)      821,000
Segment Assets                                                         24,600,000  1,342,000   (10,285,000)   15,657,000

The Adjustments generally represent other corporate expenses and revenue, other income, depreciation and amortization related to corporate assets, corporate gains and losses on disposition of assets, inter-company eliminations and corporate capital expenditures to reconcile segment balances to consolidated balances.

A summary of items included in the "Adjustment" follows:

                                                                                                   2007         2006
                                                                                               ------------ ------------
Gross profit - other revenue                                                                   $    37,000  $    66,000
General and administrative expense                                                              (1,919,000)  (1,474,000)
Gain on disposition of fixed assets                                                                 23,000       10,000
Other income and expenses                                                                         (293,000)     (50,000)
Provision for income taxes                                                                         (54,000)     (64,000)
                                                                                               ------------ ------------
Total "Adjustment"                                                                             $(2,206,000) $(1,512,000)
                                                                                               ============ ============

--------------------------------------------------------------------------------
NOTE 12 - SUBSEQUENT EVENTS.
--------------------------------------------------------------------------------


None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the first nine months of 2007, we continued to improve revenue and gross profit in our Entertainment and Hospitality segments. These improvements were partially offset by certain increases in General and Administrative expenses and interest expense. Earnings in the first nine months of 2007 included approximately $372,000 of notable items: $254,000 for legal expenses related to legal cases and regulatory matters, $75,000 related to business development expenses associated with opening a new market, and $43,000 of non-cash expenses related to stock-based compensation. Earnings in the first nine months of 2006 included approximately $354,000 of notable items: legal settlement expense, $183,000; legal expenses, $51,000; restatement expenses, $62,000 and $96,000 of non-cash expenses related to stock-based compensation offset by $38,000 from insurance proceeds and fixed asset sales.

Revenues

The following table sets forth the Company's revenues by segment for the nine months ended September 30, 2007 and 2006:

                                                                                  2007       2006     Change   % Change
                                                                              ----------- ---------- --------- ---------
Total Revenues                                                                $10,171,000 $9,392,000 $779,000         8%
Entertainment                                                                   6,646,000  5,991,000  655,000        11%
   Texas                                                                        4,111,000  3,707,000  404,000        11%
   South Carolina                                                               1,415,000  1,183,000  232,000        20%
   Alabama                                                                      1,120,000  1,101,000   19,000         2%
Hospitality                                                                     3,486,000 $3,323,000 $163,000         5%
Other                                                                              39,000     78,000  (39,000)       NM

During the first nine months of 2007, total revenues for the Company increased 8% over 2006 with both Entertainment and Hospitality segments contributing to the increase in revenue. Entertainment revenue rose 11% with Texas being the most significant contributor. South Carolina's improvement reflected changes in management agreements and bingo tax rates. The Entertainment segment accounted for 65% of total revenues compared with 64% of total revenues in 2006. By state, Entertainment revenues for Texas, South Carolina and Alabama were 62%, 21%, and 17% of total Entertainment revenue respectively compared to 62%, 20% and 18% in 2006. Hospitality revenue increased 5% over the prior year reflecting the contribution of larger customers and events. Hospitality accounted for 34% of total revenues in 2007, compared to 35% of total revenues in 2006. Other revenue includes other ancillary services and miscellaneous revenue not reported as segment revenue.

Costs and Expenses

Cost of services increased 5% over the comparable nine-month prior year period. This, in conjunction with the higher revenue growth of 8%, resulted in an improvement of gross profit percent (gross profit as a percent of sales) to 27.9% from 25.5% in 2006. Overall, total gross profit increased 18% or $442,000 over the prior year. The table below summarizes gross profit by segment for the nine months ended September 30, 2007 and 2006:

                                                                               2007        2006       Change   % Change
                                                                            ----------- ----------- ---------- ---------
Total Gross Profit                                                          $2,841,000  $2,399,000  $ 442,000        18%
Entertainment                                                                3,118,000   2,601,000    517,000        20%
Hospitality                                                                   (314,000)   (268,000)   (46,000)       NM
Other                                                                       $   37,000  $   66,000   ($29,000)       NM

The increase in gross profit was mainly attributed to higher revenues and management's concentration on cost containment throughout the organization. The Entertainment gross profit as a percent to sales increased to 46.9% versus 43.4% respectively for 2007 and 2006. The 2007 Hospitality gross margin loss widened largely as a result of costs associated with self-promotion events.

Direct salaries and other compensation were up 8% over the prior year representing staff additions corresponding to the higher revenues especially in the Hospitality segment. Rent and utilities in 2007 were up approximately 2% over 2006. In 2007 and 2006, we did not recognize lease costs on a straight-line basis as provided in SFAS 13, paragraph 15 and FTB 85-3 for leases entered into prior to October 2007. Instead, lease costs were recognized based on payments made or accrued during each month. If the Company had recognized lease expense on a straight-line basis in 2007 and 2006, total lease costs would not have materially changed the Company's financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses. Generally, the Company's leases are triple net.

Other direct operating costs in 2007 were up 10% over the prior year, mainly due to higher food and supplies costs associated with the increased revenue and sub-rental expenses than incurred in 2006 and costs associated with renovating certain bingo halls. License expense was down $11,000 as a result of the timing of the payment of licenses. The provision for doubtful accounts was reduced to 0% versus 1.0% of sales last year.

Depreciation and amortization expense totaled approximately $569,000 ($483,000 Cost of Services plus $86,000 G&A) in 2007 versus $564,000 in the prior year.

General and administrative expenses, excluding related depreciation expense and the noted business development and legal fees totaled approximately $1,460,000 in 2007, compared to approximately $1,002,000 in 2006, an increase of about $458,000. The increase mainly related to staff additions, compensation adjustments, sundry expenses and the timing of accrued incentive expenses.

Other income and expense was an expense of approximately $293,000 for 2007, compared to approximately $50,000 in 2006. The difference mainly stems from higher interest expense and the noted 2006 insurance proceeds. The higher 2007 interest expense mainly reflects the financing of legal settlements during 2006.

Our income tax expense for 2007 was approximately $54,000 compared to $64,000 in 2006, all of which is related to the expected effective tax rate for state income taxes. As of December 31, 2006, the Company had a net operating loss available for carryover on its federal income taxes of approximately $6,800,000.

Net Income
----------

During the first nine months of 2007, we realized net income of approximately $599,000; $0.05 per basic and $0.05 per fully diluted share. Net income for 2006 was $821,000; $0.08 per basic and $0.08 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 11,187,178 in 2007 compared to 10,696,316 in 2006. The increase in shares outstanding mainly represents the sale of 400,000 shares of common stock in 2007.

Earnings in the first nine months of 2007 included approximately $372,000 of notable items: $254,000 for legal expenses related to legal cases and regulatory matters, $75,000 related to business development expenses associated with opening a new market, and $43,000 of non-cash expenses related to stock-based compensation.

Earnings in the first nine months of 2006 included approximately $354,000 of notable items: legal settlement expense, $183,000; legal expenses, $51,000; restatement expenses, $62,000 and $96,000 of non-cash expenses related to stock-based compensation offset by $38,000 from insurance proceeds and fixed asset sales.

Adjusted for the noted items above, the adjusted net income during the first nine months of 2007 was $971,000 and basic earnings per share were $0.09 per share in 2007 versus an adjusted net income of $1,175,000 and basic earnings per share of $0.11 last year.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at September 30, 2007, totaled approximately $2,698,000 and represented 17% of total assets of approximately $16,183,000. Current assets totaled approximately $3,654,000. Current liabilities totaled $1,789,000. Working capital was approximately $1,865,000 with a current ratio of
2.0 to 1 compared to approximately 1.2 to 1 in September 2006.

Cash provided by operating activities for the nine months ended September 30, 2007, totaled approximately $1,780,000 compared to cash provided of $1,306,000 during 2006. Cash flows provided by operating activities in 2007 were increased by net income of approximately $599,000, non-cash depreciation expense of approximately $569,000, stock based compensation of approximately $43,000 and by other net changes in asset and liability accounts and gain on the disposition of fixed assets of approximately $569,000 which mainly represent improved collections of accounts receivable and the removal of a restriction on certain assets as a result of our refinancing.

Net cash used in investing activities totaled approximately $1,302,000 for capital expenditures mainly for bingo hall renovations and leasehold improvements during the nine months ended September 30, 2007. This compared to net cash provided by investing activities of approximately $898,000 in 2006. In 2006, cash was used in the amount of approximately $286,000 for the purchase of capital assets and offset by the collection of a note receivable in the amount of approximately $1,184,000.

Cash used in financing activities in 2007 totaled approximately $329,000, compared to net cash used in financing activities in 2006 of approximately $1,019,000. During the first nine months of 2007, approximately $477,000 of cash proceeds were obtained through the sale of common stock, approximately $402,000 was obtained from our refinancing, $15,000 provided by exercised options and $1,223,000 was used for the payment of notes payable and legal settlement obligations. In 2006, approximately $204,000 of financing was obtained from proceeds from options exercised and the collection of subscription receivable and $1,223,000 was used for the payment of notes payable and legal settlements and capital lease obligations.

At September 30, 2007, we had approximately $16,183,000 in total assets with total liabilities of approximately $5,746,000 and approximately $10,437,000 of shareholders' equity. Total assets include approximately $2,698,000 in cash, $675,000 of net accounts receivable, other current assets of $281,000, $6,726,000 of net property and equipment, $5,612,000 of intangible assets, and $191,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $285,000 and notes payable obligations of approximately $3,685,000, legal settlement obligations of $677,000 and accrued and related-party liabilities of $1,099,000.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.


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

                                     November 14, 2007

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