Form 10KSB
period 2007-12-31
LITTLEFIELD CORP
filed 2008-03-31
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S- contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [_] NO [X]

Issuer's revenues for its most recent fiscal year:               $  13,428,503

Aggregate market value of the issuer's common stock held by non-affiliates based
on the last sales price as of March 5, 2008                      $ 10,118,487

Number of shares of the issuer's common stock outstanding as of March 5, 2008 11,444,060

                       Documents Incorporated By Reference

The issuer's Proxy Statement for its annual meeting of stockholders to be held on May 21, 2008, is incorporated by reference in this Form 10-KSB in Part III
Item 9, Item 10, Item 11 and Item 12.

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

                                     PART I
                                     ------

ITEM I: DESCRIPTION OF BUSINESS
-------------------------------

Littlefield Corporation develops, owns and operates charitable bingo halls, and owns and operates party rental and catering companies. In our Entertainment division, we operate 31 charitable bingo halls in Texas, Alabama, and South Carolina. We also own and operate Littlefield Hospitality in Austin, Texas. The Hospitality division consists of Premiere Events and Rental, a party and tent rental company, and Word of Mouth Catering, a custom catering company. We were incorporated in Delaware in 1994.


CURRENT YEAR EVENTS:

During 2007, the Company devoted time and resources related to the growth and expansion into targeted geographic areas and continued efforts to resolve certain legal matters:

      February 2007 - The Company announced the sale of 400,000 unregistered shares of its common stock to an institutional investor at a fifteen percent (15%) premium to the then current market price.

      March 2007 - The Company entered into a term loan and refinanced certain debt. The refinancing provided approximately $400,000 of additional working capital for operations and acquisition activity.

      August 2007 - The Company announced it acquired the stock of two Texas corporations who each own a commercial license to lease bingo premises. The acquisitions are complementary to the Company's current portfolio of Texas bingo licenses.

      December 2007 - The Company announced it executed a definitive agreement to acquire a Florida bingo hall. The acquisition of a bingo hall in Pensacola, Florida was completed with an effective date of January 1, 2008.

Also during 2007, the Company continued efforts to resolve certain legal matters:

      In February 2007, the case relating to the South Carolina Department of Revenue issuance of an administrative bingo violation alleging that the Company has an unlawful number of bingo promoter licenses was continued and removed from the docket for up to approximately 18 months and a partial summary judgment was granted dismissing named charities from the matter. The Company is vigorously defending itself and asserts that it is not the holder of the promoter licenses but rather that its lawfully formed subsidiaries are separate corporations that each holds a lawful number of the promoter licenses.

      July 2007 - A subsidiary of the Company licensed by the Texas Lottery Commission ("Commission") as a commercial lessor pursuant to the Bingo Enabling Act ("Act"), received a Notice of Opportunity to Show Compliance ("Notice") from the Commission's Charitable Bingo Division ("Division"). The Notice indicated that the Division had reason to believe that Texas Charities, Inc. had violated the Act by improperly extending credit. Texas Charities, Inc. disputes the Division's interpretation and intends to exercise its opportunity to show compliance. However, if the matter cannot be settled with the Division, it may be referred to the State Office of Administrative hearings for a hearing on the matter

     September 2007 - Several months before the scheduled trial date of the Furtney case, the defendant passed away. The Company has now substituted Furtney's estate as the defendant and intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation.

      October 2007 - The Company resolved its Lubbock case by the payment by Littlefield of a total of $25,000 which was divided among the six plaintiffs. Neither Littlefield nor its subsidiaries admitted any liability or fault in connection with the settlement. The Company maintained a vigorous defense in this case because neither the plaintiffs nor the bingo manager were employees of Littlefield or its subsidiaries or subject to their control. However, both management of Littlefield and litigation counsel concluded that the cost of settling this case upon these terms would be less than trying the case to a completely favorable verdict.

October 2007 - The Company announced two of its South Carolina bingo halls were damaged by fire. The two bingo halls are located in Goose Creek in the vicinity of Charleston, South Carolina and are known as Beacon Beach Bingo Hall and Beacon Bingo Hall. One hall was subsequently brought back into operations in December in a temporary location. Both halls began operations in late January 2008 at the original renovated location.

All of the legal matters are discussed more thoroughly in Item 3 - "Legal Proceedings", Item 6 - "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and "Notes to Consolidated Financial Statements".

PRINCIPAL BUSINESS AND MARKETS

We currently have two distinct and separate business segments.

1. "Littlefield Entertainment" owns and operates 31 charitable bingo halls. Of these 31 bingo halls, seventeen (17) are in Texas (Austin-1, Abilene-2, Amarillo-3, McAllen-3, Lubbock-3, Odessa-1, Midland-1, San Angelo-2 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1), ten (10) are in South Carolina (Charleston-5, Georgetown-1, Goose Creek-1, Walterboro-1, Conway-1, and Aiken-1) and one (1) is in Florida in January 2008. The total segment comprised approximately 63% of our total revenues in 2007 versus 59% in 2006.

2. "Littlefield Hospitality" consists of Austin Tents and Events which was acquired in November 2000, Premiere Party Rental which was acquired in July of 2001, and Word of Mouth Custom Catering which was acquired in August of 2001. Austin Tents and Events and Premiere Party Rental were subsequently combined and are now called Premiere Tents and Events. Revenues in our Hospitality division comprised 36% of total revenues in 2007 compared to 40% in 2006.

LITTLEFIELD ENTERTAINMENT. Our main business is the management of charitable bingo halls. We might be called a "charitable bingo lessor" or "bingo conductor" or "bingo promoter" depending upon the jurisdiction in which we are operating.

A new charity bingo hall is created when we contract with a real estate landlord, through a long-term real estate lease, to rent premises suitable for a bingo hall. We engage in market, demographic and location research in order to ensure the suitability of a specific site for the development of a new bingo hall. We then develop the physical plant for a bingo hall based upon our expertise; and, attract the requisite number of charities for the use of the premises and the services provided to support the charities' conduct of bingo operations.

When we invest in a new start up bingo hall, we anticipate recovering our entire investment (usually $100,000 to $400,000) within one to two years after the attainment of a stable and predictable operating environment (typically 6-12 months after the initiation of operations with a full contingent of charities). In addition to starting up new charitable bingo halls, we may acquire other companies that also engage in the management of charitable bingo halls. We anticipate an immediate going in return of 25-35% on our entire investment and the ability to sustain that level of performance for a ten (10) year period, absent only regulatory or environmental changes beyond our ability to predict or control. In the past four years in Texas, we have purchased El Bingo Grande Bingo Hall, Bingo Idea, Bingo Barn and Strike It Rich in San Angelo. Of these, Bingo Idea and Bingo Barn were purchased with the knowledge that we would not attain these goals, as these were strategic purchases that allowed us to take advantage of our market presence. The El Bingo Grande Hall purchase has produced a cumulative 87% return since 2002. In 2002, we operated the hall for approximately one-half year and had a 6% return during this period, in 2003 a 16% return, in 2004 a 16% return, in 2005 a 15% return, in 2006 a 17% return and in 2007 a 17% return. In October 2005, we obtained the bingo operations of Strike It Rich Bingo in San Angelo, TX. This was an ongoing bingo hall, but one that was not operating at its potential. In the three months of 2005 that we operated the hall, it generated a 5% return and for 2006 it generated a 44% return. In 2007 we made an additional $450,000 investment at the location and earned a 29% return.

In  2007,  our  charitable  bingo  halls  raised  approximately   $3,700,000  in
charitable funding for those charities that operate in our bingo halls. We helped raise $290,000 for charities in South Carolina, $590,000 for charities in Alabama, and $2,820,000 for charities in Texas. Since 2001 our company has helped raise over $24 million for charity.

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

The principal methods of competition used, once an ideal location is obtained, include providing clean, safe and attractive facilities, creating customer loyalty through various marketing efforts, and other promotional programs to stimulate interest in not only playing the game of bingo, but in frequenting our bingo locations specifically. Our combined industry knowledge also gives us a competitive advantage when negotiating with the various charities to use our facilities for their operations. Direct advertising is not permitted under the local bingo regulations by the promoter's organizations in some jurisdictions and is permitted in others.

Regulation. In 2007, we operated in Texas, Alabama and South Carolina, and each state regulates bingo operations differently.

In Texas, the Texas Lottery Commission regulates bingo and its rules are uniform throughout the State. In general, a bingo hall can contain up to seven (7) charities and can operate seven (7) days per week and conduct as many as fourteen (14) bingo sessions per week.

In South Carolina, the South Carolina Department of Revenue is the principal regulator for bingo. Its rules are uniform throughout the State. In general, a bingo hall can contain a single charity and can only operate five (5) sessions per week with a Class B license or every day with a Class C license. In general, a Class C hall is permitted to play more often, but is required to pay out less money than a Class B hall.

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

LITTLEFIELD HOSPITALITY:

In the last quarter of 2000, we began a diversification of our businesses with the acquisition of Austin Tents and Events, and with the purchase of Premiere Party Rental and Word of Mouth Custom Catering in the summer of 2001. Over the last three years, these combined businesses had average revenue of approximately $4,800,000 per year and operated in the central Texas area in and around Austin, Texas. The companies engaged in the party rental business, catering, and installation of tents for events, parties, weddings, festivals, etc. as well as a small amount of event planning (music, flowers, catering, etc.).

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

EMPLOYEES:

As of the report date, we had approximately two hundred fifteen (215) employees and five (5) directors, of which one is a full time employee. Of the current employment level, fourteen (14) are at our headquarters in Austin, Texas, twenty five (25) are engaged in bingo operations, and one hundred seventy six (176) are with Littlefield Hospitality. Littlefield Hospitality consists of forty nine
(49) full time employees and one hundred twenty seven (127) part time employees.


ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

Our principal executive offices, which we own, are located at 2501 North Lamar Boulevard, Austin, Texas 78705. We lease space for the majority of our bingo operations in Texas, Alabama, South Carolina and Florida and in turn sublease the bingo centers to various charities. We are responsible for real estate taxes, insurance, common area maintenance and repair expenses on some of our leases. We own three bingo centers. We believe the condition of our leased and owned properties is good. No single property, leased or owned, amounts to 10% or more of our total assets.

State         City          Location Purpose Location Name       Status
------        -----         ---------------- -------------       ------
Alabama       Mobile        Bingo Hall       Bingo Haven         Operating
              Montgomery    Bingo Hall       Winners             Operating
              Montgomery    Bingo Hall       Good Times          Operating
South         Charleston    (2) Bingo Halls  Beacon              Operating
Carolina                    (B&C)
              Charleston    (2) Bingo Halls  Lucky I             Operating
                            (B&C)
              Charleston    (1) Bingo Halls  Shipwatch           Operating
                            (C)
              Georgetown    Bingo Hall       By George! Bingo    Operating
              Walterboro    Bingo Hall       Coverall Bingo      Operating
              Conway        Bingo Hall       Mill Pond Bingo     Operating
              Aiken         Bingo Hall       Tally Ho! Bingo     Operating
              Goose Creek   Bingo Hall       Galley Hall         Operating
Texas         Abilene       Bingo Hall       Ambler Bingo        Operating
              Abilene       Bingo Hall       Super Bingo         Operating
              Amarillo      Bingo Hall       Hi-Plains Bingo     Operating
              Amarillo      Bingo Hall       Goldstar II Bingo   Operating
              Amarillo      Bingo Hall       Grandview           Operating
              Austin        Corporate        Corporate Hdqtrs    Occupied
                            Headquarters
              Austin        Bingo Hall       American Paradise   Operating
              Lubbock       Bingo Hall       Lucky Bingo         Operating
              Lubbock       Bingo Hall       Goldstar I Bingo    Operating
              Lubbock       Bingo Hall       Parkway Bingo       Operating
              McAllen       Bingo Hall       Americana I         Operating
              McAllen/San   Bingo Hall       Triple City Bingo   Operating
              Juan
              McAllen       Bingo Hall       El Bingo Grande     Operating
              Midland       Bingo Hall       Bingo Barn          Operating
              Odessa        Bingo Hall       Strike It Rich      Operating
              Austin        Warehouse        Premiere Party      Operating
                                             Rental
              Austin        Kitchen &        Word of Mouth       Operating
                            Offices
              San Antonio   Bingo Hall       Blanco Bingo        Operating
              San Angelo    Bingo Hall       Strike It Rich      Operating
              San Angelo    Bingo Hall       Let It Ride         Operating
Florida       Pensacola     Bingo Hall       Town & Country      Operating

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

In this case, Littlefield initially sought recovery from Philip Furtney ["Furtney"] for fraud, negligent misrepresentations, and breach of guaranty. This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney - Pondella Hall for Hire, Inc., and 800438 Ontario. Several months after the acquisition of the three centers, the Florida Attorney General obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and brought a civil proceeding against the same two subsidiaries and American Bingo based upon the same allegations. The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers. Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo. In fact, the agreements related to the sale specifically and falsely stated that there were not any ongoing governmental investigations. American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement. The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico would not permit his United States attorney to accept service of the Complaint. Littlefield was successful in finally serving Furtney when he was in the United States in 2005 to attend related litigation.

Furtney passed away in September 2007, several months before the scheduled trial date. In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the defendant's estate as the defendant and continue to pursue the claim to judgment. Furtney's estate has now been substituted as the defendant and Littlefield intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers from Furtney's estate, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation.

Hamby Volunteer Fire  Department,  Trustee of the Ambler  Charities Unit Trust
v. Littlefield Corporation, d/b/a Ambler Bingo, Inc ; Cause No. 24140-B; 104th Judicial District Court of Taylor County, Texas.

Plaintiff filed suit against the Corporation alleging breach of contract and violation of the Bingo Enabling Act ("Act"). The Corporation filed an answer denying all of the Plaintiff's claims. Plaintiff and the Corporation have reached a confidential settlement agreement, which amount is immaterial to the Company, and the parties have agreed to seek dismissal of the case.

South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., and Gamecock Promotions, Inc., 05- ALJ-17-0413-CC

The South Carolina Department of Revenue issued an administrative bingo violation against the above referenced parties alleging that the Company has an unlawful number of bingo promoter licenses. The Department of Revenue seeks to revoke all bingo promoter licenses held by the Company's South Carolina subsidiaries and seeks a $5,000 penalty. The Department of Revenue has moved to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company. The Department of Revenue's theory is that the three South Carolina subsidiaries are invalid corporations and that as a matter of law the Company is the holder of the 12 promoter licenses at issue. South Carolina law provides that a promoter may only have 5 licenses. The Company moved for summary judgment and it was denied. However, certain originally named charities were dismissed from the lawsuit. The case has been stayed until co-counsel returns from active military duty, which is expected to occur around August of 2008. The Company is vigorously defending itself and asserts that it is not the holder of the promoter licenses but rather that its lawfully formed subsidiaries are separate corporations that each holds a lawful number of the promoter licenses.

Texas Lottery Commission Notice of the Opportunity to Show Compliance.

Texas Charities, Inc., a subsidiary of the Company licensed by the Texas Lottery Commission ("Commission") as a commercial lessor pursuant to the Bingo Enabling Act, received a Notice of Opportunity to Show Compliance ("Notice") from the Commission's Charitable Bingo Division ("Division") dated July 27, 2007. The Notice indicated that the Division intended to initiate administrative disciplinary action against Texas Charities, Inc. because it believed that Texas Charities, Inc. violated the Act by improperly extending credit. On January 16, 2008, the Division amended the Notice to indicate that the Division also had reason to believe that Texas Charities, Inc. violated the Act by including a provision in its commercial lease agreement that required the lessee to sell certain bingo equipment to third parties under certain circumstances. Texas Charities, Inc. disputes the Division's interpretation of the Act and, if necessary, intends to exercise its opportunity to show compliance. However, if the matters cannot be settled with the Division, they may be referred to the State Office of the Administrative Hearings for a hearing.

Amy Ramon, et al v. Clark C. Lilly, et al; Cause No. 2006-535,397 in the 237th District Court of Lubbock County, Texas.

Settled. This case has been resolved by the payment by Littlefield of a total of $25,000 which was divided among the six plaintiffs. The plaintiffs have executed comprehensive releases and the litigation against Littlefield and its subsidiaries has been dismissed with prejudice. Neither Littlefield nor its subsidiaries admitted any liability or fault in connection with the settlement. Settlement was reached during the week before scheduled October 15, 2007 trial after the Court had denied two motions filed by Littlefield and its subsidiaries for summary judgment. Littlefield had maintained a vigorous defense in this case because neither the plaintiffs nor the bingo manager were employees of Littlefield or its subsidiaries or subject to their control. However, both management of Littlefield and litigation counsel concluded that the cost of settling this case upon these terms would be less than trying the case to a completely favorable verdict. Littlefield intends to attempt to recover its attorneys fees and the amount paid in settlement from the charities which were the employers of the plaintiffs. These efforts are in a very early stage. The charities named as defendants settled with the plaintiffs prior to Littlefield's settlement.



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

2007:         High  Low         2006:        High  Low
-----         ----  ---         -----        ----  ---
First Quarter $1.22 $0.81       First        $1.34 $0.47
                                Quarter
Second        $1.27 $1.01       Second       $1.92 $1.10
Quarter                         Quarter
Third Quarter $1.40 $1.11       Third        $1.32 $1.01
                                Quarter
Fourth        $1.50 $1.26       Fourth       $1.10 $0.79
Quarter                         Quarter

High and low closing prices presented have been adjusted for a 20% stock dividend in April 2006.


Security Holders

As of March 5, 2008, our common stock was held by approximately 748 beneficial shareholders.


Dividends

We have not paid, and currently have no intention to pay, any cash dividends on our common stock. In the second quarter of 2006 we issued a stock dividend of 20% of our outstanding common stock.


Securities Authorized For Issuance Under Equity Compensation Plans

                     Number of securities to     Weighted average
                       be issued upon exercise    exercise price of      Number of securities
                       of outstanding options,   outstanding options,   remaining available for
    Plan Category        warrants and rights     warrants and rights        future issuance
                                 (a)                     (b)                      (c)
--------------------- ------------------------- --------------------- ---------------------------
Equity compensation
  plans approved by
   security holders            617,910                  0.74                   1,391,474
Equity compensation              NA                      NA                       NA
 plans not approved
 by security holders
        Total                  617,910                  0.74                   1,391,474

Recent Sales of Unregistered Securities

In March 2007, the Company sold 400,000 unregistered shares of its common stock for proceeds of $476,560 to an institutional investor at a fifteen percent (15%) premium.

ITEM 6 -  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
-----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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


Results of Operations
---------------------

In 2007, the Company slightly exceeded last year's record revenue level and posted the second highest level of gross profit in the last five years.

Full year 2007 earnings included the effects of approximately $1,120,000 of notable items: $633,000 from renovating and reopening a hall in Texas and lower revenue from a major Hospitality customer, $430,000 of legal expenses and $57,000 of non-cash expenses for stock-based compensation. The legal expenses mainly include costs from our expansion plans and operations in South Carolina, Florida, Arkansas and Texas, settlement of a claim in Texas and our litigation with Furtney seeking recovery of prior settlements and other damages.

Full year 2006  earnings  included  approximately  $493,000 of notable  charges:
$420,000 associated with legal settlements, $110,000 of non-cash expenses for stock-based compensation offset by an insurance claim and asset disposal of $37,000.

Revenues

The following table sets forth the Company's revenues by segment for 2007 compared to 2006:

                             2007            2006           Change        % Change
                     --------------- -------------- --------------- ----------------
Total Revenues        $   13,429,000  $  13,401,000  $      28,000               0%
Entertainment              8,526,000      7,909,000        617,000               8%
   Texas                   5,372,000      4,954,000        418,000               8%
   South Carolina          1,715,000      1,498,000        217,000              14%
   Alabama                 1,439,000      1,457,000        (18,000)             (1%)
Hospitality                4,854,000      5,419,000       (565,000)             10%
Other                 $       49,000  $      73,000  $     (24,000)             NM

Total revenues for the Company slightly exceeded last year's record revenue level with Entertainment revenue increases offsetting lower Hospitality revenue levels. Entertainment revenue rose 8% largely reflecting strong performance in Texas and South Carolina. The Entertainment segment accounted for 63% of total revenues compared with 59% of total revenues in 2006. By state, Entertainment revenues for Texas, South Carolina and Alabama were 63%, 20%, and 17% of total Entertainment revenue respectively compared to 63%, 19% and 18% in 2006. Hospitality revenue decreased 10% from the prior year mainly reflecting lower activity with a major customer. Hospitality accounted for 36% of total revenues in 2007, compared to 40% of total revenues in 2006. Other revenue included other ancillary services and miscellaneous revenue not reported as segment revenue.

Costs and Expenses
------------------

Cost of services were approximately flat from the prior year despite costs associated with renovating and reopening a hall in Texas. The steady cost level, in conjunction with the approximate same year-over-year revenue level resulted in an approximate equivalent gross profit percent (gross profit as a percent of sales); 25.0% in 2007 compared to 25.2% in 2006. The table below summarizes gross profit by segment for 2007 and 2006:

                           2007           2006          Change       % Change
                      --------------- ------------- -------------- ---------------
Total Gross Profit      $  3,357,000   $  3,375,000  $    (18,000)            (1%)
Entertainment              3,491,000      3,283,000       208,000              6%
Hospitality                 (183,000)        46,000      (229,000)            NM
Other                   $     49,000   $     46,000  $      3,000             NM

The equivalent gross profit margin can be attributed to management's concentration on cost containment throughout the organization in response to changes in differing segment revenue levels. The Entertainment gross profit as a percent to sales was 40.9% versus 41.5%, respectively, for 2007 and 2006. The 2007 Hospitality gross loss was attributable to the 10% decline in revenue from the prior year and losses on certain self-promotion events.

Direct salaries and other compensation were about equal to the prior year. Rent and utilities in 2007 were up approximately 4% over 2006. In 2007 and 2006, we did not recognize lease costs on a straight-line basis as provided in SFAS 13, paragraph 15 and FTB 85-3 for leases entered into prior to October 2007. Instead, lease costs were recognized based on payments made or accrued during each month. If the Company had recognized lease expense on a straight-line basis in 2007 and 2006, total lease costs would not have materially changed the Company's financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses. Generally, the Company's leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2007 were down 2% from the prior year, mainly due to improved receivable management with corresponding lower bad debt expense and lower subrentals in the Hospitality segment due to lower sales; these factors offset higher costs associated with the renovation and reopening of a hall in Texas and sundry other costs. The change in license expense was mainly a result of the timing of the payment of licenses.

Depreciation and amortization expense totaled approximately $792,000 ($676,000 Cost of Services plus $116,000 G&A) in 2007, an increase of about $36,000 from 2006. The increase is largely a result of capital spending associated with the implementation of the Company's Entertainment Destination strategy which encompasses bettering the infrastructure, interior environment, amenities and activities of the bingo centers in the Company's portfolio.

General and administrative expenses, excluding related depreciation expense, stock-based compensation expense and the noted legal expenses totaled approximately $2,050,000 in 2007, compared to approximately $1,711,000 in 2006, an increase of about $339,000. The increase mainly related to planned staff additions in the second half of last year. The 2007 noted legal expenses mainly included legal costs from our expansion plans and operations in South Carolina, Florida, Arkansas and Texas, settlement of a claim in Texas and our litigation with Furtney seeking recovery of prior settlements and other damages. The 2006 noted legal expenses mainly reflected legal and settlement expenses to settle two nine year old legal disputes.

Other income and expense was an expense of approximately $347,000 for 2007, compared to approximately $137,000 for 2006. Interest expense was up approximately $156,000 compared to 2006, reflecting the financing of legal settlements.

Our income tax expense for 2007 was approximately $79,000 compared to $96,000 in 2006, all of which is related to state income taxes. The higher effective tax rate reflects new tax code changes in Texas. The Company currently has a net operating loss available for carryover on its federal income taxes of approximately $6,700,000.

Net Income
----------

We realized net income of approximately $300,000 in 2007; $0.03 per basic share and $0.03 per fully diluted share. Net income for 2006 was approximately $786,000; $0.07 per basic share and $0.07 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 11,228,255 in 2007 compared to 10,726,972 in 2006. The increase in basic shares outstanding mainly represents the private placement of 400,000 shares to an institutional investor at a 15% premium.

Full year 2007 earnings included the effects of approximately $1,120,000 of notable items: $633,000 from renovating and reopening a hall in Texas and lower revenue from a major Hospitality customer, $430,000 of legal expenses and $57,000 of non-cash expenses for stock-based compensation. The legal expenses mainly include costs from our expansion plans and operations in South Carolina, Florida, Arkansas and Texas, settlement of a claim in Texas and our litigation with Furtney seeking recovery of prior settlements and other damages.

Full year 2006  earnings  included  approximately  $493,000 of notable  charges:
$420,000 associated with legal settlements, $110,000 of non-cash expenses for stock-based compensation offset by an insurance claim of $37,000.

Adjusted for the noted items above, the adjusted net income was approximately $1,420,000 and basic earnings per share were $0.13 per share in 2007 versus an adjusted net income of $1,279,000 and basic earnings per share of $0.12 last year excluding the noted items in 2006.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at December 31, 2007, totaled approximately $1,966,000 and represented 12% of total assets of approximately $15,788,000. Current assets totaled approximately $3,040,000 at December 31, 2007. Current liabilities totaled $1,722,000. Working capital was approximately $1,318,000 and a current ratio of 1.8 to 1.

The Company has notes and legal settlement payables coming due in the next twenty four months amounting to $427,000 in 2008 and $476,000 in 2009.

Debt/Lease  12 months  24 Months  36 Months   48 Months  60 Months
  Schedule      2008       2009       2010       2011        2012   Thereafter   Totals
Notes
 Payable     $  195,517 $  210,462 $  587,333 $ 2,064,486  $ 580,651  $   ---- $ 3,638,449
Legal
 Settlements $  231,272    265,813     97,151         ---        ---       --- $   594,236
Operating
 Leases      $1,555,914 $1,252,890 $  980,966 $   785,307  $ 331,205  $423,066 $ 5,329,348
Obligations  $1,982,703 $1,729,165 $1,665,450 $ 2,849,793  $ 911,856  $423,066 $ 9,562,033

Effective January 2008, the Company commenced operations of its hall in Florida; associated with this hall is an operating lease of approximately $52,000 per year through 2014.

Cash provided by operating activities for 2007 totaled approximately $1,920,000 compared to cash provided of $1,796,000 during 2006. Cash flows provided by operating activities in 2007 were increased by net income of approximately $300,000, non-cash depreciation expense of approximately $792,000, stock-based compensation of approximately $57,000, and other net changes in asset and liability accounts of approximately $771,000 mainly from improved receivables management.

Net cash used in investing activities totaled approximately $1,718,000 for 2007, compared to net cash provided by investing activities of approximately $723,000 for 2006. In 2007, cash was used in the amount of approximately $1,648,000 for the purchase of capital assets mainly related to the Company's Entertainment Destination strategy. In 2007, the Company also purchased additional licenses for future expansion. In 2006, cash was used in the amount of approximately $454,000 for the purchase of capital assets and offset by the collection of a note receivable in the amount of approximately $1,177,000.

Cash used in financing activities in 2007 totaled approximately $786,000, compared to net cash used in financing activities in 2006 of approximately $589,000. In 2007 approximately $1,739,000 of cash was used for the payment of notes, related party and legal settlements payable. This was partially offset by $953,000 of funding received by refinancing certain loans and proceeds from the sale of common stock and options exercised. In 2006, approximately $1,785,000 of financing was obtained through a bank note payable and $204,000 was provided by proceeds from option exercises and the collection of a subscription receivable. This was offset by $2,414,000 of cash used for the payment of capital leases, notes payable and legal settlements and $164,000 for net payments to related parties.

At December 31, 2007, we had approximately $15,788,000 in total assets with total liabilities of approximately $5,576,000 and approximately $10,212,000 of shareholders' equity. Total assets include approximately $1,966,000 in cash, $1,074,000 of other current assets and net account receivables, $6,927,000 of net property and equipment, $5,604,000 of intangible assets, and $217,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $232,000, and notes payable obligations of approximately $3,639,000, legal settlement obligations of $594,000 and accrued and related-party liabilities of $1,111,000.

In 2008, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations. We also plan to use advantageous combinations of bank financing, seller financing, treasury stock, and cash on new bingo hall acquisitions when favorable terms can be obtained.


Recently Issued Accounting Pronouncements
-----------------------------------------


In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2 delaying the effective date of SFAS 157, except of items that are recognized or disclosed at fair value in the financial statements at least annually. FSP SFAS 157-2 deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on our consolidated financial statements.


In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have any effect on our consolidated financial statements.


In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. We do not expect the adoption of SFAS 159 to have a significant impact on our financial position or results of operations.


In  December   2007,  the  FASB  issued  SFAS  141  (revised   2007),   Business
Combinations. This standard continues use of the acquisition method of accounting (which Statement 141 called the purchase method) for all business combinations and for an acquirer to be identified for each combination. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. The Statement requires acquisition-related costs to be recognized separately from the acquisition. The Statement amends SFAS 109, Accounting for Income Taxes to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending upon the circumstances. We will be required to adopt SFAS 141 (revised
2007) prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the requirements of SFAS 141 (revised 2007) and have not yet determined the impact on our consolidated financial statements.

Item 7 - Financial Statements
-----------------------------

The independent auditors' report, consolidated financial statements and notes thereto included on the following pages are incorporated herein by reference.

Report of Padgett Stratemann & Co. LLP           F-2
Consolidated Balance Sheet                       F-3
Consolidated Statements of Operations            F-4-F-5
Consolidated Statements of Stockholders' Equity  F-6
Consolidated Statements of Cash Flows            F-7-F-8
Notes to Consolidated Financial Statements       F-9-F-29


Item 8 - Changes in and  Disagreements  with  Accountants  on Accounting  and
-----------------------------------------------------------------------------
Financial Disclosure
--------------------

There are no disagreements with Accountants on Accounting and Financial Disclosure.

During the year, the Company's auditors merged with the firm of Padgett, Stratemann & Co., LLP. On November 6, 2007, the audit committee of Littlefield Corporation approved a mutual agreement with the Company's independent auditor, Sprouse & Anderson, LLP, to terminate Sprouse & Anderson's engagement as the Company's independent auditor and to engage Padgett, Stratemann & Co., LLP as the Company' s new auditor. Sprouse & Anderson merged with the firm of Padgett, Stratemann & Co., LLP. and thus agreed to resign as the Company's auditor. At the same time, the Company's audit committee approved the engagement of Padgett, Stratemann & Co., LLP as the new auditor and expects to maintain a continuity of auditing experience and personnel.

At the time of terminating the audit engagement, there were no disagreements between the company and Sprouse & Anderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Sprouse & Anderson's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Sprouse & Anderson reported on the Company's financial statements for the fiscal years from 1999 through 2006.

The auditor's reports on the financial statements of the Company during the two most recent fiscal years contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.


Management assessed our internal control over financial reporting as of December 31, 2007, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission's Guidance Regarding Management's Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management's assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.


Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.


Changes in Internal Control over Financial Reporting


There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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



                                    PART III

Item 9 - Directors and Executive  Officers;  Compliance With Section 16(a) of
-----------------------------------------------------------------------------
the Exchange Act
----------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 21, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than April 25, 2008, is incorporated herein by reference.

Item 10 - Executive Compensation
--------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 21, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than April 25, 2008, is incorporated herein by reference.


Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 21, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than April 25, 2008, is incorporated herein by reference.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 21, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than April 25, 2008, is incorporated herein by reference.

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

  22.1   Subsidiaries of the Company

  31.1   Certification Pursuant to Rules 13a-14(a)

  32.1   Certification Pursuant to 18 U.S.C. 1350

   *  Denotes a management contract or compensatory plan or arrangement.




Item 14 Principal Accountant Fees and Services
----------------------------------------------

Audit Fees
The aggregate fees billed to the Company by Padgett Stratemann & Co. LLP for the audit of Littlefield Corporation and Subsidiaries' annual financial statements included in the 10KSB and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2007 and 2006 totaled $60,000 and $67,800 respectively. In addition, $9,775 was incurred in 2007 for other services and $41,500 was incurred in connection with restatements during 2006.

Tax Fees
The aggregate fees billed to the Company by Padgett Stratemann & Co. LLP for services rendered to the Company during the fiscal years ended December 31, 2007 and 2006 for tax compliance, tax advice or tax planning was $30,393 and $25,225 respectively.

It is the audit committee's policy to pre-approve all services provided by Padgett Stratemann & Co. LLP. All services provided by Padgett Stratemann & Co. LLP during the years ended December 31, 2007 and 2006 were pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 31, 2008

                                    LITTLEFIELD CORPORATION
                                    -----------------------
                                    (Registrant)


                                    By:  /s/ Jeffrey L. Minch
                                         --------------------
                                          Jeffrey L. Minch
                                          President and CEO


                                    By:  /s/ Richard S. Chilinski
                                         ------------------------
                                          Richard S. Chilinski
                                          Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature             Title                                     Date
--------------------- ----------------------------------------- ----------------
/s/Jeffrey L. Minch   President and Chief Executive Officer,    March 31, 2008
-------------------
Jeffrey L. Minch       Director

/s/Carlton Williams   Chairman of the Board                     March 31, 2008
-------------------
Carlton Williams

/s/Lanny Chiu         Director                                  March 31, 2008
-------------
Lanny Chiu

/s/Alfred Stanley     Director                                  March 31, 2008
-----------------
Alfred Stanley


/s/Michael Wilfley    Director                                  March 31, 2008
------------------
Michael Wilfley

                       LITTLEFIELD CORPORATION & SUBSIDIARIES

                                DECEMBER 31, 2007

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-2

FINANCIAL STATEMENTS:
  Consolidated Balance Sheet as of December 31, 2007                    F-3

  Consolidated Statements of Operations for the
  Years Ended December 31, 2007 and 2006                              F-4-F-5

  Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the
  Years Ended December 31, 2007 and 2006                                F-6

  Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2007 and 2006                              F-7-F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9-F-29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  of Littlefield Corporation


We have audited the accompanying consolidated balance sheet of Littlefield Corporation (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield
Corporation as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


Padgett Stratemann & Co. LLP


Austin, Texas

March 25, 2008

                   Littlefield Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

                                                     ASSETS
                                                     ------

Current Assets:
    Cash and cash equivalents                                                   $   1,965,624
    Accounts receivable, net of allowance for doubtful accounts of $126,309           519,845
    Other current assets                                                              549,194
    Note Receivable                                                                     5,103
                                                                              ----------------
    Total Current Assets                                                            3,039,766
                                                                              ----------------

Property and Equipment - at cost, net of accumulated depreciation and
 amortization                                                                       6,926,559

Other Assets:
    Goodwill                                                                        4,905,111
    Intangible assets, net                                                            699,196
    Other non-current assets                                                          217,615
                                                                              ----------------
    Total Other Assets                                                              5,821,922
                                                                              ----------------

TOTAL ASSETS                                                                    $  15,788,247
                                                                              ================
                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Current Liabilities:
    Long term debt, current portion                                             $     195,517
    Long term debt, legal settlements, current portion                                231,272
    Trade accounts payable                                                            232,339
    Accrued expenses                                                                1,063,053
                                                                              ----------------
    Total Current Liabilities                                                       1,722,181
                                                                              ----------------

Long-term Liabilities:
    Long term debt, net of current portion                                          3,442,932
    Long term debt, legal settlements                                                 362,964
    Other liabilities, related party                                                   48,000
                                                                              ----------------
    Total Long-term Liabilities                                                     3,853,896
                                                                              ----------------

Total Liabilities                                                                   5,576,077
                                                                              ----------------

Stockholders' Equity:
    Common stock, $0.001 par value, (authorized 20,000,000 shares, issued
     12,344,139 shares, outstanding 11,444,060 shares)                                 12,344
    Additional paid-in-capital                                                     23,710,845
    Treasury stock - 900,079 shares, at cost                                       (1,146,638)
    Accumulated deficit                                                           (12,364,381)
                                                                              ----------------
    Total Stockholders' Equity                                                     10,212,170
                                                                              ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  15,788,247
                                                                              ================

                See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Years Ended December 31,
                                                           2007               2006
                                                    ------------------ -----------------
REVENUES:
   Entertainment                                     $      8,525,393   $     7,908,508
   Hospitality                                              4,853,729         5,419,063
   Other                                                       49,381            73,601
                                                    ------------------ -----------------
TOTAL REVENUES                                             13,428,503        13,401,172
                                                    ================== =================

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation                  3,146,941         3,140,899
    Rent and utilities                                      2,605,054         2,514,104
    Other direct operating costs                            3,543,600         3,614,513
    Depreciation and amortization                             675,943           644,996
    License expense                                           100,261           111,260
                                                    ------------------ -----------------
TOTAL COSTS AND EXPENSES                                   10,071,799        10,025,772
                                                    ------------------ -----------------

GROSS MARGIN                                                3,356,704         3,375,400

GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and other compensation                         1,240,721           884,310
    Legal and accounting fees                                 539,680           309,671
    Reserve for legal settlements                                 ---           358,000
    Depreciation and amortization                             116,403           111,112
    Share-based compensation expense                           57,244           109,980
    Other general and administrative                          700,344           579,679
                                                    ------------------ -----------------

    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES               2,654,392         2,352,752

GAIN (LOSS) ON DISPOSITION OF FIXED ASSETS                     23,100            (3,189)
                                                    ------------------ -----------------

OPERATING INCOME                                              725,412         1,019,459

OTHER INCOME AND EXPENSES:
    Interest and investment income                            103,824           114,197
    Interest expense                                         (445,983)         (289,022)

    Other income (expense)                                     (4,398)           37,527
                                                    ------------------ -----------------
TOTAL OTHER INCOME AND EXPENSES                              (346,557)         (137,298)

INCOME BEFORE INCOME TAXES

INCOME TAXES iPROVISION FOR INCOME TAXES                      378,855           882,161

PROVISION FOR INCOME TAXES                                     78,670            96,411
                                                    ------------------ -----------------

NET INCOME                                                    300,185           785,750

OTHER COMPREHENSIVE (LOSS), Net of Tax of $0 and $0             4,713            (2,613)
                                                    ------------------ -----------------

NET COMPREHENSIVE INCOME                             $        304,898   $       783,137
                                                    ================== =================

See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                                      Years Ended December 31,
                                                      2007            2006
                                                 -------------- ----------------
EARNINGS PER SHARE:
    Basic earnings per share                        $     0.027   $        0.073
                                                 ============== ================

    Diluted earnings per share                      $     0.026   $        0.073
                                                 ============== ================

Weighted average shares outstanding - basic          11,228,255       10,726,972

Weighted average shares outstanding - diluted        11,484,597       10,835,611


                See notes to consolidated financial statements

                   Littlefield Corporation and Subsidiaries
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                Additional                                                 Accumulated
                             -Common Stock-      Paid-in       Treasury    Subscriptions   Accumulated       Other
                                                                                                          Comprehensive
               Description    Shares   Value     Capital        Stock       Receivable       Deficit         Income        Total
-------------------------- ---------- ------- ------------- -------------- ------------- --------------- -------------- ------------


Balance at December 31,
 2005                       8,689,355 $10,177 $ 23,531,770  ($ 1,892,707)   $   (46,000)  ($ 13,450,316)     $  (2,100) $ 8,150,824
                           ========== ======= ============= ============== ============= =============== ============== ============
Stock dividend              1,767,249   1,767       (1,767)                                                                     ---
Stock-based compensation                           109,980                                                                  109,980
Issuance of treasury stock
 pursuant to employee
 stock purchase plan and
 employee 401K deferrals       41,337              (24,405)       52,498                                                     28,093
Collection of subscription
 receivable                                                                      46,000                                      46,000
Options exercised by
 employees                    320,000             (248,400)      406,400                                                    158,000
Comprehensive income for
 the year ended 12/31/06                                                                                        (2,613)      (2,613)

Net income for the year
 ended 12/31/06                                                                                 785,750                     785,750
                            _________ _______    __________     __________      ________     ___________  _____________ ____________
Balance at December 31,
 2006                      10,817,941 $11,944 $ 23,367,178  ($ 1,433,809)   $       ---   ($ 12,664,566)     $  (4,713) $ 9,276,034
                           ========== ======= ============= ============== ============= =============== ============== ============
Sale of common stock          400,000     400      476,160                                                                  476,560
Stock-based compensation                            57,244                                                                   57,244
Issuance of treasury stock
 pursuant to employee
 stock purchase plan and
 employee 401K deferrals       37,868              (25,343)       48,092                                                     22,749
Stock dividend adjustment      42,595              (54,096)       54,096                                                        ---
Options exercised by
 employees                    145,656             (110,298)      184,983                                                     74,685
Comprehensive income                                                                                             4,713        4,713

Net income for the year
 ended 12/31/07                                                                                 300,185                     300,185
                            _________ _______    __________     __________      ________     ___________  _____________ ____________
Balance December 31, 2007  11,444,060 $12,344 $ 23,710,845  ($ 1,146,638)   $       ---   ($ 12,364,381)     $     ---  $10,212,170
                           ========== ======= ============= ============== ============= =============== ============== ============

                   Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                                           2007              2006
                                                                 --------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $    300,185    $      785,750
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
   Depreciation and amortization                                        792,346           756,108
   Bad debt allowance and write-offs                                        ---           100,357
   Stock based compensation expense                                      57,244           109,980
   (Gain)/loss on sale of investment assets                               4,398               ---
   (Gain)/loss on disposal of property and equipment                    (23,100)           16,913
   Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
        Accounts receivable                                             568,895             2,925
        Prepaid expenses and other assets                                61,640           505,079
        Trade accounts payable                                          (32,298)         (161,027)
        Accrued expenses and other liabilities                          190,536          (319,772)
                                                                 --------------- -----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      1,919,846         1,796,313
                                                                 --------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities                                      3,741               ---
   Purchase of property and equipment                                (1,647,987)         (453,870)
   Purchase of goodwill/intangibles                                    (105,000)              ---
   Proceeds from sale of property and equipment                          29,252               ---
   Proceeds from repayment of note receivable, net                        2,088         1,177,023
                                                                 --------------- -----------------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                     (1,717,906)          723,153
                                                                 --------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable, settlements and capital leases         (1,353,027)       (2,413,717)
   Payments on related party liabilities                               (386,058)         (164,197)
   Proceeds from note payable                                           401,958         1,785,042
   Proceeds from options exercised                                       74,685           158,000
   Proceed from sale of common stock                                    476,560               ---
   Collection of subscription receivable                                    ---            46,000
                                                                 --------------- -----------------

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                       (785,882)         (588,872)
                                                                 --------------- -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (583,942)        1,930,594

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        2,549,566           618,972
                                                                 --------------- -----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  1,965,624    $    2,549,566
                                                                 =============== =================

                 See notes to consolidated financial statements

                   Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                                     2007         2006
                                                                  ----------- ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

    Interest                                                       $  430,393  $   256,893
                                                                  =========== ============

    Income taxes                                                   $   92,285  $   120,712
                                                                  =========== ============


Non-cash transactions:

    Issuance of treasury stock under deferred compensation plan    $    5,388  $    14,133
                                                                  =========== ============

    Issuance of treasury stock under employee stock purchase plan  $   17,361  $    13,960
                                                                  =========== ============


                See notes to consolidated financial statements

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007


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

Reclassifications:
------------------

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Notes Receivable:
-----------------

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

Advertising:
------------

Advertising costs are expensed when incurred or the first time the advertising takes place. During 2007, the Company had advertising expenses of approximately $158,000 compared to approximately $99,000 in 2006.

Goodwill and Intangible Assets:
-------------------------------

Intangible assets, which primarily consist of goodwill, bingo licenses and non-compete covenants resulting from the acquisition of bingo entities or hospitality companies, are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their recorded values. Goodwill, which represents the excess of the cost of assets acquired over the fair market value of those tangible assets on the date of their acquisition. Under Statement on Financial Accounting Standard 142, Goodwill and Other Intangible Assets, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, shall not be amortized, but shall be reviewed for impairment in value.

Since 2002, goodwill and intangible assets with indefinite lives are no longer amortized. These indefinite-lived assets only pertain to the State of Texas. The Company has one class of asset that is classified as indefinite and not subject to periodic amortization. This class of asset is known as a "Grandfathered License." In discussing these "Grandfathered Licenses", a distinction should be made as to the types of bingo licenses the Company owns. There are two classes of commercial lessor licenses in Texas, a "Grandfathered" and a "Tier." The "Grandfathered" license refers to any license that was in existence prior to 1989 in which a non renewal has not occurred.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

A "Tier" license is deemed by the company to have no value as an asset and are not carried as an asset on the Company's books. A "Tier" commercial lessor license is any license issued after 1989 or any license issued prior to 1989 in which a non renewal occurred. A "Tier" license allows the operator to have one
(1) charity in a hall and charge up to $600 per session in rent. These licenses are issued, renewed, and applied for through the Texas Lottery Commission. The only cost associated with obtaining and keeping this type of license is an annual renewal fee, which is expensed throughout the year. These licenses are not sold on a negotiated basis, at this time.

In South Carolina there are promoter and solicitor licenses with set fees that are renewed each year and expensed during the year. In Alabama there is a business license which is based upon the gross amount of rents, these too are renewed annually and expensed during the year. These licenses are not recorded as assets and therefore have no related amortization.

Non-compete covenants are amortized over the periods of the stated benefits, ranging from one to five years, and are monitored for contractual compliance. If the projected undiscounted future cash flows related to the intangible assets are less than the recorded value, the intangible asset is written down to fair value.

Revenue Recognition:
--------------------

The Company generates revenues from the following sources and recognizes revenue when earned and collectability is probable:

     (i)  Bingo:

            Bingo rents, paper sales and head tax payments are received from charitable organizations through various sub-lease agreements of the Company's bingo centers. Revenues are determined by customer attendance, spending and prize payouts, profit splits, as well as state regulations, which may dictate the number of bingo sessions a charity can conduct and rent limits that can be paid to a commercial lessor, such as the Company. Revenues are accrued and accounted for in the month that they are due when realizable. Revenues that are generated by amounts, such as customer attendance, are recognized in the month they are earned and collectability is probable.


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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Stock-Based Compensation:
-------------------------


Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. We have adopted this statement using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, but leaves prior periods unchanged. SFAS 123R also requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Prior to the effective date of SFAS 123R, we applied Accounting Principles Board Opinion 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

The Company recorded approximately $57,000 and $110,000 in compensation expense in the periods ended December 31, 2007 and December 31, 2006 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. Information related to the assumptions used in this model is set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. No options were issued for the fiscal year ended December 31, 2007.

As of December 31, 2007, the Company had $57,276 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of one year. Treasury stock is issued upon stock option exercises.

Comprehensive Income:
---------------------

The Company had other comprehensive income related to realized gains and losses on available for sale securities.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007


Recently Issued Accounting Pronouncements
-----------------------------------------


In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2 delaying the effective date of SFAS 157, except of items that are recognized or disclosed at fair value in the financial statements at least annually. FSP SFAS 157-2 deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on our consolidated financial statements.


In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). Taxes within the scope of EITF Issue 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have any effect on our consolidated financial statements.


In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We will be required to adopt SFAS 159 in the first quarter of fiscal year 2008. We do not expect the adoption of SFAS 159 to have a significant impact on our financial position or results of operations.

In  December   2007,  the  FASB  issued  SFAS  141  (revised   2007),   Business
Combinations. This standard continues use of the acquisition method of accounting (which Statement 141 called the purchase method) for all business combinations and for an acquirer to be identified for each combination. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. The Statement requires acquisition-related costs to be recognized separately from the acquisition. The Statement amends SFAS 109, Accounting for Income Taxes to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending upon the circumstances. We will be required to adopt SFAS 141 (revised
2007) prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the requirements of SFAS 141 (revised 2007) and have not yet determined the impact on our consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007


--------------------------------------------------------------------------------
NOTE 2 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS
--------------------------------------------------------------------------------


2007
In August 2007 the Company announced it acquired the stock of two Texas corporations who each own a commercial license to lease bingo premises. The acquisitions are complementary to the Company's current portfolio of Texas bingo licenses which are classified as intangible assets.

In December 2007 the Company announced it executed a definitive agreement to acquire a Florida bingo hall. The acquisition of a bingo hall in Pensacola, Florida was completed with an effective date of January 1, 2008.

2006
In August, 2006, the Company announced development of a new Texas Bingo hall in San Angelo, Texas adjacent to its hall purchased in 2005. The Hall is planned to open in Q1 2008.

The items above, while not necessarily meeting the thresholds of materiality to the Company, are included in the interest of full disclosure.

--------------------------------------------------------------------------------
NOTE 3 - PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------


Property and equipment at December 31, 2007 consists of the following:

Land                                                 $      740,467
Buildings                                                 3,404,348
Building and leasehold improvements                       4,756,267
Bingo, and rental equipment                               1,989,605
Equipment, furniture and fixtures                         2,604,406
Automobiles                                                 468,626
                                                   -----------------
                                                         13,963,719
Less: Accumulated depreciation and amortization          (7,037,160)
                                                   -----------------

Property and equipment, net                          $    6,926,559
                                                   =================

Depreciation and amortization expense charged to operations for the years ended December 31, 2007 and 2006 was $792,346 and $756,108 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007


--------------------------------------------------------------------------------
NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------------------------------------------


Goodwill at December 31, 2007 is as follows:

                                                  Gross      Accumulated
                                                Carrying     Amortization     Total
                                                 Amount
                                     ------------------ ---------------- --------------

Goodwill                               $      6,704,375  $   (1,799,264)  $   4,905,111
                                     ================== ================ ==============
                                       Entertainment      Hospitality             Total
                                     ------------------ ---------------- --------------
Balance at December 31, 2006           $      4,533,727  $      371,384   $   4,905,111

Goodwill acquired during the year                   ---             ---             ---
Impairment losses                                   ---             ---             ---
Goodwill disposed during the year                   ---             ---             ---
                                     ------------------ ---------------- --------------
Balance at December 31, 2007           $      4,533,727  $      371,384   $   4,905,111
                                     ================== ================ ==============

Intangible assets at December 31, 2007 consists of the following:

                                                 Gross       Accumulated
                                              Carrying      Amortization     Total
                                                Amount
                                            -------------- -------------- ------------
Intangible Assets with Indefinite Lives:
Bingo licenses                               $     694,719  $  (51,974)    $   642,745

Intangible Assets with Finite Lives:
Covenants not to compete                     $     297,500  $ (241,049)    $    56,451
                                                                          ------------
Intangible Assets, Net of Accumulated
 Amortization                                                              $   699,196
                                                                          ============


Future amortization on intangible assets with finite lives is as follows:

                        Year              Amount
                 ----------------- ------------------

                     2008          $           29,500
                     2009                      17,951
                     2010                       9,000
                 Thereafter                       ---
                                   ------------------
                 Total                $        56,451
                                   ==================

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

--------------------------------------------------------------------------------
NOTE 5 - WRITE-OFFS AND CHARGES
--------------------------------------------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company recognizes impairment losses when facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is recognized and measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.

For the years ended December 31, 2007 and 2006, the Company evaluated the carrying value of goodwill for each reporting unit of the Company and determined that no impairment of goodwill was necessary.

--------------------------------------------------------------------------------
NOTE 6 - LONG-TERM DEBT
--------------------------------------------------------------------------------

Long-term debt at December 31, 2007 consist of the following:

Note payable to a bank, due in monthly installments of approximately $22,000
including interest at prime plus 0.5%, maturing March 2011, secured by real estate             $2,138,023

Mortgage note payable to a bank, due in monthly installments of $4,394, including interest
at the prime rate, maturing August 2012, secured by a deed of trust on the real estate            599,360

Mortgage note payable to a third party, due in monthly installments of $5,578, including
interest at 8% maturing July 2010, secured by a second lien on the real estate                    462,116

Installment note payable to a third party, due in monthly installments of $2,279, including
interest at 5%, maturing March 2012, secured by real estate                                       102,661

Installment note payable to a third party, due in monthly installments of $4,600, including
interest at 6%, maturing September 2011, secured by stock                                         267,848

Installment note payable to a third party, due in monthly installments of $1,519, including
interest at 5%, maturing March 2012, secured by bingo hall business                                68,441
                                                                                              -----------

                                                                                                3,638,449
  Less current maturities                                                                       (195,517)
                                                                                              -----------
  Long-term debt, net of current portion                                                       $3,442,932
                                                                                              ===========


Long-term debt, legal settlements at December 31, 2007 consist of the following:

Installments to a third party, due monthly in the amount of $25,000,
including interest at 14%, maturing through July 2010, unsecured                              $   594,236
  Less current maturities                                                                       (231,272)
                                                                                            -------------
  Long-term debt, net of current portion                                                      $   362,964
                                                                                            =============

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Payments of notes payable and long term debt, legal settlements for each of the next five fiscal years and thereafter are as follows:

    Years Ending                         Notes        Legal
    December 31,                        Payable     Settlements   Total
    -------------                       ---------   ----------  ----------
         2008                            195,517      231,272     426,789
         2009                            210,462      265,813     476,275
         2010                            587,333       97,151     684,484
         2011                          2,064,486          ---   2,064,486
         2012                            580,651          ---     580,651
      Thereafter                             ---          ---         ---
                                      ----------   ----------  ----------
                                      $3,638,449   $  594,236  $4,232,685
                                      ==========   ==========  ==========

Interest   expense  for  the  years  ended  December  31,  2007  and  2006  were approximately $446,000 and $289,000 respectively.

--------------------------------------------------------------------------------
NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES
--------------------------------------------------------------------------------

The Company did not enter into any new capital leases in 2007 and paid off its capital lease obligations during 2006.

--------------------------------------------------------------------------------
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, accrued liabilities, notes and legal settlements payable and other liabilities are carried at amounts that reasonably approximate their fair values.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

--------------------------------------------------------------------------------
NOTE 9 - INCOME TAXES
--------------------------------------------------------------------------------

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual for 2007 and 2006 is as follows:

                                                                  2007              2006
                                                            ----------------  ----------------
   Expected income tax (benefit)                            $       128,811   $       299,935
   Amounts not deductible for federal income tax purposes            14,597             3,514
   State income taxes, net of federal income tax                     51,922            96,411
   Change in valuation allowance                                   (116,660)         (303,449)
                                                            ----------------  ----------------
                                                            $        78,670   $        96,411
                                                            ================  ================

The provision for income taxes consists of the following:

                                                                  2007              2006
                                                            ----------------  ----------------
   Current year income taxes:
      Federal                                               $            -0-  $            -0-
      State                                                          78,670            96,411
   Deferred income taxes:
      Federal                                                            -0-               -0-
      State                                                              -0-               -0-
                                                            ----------------  ----------------
                                                            $        78,670   $        96,411
                                                            ================  ================

Deferred tax assets and liabilities as of December 31, 2007 are as follows:

                                                                 2007               2006
                                                            ----------------  ----------------
Deferred tax asset                                          $      4,413,171  $     4,529,831
Deferred tax liability                                                   ---              ---
Valuation allowance for deferred tax asset                        (4,413,171)      (4,529,831)
                                                            ----------------  ----------------
    Net deferred tax asset                                  $            -0-  $           -0-
                                                            ================  ================

The components of deferred tax assets at December 31, 2007 and 2006 are as follows:

Deferred tax asset                                               2007               2006
------------------                                          ----------------  ----------------
Net operating loss carryforward                             $     2,851,669   $     2,662,287
Depreciation                                                        484,302           644,040
Allowance for doubtful accounts                                      49,260            70,156
Accrued expenses                                                    963,415         1,133,277
Capital Loss carryforward                                            20,071            20,071
Other                                                                44,454               ---
                                                            ---------------- -----------------
    Net deferred tax asset                                  $     4,413,171   $     4,529,831
                                                            ================ =================

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The non-current deferred tax asset results from differences in depreciation of fixed assets and legal reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses. Due to continuing operating losses for tax purposes, the deferred tax asset has been allowed for as it does not meet the "more likely than not" recognition criteria.

At December 31, 2007, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6.7 million that begin expiring in the year 2015.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of our implementation of FIN 48 at the time of adoption and as of December 31, 2007, the Company did not recognize a liability for uncertain tax positions. We do not expect our unrecognized tax benefits to change significantly over the next twelve months. The tax years 2003 through 2007 remain open to examination by the taxing jurisdictions in which we file income tax returns.

--------------------------------------------------------------------------------
NOTE 10 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 14). The average price to repurchase these shares was $1.27 and at December 31, 2007 the Company held 900,079 treasury shares.

In 2007 the Company sold 400,000 shares of its common stock for cash of $476,560. The Company issued 37,868 shares of treasury stock under the Employee Stock Purchase Plan and 401K Plan at a cost of $22,749. The Company issued 145,656 shares of treasury stock under options exercised by employees for cash of $74,685. The Company issued 42,595 shares of its stock for stock dividend adjustments. In addition, the Company recognized additional compensation expense of $57,244 related to stock-based compensation.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

--------------------------------------------------------------------------------
NOTE 11  - EARNINGS PER SHARE
--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings (loss) per share is as follows:

                                                 2007                           2006
                                    ------------------------------ -------------------------------
Numerator:                              Basic          Diluted          Basic          Diluted
----------
    Net income                      $      300,185 $       300,185 $       785,750 $       785,750
                                    -------------- --------------- --------------- ---------------
    Net income available to common
     stockholders                   $      300,185 $       300,185 $       785,750 $       785,750
                                    -------------- --------------- --------------- ---------------
Denominator:
------------
    Weighted average shares
     outstanding                        11,228,255      11,228,255      10,726,972      10,726,972
    Effect of dilutive securities:
    Stock options and warrants                 ---         256,342             ---         108,639
                                    -------------- --------------- --------------- ---------------
    Weighted average shares
    outstanding                         11,228,255      11,484,597      10,726,972      10,835,611
                                    ============== =============== =============== ===============
Earnings per share                  $         0.03 $          0.03 $          0.07 $          0.07
                                    ============== =============== =============== ===============

Stock options to acquire 60,000 and 94,500 shares for the year ended December 31, 2007 and 2006, respectively, were excluded in the computation of diluted earnings per share because the effect of including the stock options would have been anti-dilutive.

--------------------------------------------------------------------------------
NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

The Company applies FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share Based Payment, using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods recorded in accordance with APB Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock options. At December 31, 2007, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,600,000 common shares, as adjusted for the 20% stock dividend in 2006, over ten years from the date of each plan's approval. In addition, the plans allow for additional increases of 15% of the then outstanding shares each year through 2008.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

At December 31, 2007, a total of 617,910 options were outstanding under these plans.

                                    Employee Stock Plans
                                ----------------------------
                                                 Weighted
                                                 Average
                                  Options     Exercise Price
                                ------------  --------------
Outstanding at 12/31/05           1,101,555   $         1.13
Granted                             141,011             0.16
Exercised                          (320,000)            0.49
Forfeited                          (159,000)            3.62
                                ------------  --------------
Outstanding at 12/31/06             763,566   $         0.70
Granted                                 ---              ---
Exercised                          (145,656)            0.51
Forfeited                              (---)             ---
                                ------------  --------------
Outstanding at 12/31/07             617,910   $         0.74
                                ============  ==============

The fair value of options issued during 2007 and 2006 were approximately $0 and $9,000, respectively. The 141,011 options granted in 2006 includes the affect of the stock dividend issued on employee stock plans of 126,011 options and 15,000 options granted at a weighted average exercise price of $1.46.

The following table summarizes information about options outstanding at December 31, 2007 and 2006 under the Employee Stock Plan adjusted for the 2006 stock dividend:

                                          Options Outstanding                Options Exercisable
                              -------------------------------------------- ------------------------
                                                                                         Weighted
                                            Weighted Avg.                                   Avg.
               Range of          Number       Remaining     Weighted Avg.     Number     Exercise
            Exercise Prices   Outstanding  Contractual Life Exercise Price Exercisable     Price
           -----------------  ------------ ---------------- -------------- ------------ -----------
   2007:     $2.83 - 4.23              ---       ---             ---                ---     ---
             $1.88 - 2.82           60,000    0.1 years         $2.74            60,000    $2.74
             $1.26 - 1.87           16,500    8.4 years         $1.32            16,500    $1.32
             $0.00 - $1.25         541,410    6.8 years         $0.51           304,410    $0.50
                                   617,910    6.2 years         $0.74           380,910    $0.89

   2006:     $2.83 - 4.23              ---       ---             ---                ---     ---
             $1.88 - 2.82           60,000    1.1 years         $2.74            60,000    $2.74
             $1.26 - 1.87           16,500    9.4 years         $1.32            16,500    $1.32
             $0.00 - $1.25         687,066    7.8 years         $0.51           450,066    $0.51
                                   763,566    7.3 years         $0.70           526,566    $0.79

               Aggregate
            intrinsic value       $524,669                                     $297,149

Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $130,481 and $325,575, respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

--------------------------------------------------------------------------------
NOTE 13 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

In 2002, the Company's President and CEO was awarded a $300,000 bonus. In August 2007, the Board of Directors approved and payment was made to the President and CEO for the accrued bonus and accrued interest thereon. The Company accrued $11,813 in interest in 2007 and $24,376 in 2006 on this liability.

During 2006, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $24,000 and $24,000 of deferred compensation in 2007 and 2006, respectively.

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

The Company purchased the President's office furniture and antiques for a total price of $105,650 in July 2002. This amount was set up on a note payable with interest only payments for 4 years at 6.75% with the principal amount due in July 2006 as a balloon payment. During the fourth quarter of 2006, the Board unanimously approved repayment of the office furniture note. During 2006 the President was paid interest in the amount of $7,131. The note was paid in full in December 2006.

--------------------------------------------------------------------------------
NOTE 14 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

(a) Operating Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

                 Year Ending                              Minimum
                 December 31,                             Rentals
                 ------------                         ----------------
                 2008                                       $1,555,914
                 2009                                        1,252,890
                 2010                                          980,966
                 2011                                          785,307
                 2012                                          331,205
                 Thereafter                                    423,066
                                                      ----------------
                 Total minimum annual rentals               $5,329,348
                                                      ================

Rent expense for the years ended December 31, 2007 and 2006 amounted to approximately $1.9 million and $1.8 million, respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

In 2003, the Company leased out Grandview Bingo in Amarillo. The arrangement is that of a standard monthly sublease and not a per-session lease. The tenant has put down a $7,800 security deposit. The minimum annual future receipts under this sublease are as follows:

                 Year Ending                               Minimum
                 December 31,                                 Rent
                 ------------                         ----------------
                 2008                                           93,600
                 2009                                           93,600
                 2010                                           93,600
                 2011                                           93,600
                 2012                                           93,600
                 Thereafter                                    218,400
                                                      ----------------
                 Total minimum annual rentals                 $686,400
                                                      ================

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

The Company is obligated to make payments over approximately the next two and one-half years in settlement of litigation that was concluded in prior periods. At December 31, 2007, the carrying value of these obligations was $594,236. The Company is current in all its settlement payment obligations.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case
No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

In this case, Littlefield initially sought recovery from Philip Furtney ["Furtney"] for fraud, negligent misrepresentations, and breach of guaranty. This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney - Pondella Hall for Hire, Inc., and 800438 Ontario. Several months after the acquisition of the three centers, the Florida Attorney General obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and brought a civil proceeding against the same two subsidiaries and American Bingo based upon the same allegations. The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers. Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo. In fact, the agreements related to the sale specifically and falsely stated that there were not any ongoing governmental investigations. American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement. The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico would not permit his United States attorney to accept service of the Complaint. Littlefield was successful in finally serving Furtney when he was in the United States in 2005 to attend related litigation.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

--------------------------------------------------------------------------------
NOTE 14 - COMMITMENTS AND CONTINGENCIES.
--------------------------------------------------------------------------------

Furtney passed away in September 2007, several months before the scheduled trial date. In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the defendant's estate as the defendant and continue to pursue the claim to judgment. Furtney's estate has now been substituted as the defendant and Littlefield intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers from Furtney's estate, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation.

Hamby Volunteer Fire Department, Trustee of the Ambler Charities Unit Trust v. Littlefield Corporation, d/b/a Ambler Bingo, Inc ; Cause No. 24140-B; 104th Judicial District Court of Taylor County, Texas.

Plaintiff filed suit against the Corporation alleging breach of contract and violation of the Bingo Enabling Act ("Act"). The Corporation filed an answer denying all of the Plaintiff's claims. Plaintiff and the Corporation have reached a confidential settlement agreement, which amount is immaterial to the Company, and the parties have agreed to seek dismissal of the case.

South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., and Gamecock Promotions, Inc., 05- ALJ-17-0413-CC

The South Carolina Department of Revenue issued an administrative bingo violation against the above referenced parties alleging that the Company has an unlawful number of bingo promoter licenses. The Department of Revenue seeks to revoke all bingo promoter licenses held by the Company's South Carolina subsidiaries and seeks a $5,000 penalty. The Department of Revenue has moved to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company. The Department of Revenue's theory is that the three South Carolina subsidiaries are invalid corporations and that as a matter of law the Company is the holder of the 12 promoter licenses at issue. South Carolina law provides that a promoter may only have 5 licenses. The Company moved for summary judgment and it was denied. However, certain originally named charities were dismissed from the lawsuit. The case has been stayed until co-counsel returns from active military duty, which is expected to occur around August of 2008. The Company is vigorously defending itself and asserts that it is not the holder of the promoter licenses but rather that its lawfully formed subsidiaries are separate corporations that each holds a lawful number of the promoter licenses.

Texas Lottery Commission Notice of the Opportunity to Show Compliance.

Texas Charities, Inc., a subsidiary of the Company licensed by the Texas Lottery Commission ("Commission") as a commercial lessor pursuant to the Bingo Enabling Act, received a Notice of Opportunity to Show Compliance ("Notice") from the Commission's Charitable Bingo Division ("Division") dated July 27, 2007. The Notice indicated that the Division intended to initiate administrative disciplinary action against Texas Charities, Inc. because it believed that Texas Charities, Inc. violated the Act by improperly extending credit. On January 16, 2008, the Division amended the Notice to indicate that the Division also had reason to believe that Texas Charities, Inc. violated the Act by including a provision in its commercial lease agreement that required the lessee to sell certain bingo equipment to third parties under certain circumstances. Texas Charities, Inc. disputes the Division's interpretation of the Act and, if necessary, intends to exercise its opportunity to show compliance. However, if the matters cannot be settled with the Division, they may be referred to the State Office of the Administrative Hearings for a hearing.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

--------------------------------------------------------------------------------
NOTE 14 - COMMITMENTS AND CONTINGENCIES.
--------------------------------------------------------------------------------

Amy Ramon, et al v. Clark C. Lilly, et al; Cause No. 2006-535,397 in the 237th District Court of Lubbock County, Texas.

Settled. This case has been resolved by the payment by Littlefield of a total of $25,000 which was divided among the six plaintiffs. The plaintiffs have executed comprehensive releases and the litigation against Littlefield and its subsidiaries has been dismissed with prejudice. Neither Littlefield nor its subsidiaries admitted any liability or fault in connection with the settlement. Settlement was reached during the week before scheduled October 15, 2007 trial after the Court had denied two motions filed by Littlefield and its subsidiaries for summary judgment. Littlefield had maintained a vigorous defense in this case because neither the plaintiffs nor the bingo manager were employees of Littlefield or its subsidiaries or subject to their control. However, both management of Littlefield and litigation counsel concluded that the cost of settling this case upon these terms would be less than trying the case to a completely favorable verdict. Littlefield intends to attempt to recover its attorneys fees and the amount paid in settlement from the charities which were the employers of the plaintiffs. These efforts are in a very early stage. The charities named as defendants settled with the plaintiffs prior to Littlefield's settlement.

(c) Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock. On February 8, 2000 the Company amended the stock repurchase program to permit purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous. The amount was subsequently increased to 3,000,000 shares. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. Any shares so repurchased will be held as treasury shares and be available for general corporate purposes. No shares were repurchased in 2007 or 2006.

(d) Concentration of Credit Risk:

The Company maintains its cash in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2007, cash in banks exceeded FDIC coverage by approximately $232,000.

(e) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was instituted in 2001. In 2007 employees were allowed to defer up to 90% of their wages to a maximum of $15,500, tax deferred, for retirement purposes. The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management. At December 31, 2007 and 2006, the Company contributed $0 and $0 respectively, into the Plan.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(f) Employee Stock Purchase Plan

During 2002, the Company implemented the 2002 Employee Stock Purchase Plan to allow employees of Littlefield Corporation and any subsidiaries to acquire stock ownership in the Company. The Company has reserved 250,000 shares under this plan. Offering of shares under this plan will commence 1) on the first day of each fiscal year and will end on the last day of the fiscal year or 2) at the sole discretion of the administrators. Any offerings that remain unsold during the offering period shall expire and shall be made available for grant in future offering periods. Eligible employees shall elect to make contributions between 1% and 10% of gross compensation. The exercise price of any shares purchased by a participant shall be at eighty-five percent (85%) of the lower of the fair market value of the common stock on the date of the grant or date of exercise. Through December 31, 2007, 175,019 shares have been purchased through this program. Of the shares purchased 21,619 shares were purchased in 2007 and 26,984 in 2006.

During 2006, the Company renewed and modified its employment agreement with its President and CEO to extend through December 31, 2008. Should the Company terminate the employment agreement without cause, the Company would be liable for salary compensation of $200,000, the acceleration of unvested stock-based compensation, deferred compensation of $48,000 and the payment of other stated benefits earned in cash.

--------------------------------------------------------------------------------
NOTE 15 - SEGMENTS
--------------------------------------------------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) in the fiscal year ended December 31, 1999. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

A summary of the segment financial information reported to the CODM is as follows:

                            Year Ended December 31, 2007
-------------------------------------------------------------------------------------
                         Entertainment   Hospitality      Adjustment    Consolidated
                         ------------- --------------- ---------------- -------------
Revenue                  $   8,526,000 $    4,854,000  $        49,000  $  13,429,000
Depreciation and
 amortization                  427,000        249,000          116,000        792,000
Segment profit (loss)        3,491,000       (183,000)      (3,008,000)       300,000
Segment Assets           $  27,928,000 $    1,228,000      (13,368,000)    15,788,000

                            Year Ended December 31, 2006
------------------------------------------------------------------------------------
                         Entertainment   Hospitality      Adjustment   Consolidated
                         ------------- -------------- ---------------- -------------
Revenue                  $   7,909,000 $    5,419,000 $         73,000  $  13,401,000
Depreciation and
 amortization                  409,000        236,000          111,000        756,000
Segment profit (loss)        3,283,000         46,000       (2,543,000)       786,000
Segment Assets           $  25,050,000 $    1,631,000      (10,627,000)    16,054,000

The Adjustments generally represent other corporate expenses and revenue, other income, depreciation and amortization related to corporate assets, corporate gains and losses on disposition of assets, inter-company eliminations and corporate capital expenditures to reconcile segment balances to consolidated balances.

A summary of items included in the "Adjustment" follows:

                                                                2007              2006
                                                          ---------------    --------------
           Gross profit - other revenue                   $       49,000     $      46,000
           General and administrative expense                 (2,654,000)       (2,353,000)
           Gain (loss) on disposition of fixed assets             23,000            (3,000)
           Other income and expenses                            (347,000)         (137,000)
           Provision for income taxes                            (79,000)          (96,000)
                                                          ---------------    --------------
           Total "Adjustment"                             $   (3,008,000)    $  (2,543,000)
                                                          ===============    ==============

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

--------------------------------------------------------------------------------
NOTE 16 - COMPREHENSIVE INCOME.
--------------------------------------------------------------------------------

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

The components of comprehensive income for the year ended December 31, 2007 and 2006 are as follows:

                                                   2007        2006
                                               -----------  ----------
           Net income                          $   300,185  $ 785,750

           Other comprehensive income

           Unrealized (loss) on marketable
           Securities                                          (2,613)

           Reclassification adjustment
           for loss on sale of investments
           included in net income                    4,713         --
                                               -----------  ----------
                                                     4,713     (2,613)
                                               -----------  ----------

           Total comprehensive income          $   304,898  $ 783,137
                                               ===========  ==========

--------------------------------------------------------------------------------
NOTE 17 - INVESTMENTS
--------------------------------------------------------------------------------

The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company's investments consisted of the following:

                                                2006
                            --------------------------------------------

                                                             Unrealized
                                Basis        Fair Value     Gain (Loss)
                            -------------   -------------   ------------
Mutual Funds                $       8,139    $      3,426   $    (4,713)
                            =============   =============   ============

These securities were considered available-for-sale, as defined by SFAS No. 115, and accordingly, the unrealized holding loss is shown in other comprehensive income as follows as of December 31, 2006:

Unrealized holding Gain (loss) recognized  at year end            $(2,613)
Gain(Loss) recognized in prior year earnings                       (2,100)
Unrealized holding gain (loss) on investments held for sale.      $(4,713)

The Company's investments were sold during 2007.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

--------------------------------------------------------------------------------
NOTE 18 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In December 2007 the Company announced it executed a definitive agreement to acquire a Florida bingo hall. The acquisition of a bingo hall in Pensacola, Florida was completed with an effective date of January 1, 2008. The Company commenced operations January 1, 2008.

In March 2008 the Company announced it executed a definitive agreement to sell its Word of Mouth business unit. The contract is subject to a thirty day due diligence period and a ten day closing period.

In March 2008 the Company sold, at a ten percent (10%) premium, 5,190,568 shares of its common stock to an institutional investor for $7,000,000.