Form 10-Q
period 2008-03-31
LITTLEFIELD CORP
filed 2008-05-14
CIK 931683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2008 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________________  to  ________________

Commission file number:   0-24805

                             LITTLEFIELD CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                 74-2723809
           --------                                 ----------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)              Identification Number)

              2501 N Lamar Blvd
                Austin, Texas                           78705
                -------------                           -----
  (address of principal executive offices)            (zip code)


       Registrant's telephone number, including area code: (512) 476-5141

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]                       Accelerated filer [_]
Non-accelerated filer   [_]                       Smaller Reporting Company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at April 25, 2008
       Common Stock - $0.001 par value                        16,715,190

                             Littlefield Corporation

                                    FORM 10-Q

                      For the quarter ended March 31, 2008

                                      INDEX

Part I. FINANCIAL INFORMATION

  Item 1  Financial Statements
     a)   Consolidated Balance Sheets as of March 31, 2008 (unaudited)
           and December 31, 2007                                               2
     b)   Consolidated Statements of Operations (unaudited) for the
           Three Months Ended March 31, 2008 and 2007                          3
     c)   Consolidated Statements of Cash Flows (unaudited) for the Three
           Months Ended March 31, 2008 and 2007                                5

     d)   Notes to Consolidated Financial Statements                           7

  Item 2  Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                           16

  Item 3  Quantitative and Qualitative Disclosures about Market Risk          18

  Item 4  Controls and Procedures                                             19

Part II. OTHER INFORMATION
  Item 1  Legal Proceedings                                                   19

  Item 6  Exhibits                                                            19

          Signatures and Certifications                                       20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                             Littlefield Corporation
                           CONSOLIDATED BALANCE SHEETS

ASSETS
------
                                                   March 31, 2008 December 31, 2007
                                                ----------------- -----------------
                                                      (unaudited)
Current Assets:
    Cash and cash equivalents                    $     7,719,987   $     1,965,624
    Accounts receivable, net of allowance for
     doubtful accounts of $67,457 and $126,309           614,312           519,845
    Other current assets                                 307,231           549,194
    Note receivable                                        4,853             5,103
                                                ----------------- -----------------
    Total Current Assets                               8,646,383         3,039,766
                                                ----------------- -----------------

Property and Equipment - at cost, net of
 accumulated depreciation and amortization             7,481,811         6,926,559

Other Assets:
    Goodwill                                           5,138,624         4,905,111
    Intangible assets, net                               841,342           699,196
    Other non-current assets                             204,715           217,615
                                                ----------------- -----------------
    Total Other Assets                                 6,184,681         5,821,922
                                                ----------------- -----------------

TOTAL ASSETS                                     $    22,312,875   $    15,788,247
                                                ================= =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Long term debt, current portion              $       196,779   $       195,517
    Long term debt, legal settlements, current
     portion                                             231,272           231,272
    Trade accounts payable                               384,411           232,339
    Accrued expenses                                     814,036         1,063,053
                                                ----------------- -----------------
    Total Current Liabilities                          1,626,498         1,722,181
                                                ----------------- -----------------

Long-term Liabilities:
    Long term debt, net of current portion             3,395,839         3,442,932
    Long term debt, legal settlements, net of
     current portion                                     308,128           362,964
    Other liabilities, related party                      54,000            48,000
                                                ----------------- -----------------
    Total Long-term Liabilities                        3,757,967         3,853,896
                                                ----------------- -----------------
Total Liabilities                                      5,384,465         5,576,077
                                                ----------------- -----------------

Stockholders' Equity:
    Common stock, $0.001 par value, (authorized
     20,000,000 shares, issued 17,534,707
     shares, outstanding 16,715,190 shares)               17,535            12,344
    Additional paid-in-capital                        30,661,075        23,710,845
    Treasury stock - 819,517 shares, at cost          (1,044,324)       (1,146,638)
    Accumulated deficit                              (12,705,876)      (12,364,381)
                                                ----------------- -----------------
    Total Stockholders' Equity                        16,928,410        10,212,170
                                                ----------------- -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    22,312,875   $    15,788,247
                                                ================= =================

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Three Months Ended March 31,

                                                           2008              2007
                                                     ------------------ --------------
REVENUES:
   Entertainment                                      $      2,249,987   $  2,334,101
   Hospitality                                                 854,002      1,143,396
   Other                                                        19,942         11,623
                                                     ------------------ --------------
TOTAL REVENUES                                               3,123,931      3,489,120
                                                     ------------------ --------------

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation                     749,147        768,623
    Rent and utilities                                         656,340        617,201
    Other direct operating costs                             1,007,517        801,753
    Depreciation and amortization                              201,372        156,061
    License expense                                             27,484         30,829
                                                     ------------------ --------------
TOTAL COSTS AND EXPENSES                                     2,641,860      2,374,467

                                                     ------------------ --------------
GROSS MARGIN                                                   482,071      1,114,653

GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and other compensation                            319,155        273,030
    Legal and accounting fees                                  168,860        110,388
    Depreciation and amortization                               31,981         28,600
    Share-based compensation expense                            14,311         14,311
    Other general and administrative                           201,184        195,238
                                                     ------------------ --------------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                  735,491        621,567


OPERATING INCOME (LOSS)                                       (253,420)       493,086

OTHER INCOME AND EXPENSES:
    Interest and investment income                              12,653         14,942
    Interest expense ($0 and $5,063 respectively to
     related parties)                                          (78,718)      (129,888)
                                                     ------------------ --------------
TOTAL OTHER INCOME AND EXPENSES                                (66,065)      (114,946)

                                                     ------------------ --------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           (319,485)       378,140

PROVISION FOR INCOME TAXES                                      22,010         20,000
                                                     ------------------ --------------

NET INCOME (LOSS)                                             (341,495)       358,140

OTHER COMPREHENSIVE INCOME                                         ---             33
                                                     ------------------ --------------

NET COMPREHENSIVE INCOME (LOSS)                              ($341,495)  $    358,173
                                                     ================== ==============

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                  Three Months Ended March 31,

                                                    2008              2007
                                                -------------- ----------------
EARNINGS (LOSS) PER SHARE:
    Basic earnings per share                         ($ 0.029)  $         0.033
                                                ============== ================

    Diluted earnings per share                       ($ 0.029)  $         0.032
                                                ============== ================

Weighted average shares outstanding - basic        11,738,662        10,955,719
                                                ============== ================

Weighted average shares outstanding - diluted      11,738,662        11,178,523
                                                ============== ================

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                        Three Months Ended March 31,
                                                                     --------------------------------

                                                                          2008            2007
                                                                     --------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $    (341,495)  $      358,140
   Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
   Depreciation and amortization                                            233,353          184,661
   Bad debt allowance                                                       (58,852)             ---
   Stock-based compensation expense                                          14,311           14,311
   Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
        Accounts receivable                                                 (35,616)         188,185
        Other assets                                                        255,113          (44,301)
        Trade accounts payable                                              152,072         (155,633)
        Accrued expenses and other current liabilities                     (226,283)        (139,918)
                                                                     --------------- ----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (7,397)         405,445
                                                                     --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (781,230)        (126,018)
   Purchase of goodwill and intangibles                                    (383,033)              --
                                                                     --------------- ----------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (1,164,263)        (126,018)
                                                                     --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable, legal settlements and capital leases         (100,667)        (107,425)
   Proceeds from sale of common stock                                     7,000,000          476,560
   Proceeds from options exercised                                           26,690              ---
                                                                     --------------- ----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       6,926,023          369,135
                                                                     --------------- ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      5,754,363          648,562

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,965,624        2,549,566
                                                                     --------------- ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   7,719,987   $    3,198,128
                                                                     =============== ================

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                      Three Months Ended March 31,
                                                      -----------------------------

                                                          2008           2007
                                                      ------------ ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

    Interest                                           $    79,233  $       124,819
                                                      ============ ================


    Income taxes                                       $     5,789  $           275
                                                      ============ ================


Non-cash transactions:


    Issuance of treasury stock under deferred
     compensation plan                                         ---              ---
                                                      ============ ================

    Issuance of treasury stock under employee stock
     purchase plan                                     $    16,734              ---
                                                      ============ ================

                      See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2008


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

The operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

--------------------------------------------------------------------------------
NOTE 2 - PROPERTY AND EQUIPMENT.
--------------------------------------------------------------------------------

Property and equipment at March 31, 2008 and December 31, 2007 consists of the following:

                                            March 31, 2008        December 31, 2007
Land                                       $        740,467       $          740,467
Buildings                                         3,395,498                3,404,348
Leasehold improvements                            5,046,362                4,756,267
Rental inventory and bingo equipment              2,022,155                1,989,605
Equipment, furniture and fixtures                 3,023,726                2,604,406
Automobiles                                         516,741                  468,626
                                          ------------------     --------------------
                                                 14,744,949               13,963,719

Less: Accumulated depreciation and
 amortization                                    (7,263,138)              (7,037,160)
                                          ------------------     --------------------

Property and equipment, net                $      7,481,811       $        6,926,559
                                          ==================     ====================

Total depreciation expense, for owned and leased assets, charged to operations for the three months ended March 31, 2008 and 2007 was approximately $226,000 and $177,300 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2008

--------------------------------------------------------------------------------
NOTE 3 - GOODWILL & OTHER INTANGIBLE ASSETS.
--------------------------------------------------------------------------------

Goodwill at March 31, 2008 is as follows:

                                       Gross
                                     Carrying       Accumulated
                                      Amount       Amortization       Total
                                  --------------- --------------- --------------

Goodwill at December 31, 2007      $    6,704,375  $  (1,799,264)  $   4,905,111
Goodwill acquired during period           233,513                        233,513
                                  --------------- --------------- --------------
Goodwill at March 31, 2008         $    6,937,888  $  (1,799,264)  $   5,138,624
                                  =============== =============== ==============
                                   Entertainment    Hospitality            Total
                                  --------------- --------------- --------------
Balance at December 31, 2007       $    4,533,727  $     371,384   $   4,905,111
Goodwill acquired during the year         233,513            ---         233,513
                                  --------------- --------------- --------------
Balance at March 31, 2008          $    4,767,240  $     371,384   $   5,138,624
                                  =============== =============== ==============

Intangible assets at March 31, 2008 consists of the following:

                                            Gross      Accumulated
                                          Carrying     Amortization     Total
                                            Amount
                                         ------------ -------------- -----------
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2007       $   694,719       (51,974)  $  642,745
Licenses acquired during the period           150,054                    150,054
                                         ------------                -----------
Bingo licenses at March 31, 2008          $   844,773       (51,974)  $  792,799

Intangible Assets with Finite Lives:
Covenants not to compete                  $   297,500      (248,957)  $   48,543
                                                                     -----------
Intangible Assets, Net of Accumulated
 Amortization                                                         $  841,342
                                                                     ===========


Amortization expense charged to operations for the three months ended March 31, 2008 and 2007 was approximately $7,400 and $7,400 respectively.

--------------------------------------------------------------------------------
NOTE 4 - SHAREHOLDERS' EQUITY.
--------------------------------------------------------------------------------

At March 31, 2008 the Company holds 819,517 treasury shares at an average purchase cost of $1.27.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2008

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

The Company recorded approximately $14,000 in compensation expense in the three month periods ended March 31, 2008 and March 31, 2007 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. There were no options issued in the three month periods ended March 31, 2008 and 2007.

--------------------------------------------------------------------------------
NOTE 6 - EARNINGS PER SHARE.
--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings per share is as follows:

Three months ended March 31,               2008          2008           2007          2007
----------------------------
                                           Basic        Diluted         Basic        Diluted
                                       ------------- -------------- ------------- -------------
Numerator:
----------
    Net income (loss)                   $  (341,495)  $   (341,495)  $    358,140  $    358,140
                                       ============= ============== ============= =============
Denominator:
------------
    Weighted average shares outstanding  11,738,662     11,738,662     10,955,719    10,955,719
    Effect of dilutive securities:
    Stock options and warrants                  ---            ---            ---       222,804
                                       ------------- -------------- ------------- -------------
    Weighted average shares outstanding  11,738,662     11,738,662     10,955,719    11,178,523
                                       ============= ============== ============= =============

Earnings (loss) per share               $    (0.029)  $     (0.029)  $      0.033  $      0.032
                                       ============= ============== ============= =============


Stock  options to acquire  299,333 and 94,500  shares for the three months ended
March 31, 2008 and 2007, respectively were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2008

--------------------------------------------------------------------------------
NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION
--------------------------------------------------------------------------------


The Company applies FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share Based Payment, using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods recorded in accordance with APB Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock options. At March 31, 2008, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,600,000 common shares, as adjusted for the 20% stock dividend in 2006, over ten years from the date of each plan's approval. In addition, the plans allow for additional increases of 15% of the then outstanding shares each year through 2008.

Transactions under the stock option plans are summarized below. At March 31, 2008, a total of 475,410 options were outstanding under these plans.

                               Employee Stock Plans
                       --------------------------------
                                           Weighted
                           Options         Average
                                        Exercise Price
                       --------------- ----------------
Outstanding at 12/31/07       617,910   $          0.74
Granted                           ---               ---
Exercised                     (52,500)             0.51
Forfeited                     (90,000)             2.00
                       --------------- ----------------
Outstanding at 3/31/08        475,410   $          0.53
                       =============== ================

The fair value of options issued during 2008 was approximately $0.

Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2008 was $35,263. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $42,965 as of March 31, 2008, related to approximately 88,500 shares with a per share weighted average fair value of $0.48. We anticipate this expense to be recognized over a weighted average period of approximately 0.75 years.

The following table summarizes information about options outstanding at March 31, 2008 under the Employee Stock Plan adjusted for the 2006 stock dividend:

                                   Options Outstanding                 Options Exercisable
                         ------------------------------------------ ---------------------------
                                      Weighted Avg.
                                        Remaining                                 Weighted Avg.
            Range of        Number     Contractual   Weighted Avg.     Number       Exercise
        Exercise Prices  Outstanding       Life      Exercise Price  Exercisable      Price
        ---------------- ------------ -------------- -------------- ------------- -------------
   2008:    $1.26 - 1.87       16,500   8.1 years             $1.32        16,500         $1.32
           $0.00 - $1.25      458,910   6.5 years             $0.50       370,410         $0.50
                              475,410   6.6 years             $0.53       386,910         $0.54
           Aggregate
        intrinsic value      $309,941                                    $250,646


The weighted average remaining contractual life of options exercisable as of March 31, 2008 was 6.5 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2008

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

The components of comprehensive income for the three months ended March 31, 2008 and 2007 are as follows:

                                  2008           2007
                               -------------  ------------
Net income (loss)               $  (341,495)   $   358,140

Other comprehensive income

       Net Unrealized gain              ---             33
                               -------------  ------------

Total comprehensive income
 (loss)                         $  (341,495)   $   358,173
                               =============  ============

--------------------------------------------------------------------------------
NOTE 9 - INCOME TAXES.
--------------------------------------------------------------------------------

The Company recorded approximately $22,000 and $20,000 of state income tax expense, respectively, for the three months ended March 31, 2008 and 2007. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $6,700,000 at December 31, 2007, and begin expiring in the year 2015.

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


--------------------------------------------------------------------------------
NOTE 10 - RELATED PARTY TRANSACTIONS.
--------------------------------------------------------------------------------

In 2002, the President was awarded a $300,000 bonus. In August 2007, the Board of Directors approved and payment was made to the President and CEO for the accrued bonus and accrued interest thereon. The Company accrued $5,063 in interest in 2007 on this liability.

During 2006, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $6,000 and $6,000 of deferred compensation in the three months ended March 31, 2008 and 2007, respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2008

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

The Company is obligated to make payments over approximately the next three years in settlement of litigation that was concluded in prior periods. At March 31, 2008, the carrying value of these obligations was $539,400. The Company is current in all its settlement payment obligations.

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

Furtney passed away in September 2007, several months before the scheduled trial date. In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the defendant's estate as the defendant and continue to pursue the claim to judgment. Furtney's estate has now been substituted as the defendant and Littlefield intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers from Furtney's estate, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation. The Company is awaiting a trial date.


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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2008

--------------------------------------------------------------------------------
NOTE 11 - COMMITMENTS AND CONTINGENCIES.
--------------------------------------------------------------------------------

Texas Lottery Commission Notice of Opportunity to Show Compliance.

Texas Charities, Inc., a subsidiary of the Company and licensed by the Texas Lottery Commission ("Commission") as a commercial lessor pursuant to the Bingo Enabling Act, received a Notice of Opportunity to Show Compliance ("Notice") from the Commission's Charitable Bingo Division ("Division") dated July 27, 2007. The Notice indicated that the Division intended to initiate administrative disciplinary action against Texas Charities, Inc. because it believed that Texas Charities, Inc. violated the Act by improperly extending credit. On January 16, 2008, the Division amended the Notice to indicate the Division also had reason to believe that Texas Charities, Inc., violated the act by including a provision in its commercial lease agreement that required the lessee to sell certain bingo equipment to third parties under certain circumstances. Texas Charities, Inc. disputed the Division's interpretation of the Act and, on March 27, 2008, the Division sent two separate letters (one to Texas Charities, Inc. in connection with the "extension of credit issue" and one to Ambler Bingo, Inc. in connection with the "bingo equipment" issue) indicating that no further administrative action would be taken.

Cause No. 24140-B; Hamby Volunteer Fire Department, Trustee of the Ambler Charities Unit Trust v. Littlefield Corporation, d/b/a Ambler Bingo, Inc.; 104th Judicial District Court of Taylor County, Texas.

Plaintiff filed suit against the Company alleging breach of contract and violation of the Bingo Enabling Act ("Act"). The Company filed an answer denying all of the Plaintiff's claims. Plaintiff's and the Company reached a confidential settlement agreement. However, the Plaintiffs failed to perform under the terms and conditions of the settlement agreement and the Company filed a complaint with the American Arbitration Association to enforce the settlement agreement. This matter has been fully resolved. The lawsuit and the arbitration have both been dismissed.

Cause No. 8285-D; West Texas Bingo, Inc v. Rodger Hiatt, in the 350th Judicial District Court of Taylor County, Texas.

The Company filed suit against the Defendant alleging the Defendant interfered with the Company's bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendant asserted counterclaims against the Company alleging that the Company's claims were harassing and constituted intentional infliction of emotional distress. The lawsuit is ongoing and the parties are currently engaged in discovery. The matter has not been set for trial, nor have the parties scheduled a pre-trial mediation.

Cause No.24, 182-B; West Texas Bingo, Inc. v. Janie Wall, in the 104th Judicial District Court of Taylor County, Texas.

The Company filed suit against the Defendant alleging the Defendant interfered with the Company's bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendant asserted counterclaims against the Company alleging that the Company's claims were harassing and constituted intentional infliction of emotional distress. The lawsuit is ongoing and the parties are currently engaged in discovery. The matter has not been set for trial, nor have the parties scheduled a pre-trial mediation.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2008

The entertainment segment encompasses charitable bingo hall operations in Texas, Alabama, South Carolina and Florida. The hospitality segment includes income from party and tent rentals, catering services and event planning fees. These segments were identified based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services.

A summary of the segment financial information reported to the CODM for the three months ended March 31, 2008 and 2007 is as follows:

March 31, 2008
--------------
                            Entertainment  Hospitality    Adjustment    Consolidated
                            ------------- ------------- -------------- --------------
Revenue                      $  2,250,000  $   854,000   $     20,000   $  3,124,000
Depreciation and
 Amortization                     132,000       69,000         32,000        233,000
Segment profit (loss)             692,000     (230,000)      (803,000)      (341,000)
Segment Assets                 29,137,000    1,187,000     (8,011,000)    22,313,000

March 31, 2007
--------------
                            Entertainment   Hospitality     Adjustment   Consolidated
                            ------------- ------------- -------------- --------------
Revenue                      $  2,334,000  $ 1,143,000   $     12,000   $  3,489,000
Depreciation and
 Amortization                      98,000       58,000         29,000        185,000
Segment profit (loss)           1,244,000     (141,000)      (745,000)       358,000
Segment Assets                 25,793,000    1,360,000    (10,653,000)    16,500,000

The Adjustments generally represent other corporate expenses and revenue, other income, depreciation and amortization related to corporate assets, corporate gains and losses on disposition of assets, inter-company eliminations and corporate capital expenditures to reconcile segment balances to consolidated balances.

A summary of items included in the "Adjustment" follows:

                                       2008          2007
                                   ------------- -------------
Gross profit - other revenue         $   20,000   $    12,000
General and administrative expense     (735,000)     (622,000)
Other income and expenses               (66,000)     (115,000)
Provision for income taxes              (22,000)      (20,000)
                                   ------------- -------------
Total "Adjustment"                   $ (803,000)  $  (745,000)
                                   ============= =============


--------------------------------------------------------------------------------
NOTE 13 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.
--------------------------------------------------------------------------------


Recent Issued Accounting Pronouncements

 In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards ("SFAS") 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, Accounting for Income Taxes . It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation was effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2008


In September 2006, the FASB issued SFAS 157, Fair Value Measurements . This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008, as required. The adoption of SFAS 157 did not have a significant impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, as required. The adoption of SFAS 159 did not have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS 141(R), Business Combinations--a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on our consolidated financial statements.


--------------------------------------------------------------------------------
NOTE 14 - SUBSEQUENT EVENTS.
--------------------------------------------------------------------------------


On April 15, 2008, the Company sold its Word of Mouth custom catering business unit reflecting the Company's focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. A final determination of the expected gain on sale will be determined within ninety days of the closing in accordance with the terms of the asset purchase agreement. Assets purchased, excluding goodwill, were approximately $125,000 consisting mainly of catering equipment and inventory.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First quarter 2008 results were impacted by the effects of a broad program of renovations, re-openings and start-ups of new halls affecting eight locations within the Company's portfolio of 32 bingo centers including Pensacola, Florida; San Angelo, Abilene, Odessa and Corpus Christi, Texas. The Company also announced plans to open additional halls in McAllen and El Paso, Texas later in the year. The San Angelo bingo hall is open and operating while the Corpus Christi bingo hall will open in early May.

The Q1 2008 earnings include the effect of approximately $573,000 of notable items: $416,000 from the effects of renovations and openings at several halls in Texas, and $143,000 of legal expenses and $14,000 for non cash expenses for compensation expense related to stock options. The legal expenses were mainly from our expansion plans and operations in South Carolina, Texas legal items, our completed Florida acquisition and our litigation with Furtney seeking recovery of prior settlements and other damages.

The Q1 2007 earnings include approximately $97,000 of notable items: $83,000 from legal expenses related to South Carolina, Texas and our attempts to expand into Arkansas, and $14,000 for non cash expenses for compensation expense related to stock options.

Revenues
--------

The following table sets forth the Company's revenues by segment for the three months ended March 31, 2008 and 2007:

                          2008          2007        Change      % Change
                     -------------- ------------ ------------- ------------
Total Revenues         $  3,124,000  $ 3,489,000  $  (365,000)        (10%)
Entertainment             2,250,000    2,334,000      (84,000)         (4%)
   Texas                  1,260,000    1,379,000     (119,000)         (9%)
   South Carolina           510,000      499,000       11,000           2%
   Alabama / Florida        480,000      456,000       24,000           5%
Hospitality                 854,000    1,143,000     (289,000)        (25%)
Other                  $     20,000  $    12,000  $     8,000          NM

During the first three months of 2008, total revenues for the Company decreased 10% from 2007 with both Entertainment and Hospitality segments contributing to the decline in revenue. Entertainment revenue decreased 4% with Texas being the most significant contributor mainly as a result of the effect of hall renovations and re-openings. Absent the effects of the strategic investments to strengthen its long-term position in certain markets by renovating then reopening and merging certain halls in Texas, the underlying performance of the Entertainment portfolio continued an upward trend with revenue increasing approximately three percent. The Entertainment segment accounted for 72% of total revenues compared with 67% of total revenues in 2007. By state, Entertainment revenues for Texas, South Carolina and Alabama were 56%, 23% and 21% of total Entertainment revenue respectively compared to 59%, 21% and 20% in 2007. Hospitality revenue decreased 25% from the prior year reflecting lower event activity. Hospitality accounted for 27% of total revenues in 2008, compared to 33% of total revenues in 2007. Other revenue includes other ancillary services and miscellaneous revenue not reported as segment revenue.

Costs and Expenses
------------------

Cost of services increased 11% over the comparable three-month prior year period mainly as a result of the costs associated with renovations, re-openings and the opening of new bingo centers. This, in conjunction with lower revenues, resulted in a decline of gross profit percent (gross profit as a percent of sales) to 15.4% from 31.9% in 2007. The table below summarizes gross profit by segment for the three months ended March 31, 2008 and 2007:

                            2008           2007     Change     % Change
                     ------------ -------------- ------------ -------------
Total Gross Profit    $  482,000   $  1,115,000   $ (633,000)         (57%)
Entertainment            692,000      1,244,000     (552,000)         (44%)
Hospitality             (230,000)      (141,000)     (89,000)          NM
Other                 $   20,000   $     12,000   $   (8,000)          NM

The decrease in gross profit was mainly attributed to the effects of renovations and openings at several halls in Texas ($416,000), higher Texas administrative expenses added to manage the new bingo centers and renovation activity and lower hospitality revenue.

Direct salaries and other compensation were 3% below the prior year. This reduction represented reduced staffing costs in the Hospitality segment in response to lower Hospitality revenues and were partially offset by additions in Texas to manage the new hall and renovation activity.

Rent and utilities in 2008 were up approximately 6% over 2007 which largely reflected the addition of our new hall in Florida. In 2008 and 2007, we did not recognize lease costs on a straight-line basis as provided in SFAS 13, paragraph 15 and FTB 85-3. Instead, lease costs were recognized based on payments made or accrued during each month. If the Company had recognized lease expense on a straight-line basis in 2008 and 2007, total lease costs would not have materially changed the Company's financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses. Generally, the Company's leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2008 were up 26% over the prior year, mainly due to costs such as advertizing, promotions and development expenses of the new halls and re-opening after major renovations. The provision for doubtful accounts was reduced as a result of the payment of a settlement reached with certain customers. License expense was down approximately $3,000.

Depreciation and amortization expense totaled approximately $233,000 ($201,000 Cost of Services plus $32,000 G&A) in 2008 versus $185,000 in the prior year.

General and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation totaled approximately $547,000 in 2008, compared to approximately $496,000 in 2007, an increase of about $51,000. The increase mainly related to planned staff, compensation and travel related increases.

Other income and expense was an expense of approximately $66,000 for 2008, compared to approximately $114,000 in 2007. The difference mainly stems from lower interest expense from the refinancing of legal settlements and certain notes payable during 2007.

Our income tax expense for 2008 was approximately $22,000 compared to $20,000 in 2007, all of which is related to the expected effective tax rate for state income taxes. As of December 31, 2007, the Company had a net operating loss available for carryover on its federal income taxes of approximately $6,700,000.

Net Income
----------

During the first three months of 2008, we realized a net loss of 341,000; $(0.03) per basic share and $(0.03) per fully diluted share. Net income for the first three months of 2007 was $358,000; $0.03 per basic share and $0.03 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 11,738,662 in 2008 compared to 10,955,719 in 2007. The increase in shares outstanding mainly represents the sale of 5,190,568 shares of common stock on March 27, 2008.

Adjusted for the noted items above, the adjusted net income during the first three months of 2008 was $231,000 and basic earnings per share were $0.02 per share in 2008 versus an adjusted net income of $455,000 and basic earnings per share of $0.04 last year.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2008, totaled approximately $7,720,000 and represented 35% of total assets of approximately $22,313,000. Current assets totaled approximately $8,646,000. Current liabilities totaled $1,626,000. Working capital was approximately $7,020,000 with a current ratio of 5.3 to 1 compared to approximately 1.8 to 1 in December 2007.

Cash used by operating activities for the three months ended March 31, 2008 totaled approximately $7,000 compared to cash provided of $405,000 during 2007. Cash flows from operating activities in 2008 were decreased by a net loss of approximately $341,000 and provided by non-cash depreciation expense of approximately $233,000, stock based compensation of approximately $14,000 and by other net changes in asset and liability accounts of $87,000.

Net cash used in investing activities totaled approximately $1,164,000 for capital expenditures mainly for bingo hall renovations, leasehold improvements, the acquisition of the Florida hall and additional licenses during the three months ended March 31, 2008. This compared to net cash used in investing activities of approximately $126,000 in 2007 for the purchase of capital assets.

Cash provided by financing activities in 2008 totaled approximately $6,926,000, compared to net cash provided by financing activities in 2007 of approximately $369,000. During the first three months of 2008, approximately $7,000,000 of cash proceeds were obtained through the sale of common stock, approximately $27,000 was provided by exercised options and $101,000 was used for the payment of notes payable and legal settlement obligations. In 2007, approximately $476,000 of financing was obtained from the sale of common stock and $107,000 was used for the payment of notes payable and legal settlements.

At March 31, 2008, we had approximately $22,313,000 in total assets with total liabilities of approximately $5,385,000 and approximately $16,928,000 of shareholders' equity. Total assets include approximately $7,720,000 in cash, $614,000 of net accounts receivable, other current assets of $312,000, $7,482,000 of net property and equipment, $5,980,000 of intangible assets, and $205,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $384,000 and notes payable obligations of approximately $3,594,000, legal settlement obligations of $539,000 and accrued and related-party liabilities of $868,000.

In 2008, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations. We also plan to use advantageous combinations of bank financing, seller financing, treasury stock, and cash on new bingo hall acquisitions when favorable terms can be obtained.

Financial Risk Management

Off-Balance Sheet Arrangements. We have no off-balance sheet debt.

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments. There were no significant investments in marketable securities at March 31, 2008 or 2007.

Recently Issued Accounting Pronouncements

 In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standards ("SFAS") 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109, Accounting for Income Taxes . It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation was effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements . This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008, as required. The adoption of SFAS 157 did not have a significant impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, as required. The adoption of SFAS 159 did not have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS 141(R), Business Combinations--a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in "Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Market Risk" above.

Item 4.  Controls and Procedures

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

Based upon their evaluation, our management including the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15 d - 15(e) under the Securities Exchange Act) are effective, as of the end of the period covered by this report on Form 10-Q, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

  31.1   Rule 31a-14(a) / 15d-14(a) Certifications

  32.1   Section 1350 Certifications

   * Denotes a management contract or compensatory plan or arrangement.




                                     SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Littlefield Corporation

                                     May 14, 2008

                                     By:

                                     /s/ JEFFREY L MINCH
                                     -------------------
                                     Jeffrey L. Minch
                                     President and Chief Executive Officer


                                     /s/  RICHARD S. CHILINSKI
                                     -------------------------
                                     Richard S. Chilinski
                                     Chief Financial Officer