Form 10-Q
period 2008-06-30
LITTLEFIELD CORP
filed 2008-08-14
CIK 931683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________________  to  ________________

Commission file number:   0-24805

                             LITTLEFIELD CORPORATION
             (Exact name of registrant as specified in its charter)
                 Delaware                                74-2723809
------------------------------------------- ------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification Number)

             2501 N Lamar Blvd
               Austin, Texas                               78705
------------------------------------------- ------------------------------------
 (address of principal executive offices)                (zip code)


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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at July 25, 2008
     Common Stock - $0.001 par value                      16,754,901

                             Littlefield Corporation

                                    FORM 10-Q

                       For the quarter ended June 30, 2008

                                      INDEX



Part I. FINANCIAL INFORMATION

   Item 1  Financial Statements

       a)  Consolidated Balance Sheets as of June 30, 2008 (unaudited)
           and December 31, 2007                                             2

       b)  Consolidated Statements of Operations (unaudited) for the Three
           Months Ended June 30, 2008 and 2007                               3

       c)  Consolidated Statements of Operations (unaudited) for the Six
           Months Ended June 30, 2008 and 2007                               5

       c)  Consolidated Statements of Cash Flows (unaudited) for the Six
           Months Ended June 30, 2008 and 2007                               7

       d)  Notes to Consolidated Financial Statements                        9

   Item 2  Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                         19

   Item 3  Quantitative and Qualitative Disclosures about Market Risk        23

   Item 4  Controls and Procedures                                           23

Part II. OTHER INFORMATION

  Item 1   Legal Proceedings                                                 24

  Item 4   Submission of Matters to a Vote of Security Holders               24

  Item 6   Exhibits                                                          25


           Signatures and Certifications                                     25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSETS
------
                                                  June 30, 2008    December 31, 2007
                                                ------------------ -----------------
                                                    (unaudited)
Current Assets:
    Cash and cash equivalents                    $      7,016,358   $     1,965,624
    Accounts receivable, net of allowance for
     doubtful accounts of $66,557 and $126,309            463,030           519,845
    Other current assets                                  307,942           554,297
                                                ------------------ -----------------
    Total Current Assets                                7,787,330         3,039,766
                                                ------------------ -----------------

Property and Equipment - at cost, net of
 accumulated depreciation and amortization              7,772,864         6,926,559

Other Assets:
    Goodwill                                            5,096,256         4,905,111
    Intangible assets, net                                861,726           699,196
    Note receivable - net                                 382,475               ---
    Other non-current assets                              205,139           217,615
                                                ------------------ -----------------
    Total Other Assets                                  6,545,596         5,821,922
                                                ------------------ -----------------

TOTAL ASSETS                                     $     22,105,790   $    15,788,247
                                                ================== =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------

Current Liabilities:
    Long term debt, current portion              $        221,907   $       195,517
    Long term debt, legal settlements, current
     portion                                              245,083           231,272
    Trade accounts payable                                350,986           232,339
    Accrued expenses                                      691,729         1,063,053
                                                ------------------ -----------------
    Total Current Liabilities                           1,509,705         1,722,181
                                                ------------------ -----------------

Long-term Liabilities:
    Long term debt, net of current portion              3,317,651         3,442,932
    Long term debt, legal settlements, net of
     current portion                                      256,685           362,964
    Other liabilities, related party                       60,000            48,000
                                                ------------------ -----------------
    Total Long-term Liabilities                         3,634,336         3,853,896
                                                ------------------ -----------------
Total Liabilities                                       5,144,041         5,576,077
                                                ------------------ -----------------

Stockholders' Equity:
    Common stock, $0.001 par value, (authorized
     40,000,000 shares, issued 17,534,707
     shares, outstanding 16,754,901 shares)                17,535            12,344
    Additional paid-in-capital                         30,655,979        23,710,845
    Treasury stock - 779,806 shares, at cost             (993,891)       (1,146,638)
    Accumulated deficit                               (12,717,874)      (12,364,381)
                                                ------------------ -----------------
    Total Stockholders' Equity                         16,961,749        10,212,170
                                                ------------------ -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     22,105,790   $    15,788,247
                                                ================== =================

                      See notes to consolidated financial statements.

                             Littlefield Corporation
                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      Three Months Ended June 30,

                                                          2008            2007
                                                    ---------------- --------------
REVENUES:
   Entertainment                                     $    2,064,121   $  2,181,346
   Hospitality                                              788,882      1,474,755
   Other                                                     27,328         12,069
                                                    ---------------- --------------
TOTAL REVENUES                                            2,880,331      3,668,170
                                                    ---------------- --------------

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation                  605,061        805,418
    Rent and utilities                                      657,732        642,939
    Other direct operating costs                            963,392        921,528
    Depreciation and amortization                           229,902        158,474
    License expense                                          32,729         29,847
                                                    ---------------- --------------
TOTAL COSTS AND EXPENSES                                  2,488,816      2,558,206

                                                    ---------------- --------------
GROSS MARGIN                                                391,515      1,109,964

GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and other compensation                         310,182        280,517
    Legal and accounting fees                               238,048        111,485
    Depreciation and amortization                            32,116         28,529
    Share-based compensation expense                         11,895         14,311
    Other general and administrative                        197,586        165,310
                                                    ---------------- --------------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES               789,827        600,152

GAIN ON DISPOSAL OF ASSETS                                  474,387         12,098

OPERATING INCOME (LOSS)                                      76,075        521,910

OTHER INCOME AND EXPENSES:
    Interest and investment income                           33,757         17,091
    Interest expense ($0 and $5,062 respectively to
     related parties)                                       (99,496)      (122,282)
    Other expense                                               ---         (4,398)
                                                    ---------------- --------------
TOTAL OTHER INCOME AND EXPENSES                             (65,739)      (109,589)

                                                    ---------------- --------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          10,336        412,321

PROVISION FOR INCOME TAXES                                   22,334         30,203
                                                    ---------------- --------------

NET INCOME (LOSS)                                           (11,998)       382,118

OTHER COMPREHENSIVE INCOME                                      ---          4,680
                                                    ---------------- --------------

NET COMPREHENSIVE INCOME (LOSS)                            ($11,998)  $    386,798
                                                    ================ ==============

                      See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                Three Months Ended June 30,

                                                     2008            2007
                                                --------------- --------------
EARNINGS (LOSS) PER SHARE:
    Basic earnings per share                           ($ 0.00)  $        0.03
                                                =============== ==============

    Diluted earnings per share                         ($ 0.00)  $        0.03
                                                =============== ==============

Weighted average shares outstanding - basic         16,737,669      11,276,282
                                                =============== ==============

Weighted average shares outstanding - diluted       16,737,669      11,528,617
                                                =============== ==============

                      See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                          Six Months Ended June 30,

                                                           2008               2007
                                                    ------------------ ------------------
REVENUES:
   Entertainment                                     $      4,314,108   $      4,515,447
   Hospitality                                              1,642,884          2,618,151
   Other                                                       47,270             23,692
                                                    ------------------ ------------------
TOTAL REVENUES                                              6,004,262          7,157,290
                                                    ------------------ ------------------

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation                  1,354,208          1,574,041
    Rent and utilities                                      1,314,072          1,260,140
    Other direct operating costs                            1,970,909          1,723,281
    Depreciation and amortization                             431,274            314,535
    License expense                                            60,213             60,676
                                                    ------------------ ------------------
TOTAL COSTS AND EXPENSES                                    5,130,676          4,932,673

                                                    ------------------ ------------------
GROSS MARGIN                                                  873,586          2,224,617

GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and other compensation                           629,337            553,547
    Legal and accounting fees                                 406,908            221,873
    Depreciation and amortization                              64,097             57,129
    Share-based compensation expense                           26,206             28,622
    Other general and administrative                          398,770            360,548
                                                    ------------------ ------------------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES               1,525,318          1,221,719

GAIN ON DISPOSAL OF FIXED ASSETS                              474,387             12,098

OPERATING INCOME (LOSS)                                      (177,345)         1,014,996

OTHER INCOME AND EXPENSES:
    Interest and investment income                             46,410             32,033
    Interest expense ($0 and $10,125 respectively to
     related parties)                                        (178,214)          (252,170)
    Other expense                                                 ---             (4,398)
                                                    ------------------ ------------------
TOTAL OTHER INCOME AND EXPENSES                              (131,804)          (224,535)

                                                    ------------------ ------------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          (309,149)           790,461

PROVISION FOR INCOME TAXES                                     44,344             50,203
                                                    ------------------ ------------------

NET INCOME (LOSS)                                            (353,493)           740,258

OTHER COMPREHENSIVE INCOME                                        ---              4,713
                                                    ------------------ ------------------

NET COMPREHENSIVE INCOME (LOSS)                             ($353,493)  $        744,971
                                                    ================== ==================

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                 Six Months Ended June 30,

                                                   2008            2007
                                              --------------- ---------------
EARNINGS (LOSS) PER SHARE:
    Basic earnings per share                        ($ 0.025)  $        0.067
                                              =============== ===============

    Diluted earnings per share                      ($ 0.025)  $        0.065
                                              =============== ===============

Weighted average shares outstanding - basic       14,238,166       11,116,886
                                              =============== ===============

Weighted average shares outstanding - diluted     14,238,166       11,354,456
                                              =============== ===============

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                            Six Months Ended June 30,
                                                                         --------------------------------

                                                                              2008             2007
                                                                         --------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $    (353,493)  $      740,258
   Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
   Depreciation and amortization                                                495,371          371,664
   Gain on sale of fixed assets                                                (474,387)         (12,098)
   Bad debt allowance                                                           (59,752)             ---
   Stock-based compensation expense                                              26,206           28,622
   Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
        Accounts receivable                                                      86,335          329,417
        Other assets                                                            252,235          314,309
        Trade accounts payable                                                  118,646         (139,655)
        Accrued expenses and other current liabilities                         (316,773)           3,136
                                                                         --------------- ----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                            (225,612)       1,635,653
                                                                         --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (1,407,505)        (509,512)
   Purchase of goodwill and intangibles                                        (410,792)              --
   Proceeds from the sale of property and equipment                             250,000           18,250
   Proceeds from the sale of investments                                            ---            3,741
   Proceeds from the collection of notes receivable                               1,687            1,103
                                                                         --------------- ----------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (1,566,610)        (486,418)
                                                                         --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable, legal settlements and capital leases             (191,360)      (1,093,307)
   Proceeds from sale of common stock                                         7,000,000          476,560
   Proceeds from note payable                                                       ---          401,958
   Proceeds from options exercised                                               34,316              ---
                                                                         --------------- ----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           6,842,956         (214,789)
                                                                         --------------- ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          5,050,734          934,446

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,965,624        2,549,566
                                                                         --------------- ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   7,016,358   $    3,484,012
                                                                         =============== ================

                 See notes to consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                         Six Months Ended June 30,
                                                       -----------------------------

                                                            2008           2007
                                                       --------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

    Interest                                            $     178,214  $     239,509
                                                       ==============  =============


    Income taxes                                        $      65,789  $         ---
                                                       ==============  =============


Non-cash transactions:


    Issuance of treasury stock under deferred
     compensation plan                                  $      25,817  $      23,656
                                                       ==============  =============

    Issuance of treasury stock under employee stock
     purchase plan                                      $      16,734  $         ---
                                                       ==============  =============

    Sale of property and equipment in exchange for note
     receivable                                         $     400,000  $         ---
                                                       ==============  =============

                 See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2008


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

The operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

--------------------------------------------------------------------------------
NOTE 2 - PROPERTY AND EQUIPMENT.
--------------------------------------------------------------------------------

Property and equipment at June 30, 2008 and December 31, 2007 consists of the following:

                                                June 30, 2008       December 31, 2007
Land                                  $              740,467   $             740,467
Buildings                                          3,395,498               3,404,348
Leasehold improvements                             5,328,195               4,756,267
Rental inventory and bingo equipment               2,050,112               1,989,605
Equipment, furniture and fixtures                  3,065,939               2,604,406
Automobiles                                          385,144                 468,626
                                     ------------------------ -----------------------
                                                  14,965,355              13,963,719

Less: Accumulated depreciation and
 amortization                                     (7,192,491)             (7,037,160)
                                     ------------------------ -----------------------

Property and equipment, net           $            7,772,864   $           6,926,559
                                     ======================== =======================

Total depreciation expense, for owned and leased assets, charged to operations for the six months ended June 30, 2008 and 2007 was approximately $480,600 and $356,900 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2008
--------------------------------------------------------------------------------

NOTE 3 - GOODWILL & OTHER INTANGIBLE ASSETS.
--------------------------------------------------------------------------------


Goodwill at June 30, 2008 is as follows:

                                            Gross
                                            Carrying       Accumulated
                                             Amount        Amortization       Total
                                        ---------------- ---------------- -------------

Goodwill at December 31, 2007            $    6,704,375   $   (1,799,264)  $ 4,905,111
Goodwill acquired during period                 233,513              ---       233,513
Goodwill disposed of during period              (42,368)             ---       (42,368)
                                        ---------------- ---------------- -------------
Goodwill at June 30, 2008                $    6,895,520   $   (1,799,264)  $ 5,096,256
                                        ================ ================ =============
                                         Entertainment     Hospitality        Total
                                        ---------------- ---------------- -------------
Balance at December 31, 2007             $    4,533,727   $      371,384   $ 4,905,111
Goodwill acquired during the year               233,513              ---       233,513
Goodwill disposed of during period                  ---          (42,368)      (42,368)
                                        ---------------- ---------------- -------------
Balance at June 30, 2008                 $    4,767,240   $      329,016   $ 5,096,256
                                        ================ ================ =============


Intangible assets at June 30, 2008 consists of the following:

                                              Gross
                                           Carrying       Accumulated
                                             Amount      Amortization       Total
                                         -------------- --------------- -------------
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2007       $     694,719        (51,974)  $    642,745
Licenses acquired during the period             177,814                       177,814
                                         -------------- --------------- -------------
Bingo licenses at June 30, 2008           $     872,533        (51,974)  $    820,559

Intangible Assets with Finite Lives:
Covenants not to compete                  $     297,500       (256,333)  $     41,167
                                                                        -------------
Intangible Assets, Net of Accumulated
 Amortization                                                            $    861,726
                                                                        =============



Amortization expense charged to operations for the six months ended June 30, 2008 and 2007 was approximately $14,800 and $14,800 respectively.

--------------------------------------------------------------------------------
NOTE 4 - SHAREHOLDERS' EQUITY.
--------------------------------------------------------------------------------

At June 30, 2008 the Company holds 779,086 treasury shares at an average purchase cost of $1.27.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2008

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

The Company recorded approximately $26,200 and $28,600 in compensation expense in the six month periods ended June 30, 2008 and June 30, 2007, respectively, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. There were no options issued in the six month periods ended June 30, 2008 and 2007.

--------------------------------------------------------------------------------
NOTE 6 - EARNINGS PER SHARE.
--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings per share is as follows:

Six months ended June 30,                   2008          2008          2007          2007
-------------------------                   Basic        Diluted        Basic        Diluted
                                        ------------- ------------- ------------- -------------
Numerator:
----------
    Net income (loss)                    $  (353,493)  $  (353,493)  $    740,258  $    740,258
                                        ============= ============= ============= =============
Denominator:
------------
    Weighted average shares outstanding   14,238,166    14,238,166     11,116,886    11,116,886
    Effect of dilutive securities:
    Stock options and warrants                   ---           ---            ---       237,570
                                        ------------- ------------- ------------- -------------
    Weighted average shares outstanding   14,238,166    14,238,166     11,116,886    11,354,456
                                        ============= ============= ============= =============

Earnings (loss) per share                $    (0.025)  $    (0.025)  $      0.067  $      0.065
                                        ============= ============= ============= =============

Stock options to acquire 225,974 and 85,500 shares for the six months ended June 30, 2008 and 2007, respectively were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2008

--------------------------------------------------------------------------------
NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION
--------------------------------------------------------------------------------


The Company applies FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share Based Payment, using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods recorded in accordance with APB Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock options. At June 30, 2008, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,600,000 common shares, as adjusted for the 20% stock dividend in 2006, over ten years from the date of each plan's approval. In addition, the plans allow for additional increases of 15% of the then outstanding shares each year through 2008.

Transactions under the stock option plans are summarized below. At June 30, 2008, a total of 445,410 options were outstanding under these plans.

                            Employee Stock Plans
                          ------------------------
                                         Weighted
                                         Average
                                         Exercise
                            Options       Price
                          ----------    ----------
Outstanding at
 12/31/07                   617,910     $    0.74
Granted                         ---           ---
Exercised                   (67,500)         0.51
Forfeited                  (105,000)         1.78
                          ----------    ----------
Outstanding at
 06/30/08                   445,410     $    0.53
                          ==========    ==========

No options were issued during 2008.

Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2008 was $43,835. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $31,070 as of June 30, 2008, related to approximately 73,500 shares with a per share weighted average fair value of $0.48. We anticipate this expense to be recognized over a weighted average period of approximately 0.50 years.

The following table summarizes information about options outstanding at June 30, 2008 under the Employee Stock Plan adjusted for the 2006 stock dividend:

                                    Options Outstanding                 Options Exercisable
                         ------------------------------------------ ---------------------------
            Range of        Number    Weighted Avg.  Weighted Avg.     Number     Weighted Avg.
        Exercise Prices  Outstanding    Remaining    Exercise Price  Exercisable    Exercise
                                       Contractual                                    Price
                                           Life
        ---------------- ------------ -------------- -------------- ------------- -------------
   2008:  $ 1.26 - $1.87       16,500   7.9 years     $        1.32        16,500  $       1.32
          $ 0.00 - $1.25      428,910   6.2 years     $        0.50       355,410  $       0.50
                              445,410   6.3 years     $        0.53       371,910  $       0.54

           Aggregate
        intrinsic value   $   172,716                                $    144,051

The weighted average remaining contractual life of options exercisable as of June 30, 2008 was 6.1 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2008

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

The components of comprehensive income for the six months ended June 30, 2008 and 2007 are as follows:

                                   2008          2007
                               ------------- -------------
Net income (loss)               $  (353,493)  $    740,258

Other comprehensive income

       Reclassification
        adjustment
for loss included in net income         ---          4,713
                               ------------- -------------
                                        ---          4,713
                               ------------- -------------

Total comprehensive income
 (loss)                         $  (353,493)  $    744,971
                               ============= =============

--------------------------------------------------------------------------------
NOTE 9 - INCOME TAXES.
--------------------------------------------------------------------------------

The Company recorded approximately $44,000 and $50,000 of state income tax expense, respectively, for the six months ended June 30, 2008 and 2007. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $6,700,000 at December 31, 2007, and begin expiring in the year 2015.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2008


--------------------------------------------------------------------------------
NOTE 10 - RELATED PARTY TRANSACTIONS.
--------------------------------------------------------------------------------

In 2002, the President was awarded a $300,000 bonus. In August 2007, the Board of Directors approved and payment was made to the President and CEO for the accrued bonus and accrued interest thereon. The Company accrued $10,125 in interest in 2007 on this liability.

During 2006, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $12,000 and $12,000 of deferred compensation in the six months ended June 30, 2008 and 2007, respectively.

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

The Company is obligated to make payments over approximately the next three years in settlement of litigation that was concluded in prior periods. At June 30, 2008, the carrying value of these obligations was $501,768. The Company is current in all its settlement payment obligations.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case
No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

In this case, the Company is plaintiff. The Company initially sought recovery from Philip Furtney ["Furtney"] for fraud, negligent misrepresentations, and breach of guaranty. This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney - Pondella Hall for Hire, Inc., and 800438 Ontario. Several months after the acquisition of the three centers, the Florida Attorney General obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and brought a civil proceeding against the same two subsidiaries and American Bingo based upon the same allegations. The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers. Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo. In fact, the agreements related to the sale specifically and falsely stated that there were not any ongoing governmental investigations. American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement. The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico would not permit his United States attorney to accept service of the Complaint. The Company was successful in finally serving Furtney when he was in the United States in 2005 to attend related litigation.

Furtney passed away in September 2007, several months before the scheduled trial date. In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the defendant's estate as the defendant and continue to pursue the claim to judgment. Furtney's estate has now been substituted as the defendant and the Company intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers from Furtney's estate, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments the Company was required to pay to Pondella and 800438 Ontario as a result of related litigation. The Company is awaiting a trial date.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2008

--------------------------------------------------------------------------------
NOTE 11 - COMMITMENTS AND CONTINGENCIES.
--------------------------------------------------------------------------------


South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., and Gamecock Promotions, Inc., 05- ALJ-17-0413-CC,

The South Carolina Department of Revenue issued an administrative bingo violation against the above referenced parties alleging that the Company has an unlawful number of bingo promoter licenses. The Department of Revenue seeks to revoke all bingo promoter licenses held by the Company's South Carolina subsidiaries and seeks a $5,000 penalty. The Department of Revenue is seeking to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company. The Department of Revenue's theory is that the three South Carolina subsidiaries are sham corporations and that, as a matter of law, the Company should be deemed the holder of the 12 promoter licenses at issue. South Carolina law provides that a promoter may only have 5 licenses. The Company moved for summary judgment and it was denied. However, certain originally named charities were dismissed from the lawsuit. The case was stayed until co-counsel returned from active military duty, which occurred at the end of June 2008.

Additionally, in Littlefield Corporation, Gamecock Promotions Inc., Palmetto Upstate Promotions Inc., and Midlands Promotions Inc. v. South Carolina Department of Revenue, 07-ALJ-17-623-CC, the Company and its subsidiaries protested the South Carolina Department of Revenue's initial denial of six additional promoters licenses that the Department of Revenue denied on the same theories upon which they seek to revoke the other subsidiaries' promoter licenses, as described above. Although both parties' Motions for Summary Judgment were denied in this proceeding, in June 2008, the administrative law judge in this protest proceeding ordered that the six licenses be issued pending trial and resolution of the proceedings between the Department of Revenue and the Company.

The Company and its subsidiaries will seek to consolidate both of the above proceedings for discovery and trial, because both proceedings involve the same legal and factual issues. In August, counsel for the parties plan to meet regarding a proposed scheduling order that will govern discovery in both proceedings and a proposed date for a trial.

The Company and its subsidiaries are vigorously defending the revocation proceeding and the right to hold the additional licenses for which the subsidiaries applied and assert that Littlefield Corporation is not the holder of these promoter licenses, but rather that its lawfully formed subsidiaries are separate corporations that each hold a lawful number of the promoter licenses.


Cause No. 8285-D; West Texas Bingo, Inc v. Rodger Hiatt, in the 350th Judicial District Court of Taylor County, Texas.

In this case, the Company is plaintiff. The Company filed suit against the Defendant alleging the Defendant interfered with the Company's bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendant asserted counterclaims against the Company alleging that the Company's claims were harassing and constituted intentional infliction of emotional distress. The counter-claims were dismissed by the court. The lawsuit is ongoing and the parties are currently engaged in discovery. The matter has not been set for trial, nor have the parties scheduled a pre-trial mediation.

Cause No.24, 182-B; West Texas Bingo, Inc. v. Janie Wall, in the 104th Judicial District Court of Taylor County, Texas.

In this case, the Company is plaintiff. The Company filed suit against the Defendant alleging the Defendant interfered with the Company's bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendant asserted counterclaims against the Company alleging that the Company's claims were harassing and constituted intentional infliction of emotional distress. The counter-claims were dismissed by the court. The lawsuit is ongoing and the parties are currently engaged in discovery. The matter has not been set for trial, nor have the parties scheduled a pre-trial mediation.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

--------------------------------------------------------------------------------
NOTE 12 - SALE OF BUSINESS.
--------------------------------------------------------------------------------

On April 15, 2008, the Company sold the assets of its custom catering business unit reflecting the Company's focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The asset sale resulted in a gain on sale of $474,387 resulting from a $650,000 sales price less $175,613 of disposed assets, at net book value.

The assets of the catering business unit were sold for $650,000 with payment consisting of $250,000 in cash and a three year $400,000 note receivable at seven percent (7%). During the first year, only interest is due and payable on a quarterly basis. Thereafter, payments are to be made monthly at $4,644 with a final balloon payment of $342,638. The principal amount of the note is subject to certain proration adjustments which are expected to be finalized in the third quarter, 2008. The note is secured by a security interest in the business and the personal guarantee of the purchaser.

The amounts of sales, gross profit and gross profit on a basic per share basis of the catering business unit included in the second quarter and six months to date of 2008 compared to the comparable prior year periods are as follows:

                                                                                   2008            2007
                                                                             Six months year  Six months year
                               Q208             Q207             Change           to date         to date        Change
                          --------------- ----------------- ---------------- ---------------- --------------- ------------
Revenue                    $       71,621  $        668,291  $     (596,670)  $      497,039   $    1,276,804  $ (779,765)
Gross profit               $       12,373  $         29,558  $      (17,185)  $      (33,263)  $       49,935  $  (83,198)
Gross profit per share     $         0.00  $           0.00                   $       ( 0.00)  $         0.00




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

The entertainment segment encompasses charitable bingo hall operations in Texas, Alabama, South Carolina and Florida. The hospitality segment includes income from party and tent rentals, separating the catering business unit sold at the beginning of the second quarter. The entertainment and hospitality segments were identified based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008


A summary of the segment financial information, separating the catering business unit sold at the beginning of the second quarter, reported to the CODM for the six months ended June 30, 2008 and 2007 is as follows:

June 30, 2008
------------------------
                         Entertainment  Hospitality    Catering     Adjustment    Consolidated
                        --------------- ------------ ------------ -------------- ---------------
Revenue                  $    4,314,000  $1,146,000   $  497,000   $     47,000   $   6,004,000
Depreciation and
 Amortization                   297,000     122,000       12,000         64,000         495,000
Segment profit (loss)         1,040,000    (180,000)     (33,000)    (1,180,000)       (353,000)
Segment Assets               29,573,000   1,324,000                  (8,791,000)     22,106,000

June 30, 2007
------------------------
                          Entertainment  Hospitality     Catering     Adjustment    Consolidated
                        --------------- ------------ ------------ -------------- ---------------
Revenue                  $    4,515,000  $1,341,000   $1,277,000   $     24,000   $   7,157,000
Depreciation and
 Amortization                   198,000      96,000       20,000         58,000         372,000
Segment profit (loss)         2,262,000    (111,000)      50,000     (1,461,000)        740,000
Segment Assets               26,123,000   1,428,000                 (11,075,000)     16,476,000

The Adjustments generally represent other corporate expenses and revenue, other income, depreciation and amortization related to corporate assets, corporate gains and losses on disposition of assets, inter-company eliminations and corporate capital expenditures to reconcile segment balances to consolidated balances.

A summary of items included in the "Adjustment" follows:

                                                    2008           2007
                                          --------------- --------------
Gross profit - other revenue               $      47,000   $     24,000
General and administrative expense            (1,525,000)    (1,222,000)
Gain on disposal of assets                       474,000         12,000
Other income and expenses                       (132,000)      (225,000)
Provision for income taxes                       (44,000)       (50,000)
                                          --------------- --------------
Total "Adjustment"                         $  (1,180,000)  $ (1,461,000)
                                          =============== ==============

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008


--------------------------------------------------------------------------------
NOTE 14 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.
--------------------------------------------------------------------------------


Recent Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position ("FSP") FAS 157-1, "Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" , which excludes from the scope of this provision arrangements accounted for under SFAS 13, "Accounting for Leases". SFAS 157 is also amended by FSP FAS 157-2 "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations.

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

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of the first six months of 2008 were impacted by a gain on sale of the assets of the catering business unit, continuing legal matters and the effects of a broad program of renovations, re-openings and start-ups of new halls affecting eight locations within the Company's portfolio of 38 bingo centers including Pensacola, Florida; San Angelo, Abilene, Odessa and Corpus Christi, Texas. The Company also announced plans to open additional halls in McAllen and El Paso, Texas, later in the year. The San Angelo bingo hall opened during the first quarter while the Corpus Christi bingo hall opened in May of the second quarter of 2008.

The Company has also increased the level of capital spending associated with the implementation of its entertainment destination strategy which encompasses bettering the infrastructure, interior environment, amenities and activities of the bingo centers in the Company's portfolio.

Results in the first six months of 2008 include the effect of approximately $925,000 of notable items: $999,000 from the effects of renovations, re-openings and start-ups of new halls at several halls in Texas, $354,000 of legal expenses and $26,000 for non cash expenses for compensation expense related to stock options which were partially offset by a $454, 000 net gain on sale of catering business unit assets after direct expenses. The legal expenses were mainly related to our expansion plans and operations in South Carolina, Texas legal items, our completed Florida acquisition and our litigation with Furtney seeking recovery of prior settlements and other damages.

Earnings in the first six months of 2007 included approximately $187,000 of notable items: $158,000 from legal expenses related to South Carolina, Texas and our attempts to expand into Arkansas, and $29,000 for non cash expenses for compensation expense related to stock options.

Revenues

The following table sets forth the Company's revenues by segment for the six months ended June 30, 2008 and 2007, adjusted for the sale of the catering business unit at the beginning of the second quarter:

                               2008             2007            $Change         % Change
                        ---------------- ----------------- ---------------- ----------------
Total Revenues           $     6,004,000  $      7,157,000  $   (1,153,000)            (16%)
Less: Catering                   497,000         1,277,000        (780,000)            (61%)
Adjusted revenue               5,507,000         5,880,000        (373,000)             (6%)
Entertainment                  4,314,000         4,515,000        (201,000)             (4%)
   Texas                       2,534,000         2,751,000        (217,000)             (8%)
   South Carolina                878,000           978,000        (100,000)            (10%)
   Alabama / Florida             902,000           786,000         116,000              15%
Hospitality                    1,146,000         1,341,000        (195,000)            (15%)
Other                    $        47,000  $         24,000  $       23,000              NM

During the first six months of 2008, total adjusted revenues for the Company decreased 6% from 2007 with both Entertainment and Hospitality segments contributing to the decline in revenue. Entertainment revenue decreased 4% with Texas being the most significant contributor mainly as a result of the effect on revenue of hall renovations and re-openings totaling $260,000. Absent the effects of the strategic investments to strengthen its long-term position in certain markets by renovating then reopening and merging certain halls in Texas, the underlying performance of the Texas portfolio was up approximately 2% from the prior year. The Entertainment segment accounted for 78% of total adjusted revenues compared with 77% of total adjusted revenues in 2007. By state, Entertainment revenues for Texas, South Carolina and Alabama / Florida were 59%, 20% and 21% of total Entertainment revenue respectively compared to 61%, 22% and 17% in 2007. The increase in Alabama / Florida mainly represented the purchase of a new Florida hall in January 2008. Hospitality revenue decreased 15% from the prior year reflecting lower event activity. Hospitality accounted for 21% of total adjusted revenues in 2008, compared to 23% of total adjusted revenues in 2007. Other revenue includes other ancillary services and miscellaneous revenue not reported as segment revenue.

Gross profit and Costs and Expenses
-----------------------------------

The table below summarizes the Company's gross profit by segment for the six months ended June 30, 2008 and 2007, adjusted for the sale of the catering business unit at the beginning of the second quarter:

                               2008           2007         $Change   % Change
                     -------------- -------------- --------------- ---------------
Total Gross Profit    $    874,000   $  2,225,000    $ (1,351,000)           (61%)
Less: Catering gross
 profit (loss)             (33,000)        50,000         (83,000)            NM
Adjusted gross profit      907,000      2,175,000      (1,268,000)           (58%)
Entertainment            1,040,000      2,262,000      (1,222,000)           (54%)
Hospitality               (180,000)      (111,000)        (69,000)            NM
Other                 $     47,000   $     24,000    $     23,000             NM

The decrease in adjusted gross profit was mainly attributed to the effects of renovations and openings at several halls in Texas in the amount of $999,000, higher Texas administrative expenses added to manage the new bingo centers and renovation activity of $124,000 and lower hospitality revenue.

The six month year-to-date direct costs and expenses for 2008 and 2007, adjusted for the sale of the catering business, are set forth in the following table:

                             2008           2007
                           Six months    Six months
                           year to date  year to date    $ Change    % Change
                          ------------- -------------- ------------- --------------
Adjusted Revenue           $  5,507,000  $   5,880,000  $  (373,000)           (6%)

Adjusted direct costs
 and expenses
Direct salaries and
 other compensation           1,045,000        939,000      106,000            11%
Rent and utilities            1,281,000      1,206,000       75,000             6%
Other direct operating
 costs                        1,795,000      1,208,000      587,000            49%
Depreciation and
 amortization                   419,000        295,000      124,000            42%
License expense                  60,000         57,000        3,000             5%
                          ------------- -------------- ------------- --------------
Total adjusted costs and
 expenses                     4,600,000      3,705,000      895,000            24%

Adjusted Gross profit      $    907,000      2,175,000  $(1,268,000)          (58%)


Adjusted cost of services increased 24% over the comparable six-month prior year period mainly as a result of the costs associated with renovations, re-openings and start-ups of new bingo centers. This, in conjunction with lower revenues, resulted in a decline of gross profit percent (gross profit as a percent of sales) to 16.5% from 37.0% in 2007.

Direct salaries and other compensation were 11% above the prior year. The increase mainly represented increased staffing, travel and other expenses related to the renovations and start-ups of bingo centers.

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

Other direct operating costs in 2008 were up 49% over the prior year, mainly due to costs such as advertizing, promotions and development expenses of the new halls and re-opening after major renovations. The provision for doubtful accounts was reduced as a result of the payment of a settlement reached with certain customers.

Depreciation and amortization expense totaled approximately $495,000 ($431,000 Cost of Services plus $64,000 G&A) in 2008 versus $372,000 in the prior year. The increase was mainly attributed to capital spending on new halls, renovations and implementation of the Company's entertainment destination strategy.

General and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation totaled approximately $1,061,000 in 2008, compared to approximately $977,000 in 2007, an increase of about $84,000. The increase mainly related to planned staff, compensation and travel related increases.

Other income and expense was a net expense of approximately $132,000 for 2008, compared to approximately $225,000 in 2007. The difference mainly stems from lower interest expense from the refinancing of legal settlements and certain notes payable during 2007.

Our income tax expense for 2008 was approximately $44,000 compared to $50,000 in 2007, all of which is related to the expected effective tax rate for state income taxes. As of December 31, 2007, the Company had a net operating loss available for carryover on its federal income taxes of approximately $6,700,000.

Net Income
----------

During the first six months of 2008, we realized a net loss of $353,000; $(0.02) per basic share and $(0.02) per fully diluted share. Net income for the first six months of 2007 was $740,000; $0.07 per basic share and $0.07 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 14,238,166 in 2008 compared to 11,116,886 in 2007. The increase in shares outstanding mainly represents the sale of 5,190,568 shares of common stock on March 27, 2008.

Adjusted for the noted items above, the adjusted net income during the first six months of 2008 was $604,000 and basic earnings per share were $0.04 per share in 2008 versus an adjusted net income of $878,000 and basic earnings per share of $0.08 last year.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at June 30, 2008, totaled approximately $7,016,000 and represented 32% of total assets of approximately $22,106,000. Current assets totaled approximately $7,787,000. Current liabilities totaled $1,510,000. Working capital was approximately $6,277,000 with a current ratio of 5.2 to 1 compared to approximately 1.8 to 1 in December 2007.

Cash used by operating activities for the six months ended June 30, 2008 totaled approximately $226,000 compared to cash provided of $1,636,000 during 2007. Cash flows from operating activities in 2008 were decreased by a net loss of approximately $353,000, the sale of the catering business $474,000 and provided by non-cash depreciation expense of approximately $495,000, stock based compensation of approximately $26,000 and by other net changes in asset and liability accounts of $80,000.

Net cash used in investing activities totaled approximately $1,567,000 for capital expenditures mainly for bingo hall renovations, leasehold improvements, the acquisition of the Florida hall and additional licenses during the six months ended June 30, 2008. This compared to net cash used in investing activities of approximately $486,000 in 2007 mainly for the purchase of capital assets.

Cash provided by financing activities in 2008 totaled approximately $6,843,000, compared to net cash used in financing activities in 2007 of approximately $215,000. During the first six months of 2008, approximately $7,000,000 of cash proceeds were obtained through the sale of common stock, approximately $34,000 was provided by exercised options and $191,000 was used for the payment of notes payable and legal settlement obligations. In 2007, approximately $476,000 of financing was obtained from the sale of common stock and $402,000 from notes payable and $1,093,000 was used for the payment of notes payable and legal settlements.

At June 30, 2008, we had approximately $22,106,000 in total assets with total liabilities of approximately $5,144,000 and approximately $16,962,000 of shareholders' equity. Total assets include approximately $7,016,000 in cash, $463,000 of net accounts receivable, other current assets of $308,000, $7,774,000 of net property and equipment, $5,958,000 of intangible assets, $382,000 of notes receivable and $205,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $351,000 and notes payable obligations of approximately $3,539,000, legal settlement obligations of $502,000 and accrued liabilities of $692,000 and related-party liabilities of $60,000.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments. There were no significant investments in marketable securities at June 30, 2008 or 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position ("FSP") FAS 157-1, "Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" , which excludes from the scope of this provision arrangements accounted for under SFAS 13, "Accounting for Leases". SFAS 157 is also amended by FSP FAS 157-2 "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations.

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

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities". This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact on our consolidated financial statements.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2008, the Company held its Annual Meeting of Stockholders to elect members to its Board of Directors, to ratify the appointment of Padgett, Stratemann & Co. LLP as independent auditor and to approve an increase in authorized shares of common stock to 40,000,000 shares. An advisory vote was also obtained regarding the compensation of the President and CEO and Directors.

(a) Our annual meeting of stockholders was held on May 21, 2008.

(b) The following directors were elected at the meeting to serve a term of one year:


            Jeffrey L. Minch
            Carlton R. Williams
            Alfred T. Stanley
            Michael L. Wilfley
            Lanny R. Chiu
            Charles M. Gillman




(c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1)   Election of Directors:                         For          Withheld
                                                     ---          --------
                    Jeffrey L. Minch           9,307,632         1,057,502
                    Carlton R. Williams        9,305,512         1,059,622
                    Alfred T. Stanley          9,199,432         1,165,702
                    Michael L. Wilfley         9,199,552         1,165,582
                    Lanny R. Chiu              9,197,470         1,167,664
                    Charles M. Gillman         9,249,300         1,115,834




(2) Ratify Independent Auditors:             For        Against      Abstain
                                             ---        -------      -------
                                      10,061,962        291,160       12,012

(3) Increase in Common Stock:                For        Against      Abstain
                                             ---        -------      -------
                                       8,604,404      1,708,431       52,298

(4) Advisory vote - CEO compensation:        For        Against      Abstain
                                             ---        -------      -------
                                       6,608,064        178,243       38,341

(5) Advisory vote - Director
compensation:                                For        Against      Abstain
                                             ---        -------      -------
                                       6,631,305        179,803       13,540

Item 6.  Exhibits


Exhibit  Description

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

                                Littlefield Corporation

                                 August 14, 2008

                                 By:

                                 /s/ JEFFREY L MINCH
                                 --------------------------------------
                                 Jeffrey L. Minch
                                 President and Chief Executive Officer


                                 /s/ RICHARD S. CHILINSKI
                                 --------------------------------------
                                 Richard S. Chilinski
                                 Chief Financial Officer