Form 10-Q
period 2008-09-30
LITTLEFIELD CORP
filed 2008-11-13
CIK 931683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2008 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to ________________


Commission file number: 0-24805


                             LITTLEFIELD CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                                74-2723809
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


        2501 N Lamar Blvd
          Austin, Texas                                            78705
----------------------------------------                         ----------
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

Large accelerated filer [ ]                    Accelerated filer         [ ]
Non-accelerated filer   [ ]                    Smaller Reporting Company [X]



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at November 3, 2008
Common Stock - $0.001 par value                           16,754,901

                             Littlefield Corporation

                                    FORM 10-Q

                    For the quarter ended September 30, 2008

                                      INDEX

Part I.   FINANCIAL INFORMATION

       Item 1  Financial Statements

           a)  Consolidated Balance Sheets as of September 30, 2008 (unaudited)
               and December 31, 2007 ..............................................        2

           b)  Consolidated Statements of Operations (unaudited) for the Three
               Months Ended September 30, 2008 and 2007............................        3

           c)  Consolidated Statements of Operations (unaudited) for the Nine
               Months Ended September 30, 2008 and 2007............................        5

           c)  Consolidated Statements of Cash Flows (unaudited) for the Nine
               Months Ended September 30, 2008 and 2007............................        7

           d)  Notes to Consolidated Financial Statements                                  9

       Item 2  Management's Discussion and Analysis of Financial Condition
               And Results of Operations...........................................        19

       Item 3  Quantitative and Qualitative Disclosures about Market Risk                  23

       Item 4  Controls and Procedures                                                     23


Part II.  OTHER INFORMATION

       Item 1  Legal Proceedings ..................................................        24

       Item 6  Exhibits ...........................................................        24

               Signatures and Certifications ......................................        24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Littlefield Corporation
                           CONSOLIDATED BALANCE SHEETS

ASSETS
------
                                                     September 30,        December 31,
                                                              2008                2007
                                                  ----------------    ----------------
                                                       (unaudited)
Current Assets:
    Cash and cash equivalents                     $     5,233,848     $     1,965,624
    Accounts receivable, net of allowance for
     doubtful accounts of $68,373 and $148,734            427,525             519,845
    Other current assets                                  299,098             554,297
                                                  ----------------    ----------------
    Total Current Assets                                5,960,471           3,039,766
                                                  ----------------    ----------------

Property and Equipment - at cost, net of
 accumulated depreciation and amortization              8,098,026           6,926,559

Other Assets:
    Goodwill                                            6,501,361           4,905,111
    Intangible assets, net                                912,324             699,196
    Other non-current assets                              213,424             217,615
                                                  ----------------    ----------------
    Total Other Assets                                  7,627,109           5,821,922
                                                  ----------------    ----------------

TOTAL ASSETS                                      $    21,685,606     $    15,788,247
                                                  ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Long term debt, current portion               $       725,505     $       195,517
    Long term debt, legal settlements, current
     portion                                              253,762             231,272
    Trade accounts payable                                221,395             232,339
    Accrued expenses                                      753,329           1,063,053
                                                  ----------------    ----------------
    Total Current Liabilities                           1,953,991           1,722,181
                                                  ----------------    ----------------

Long-term Liabilities:
    Long term debt, net of current portion              3,260,088           3,442,932
    Long term debt, legal settlements, net of
     current portion                                      189,896             362,964
    Other liabilities, related party                       66,000              48,000
                                                  ----------------    ----------------
    Total Long-term Liabilities                         3,515,984           3,853,896
                                                  ----------------    ----------------
Total Liabilities                                       5,469,975           5,576,077
                                                  ----------------    ----------------

Stockholders' Equity:
    Common stock, $0.001 par value, (authorized
     40,000,000 shares, issued 17,534,707 shares,
     outstanding 16,754,901 shares)                        17,535              12,344
    Additional paid-in-capital                         30,668,943          23,710,845
    Treasury stock - 779,806 shares, at cost             (993,891)         (1,146,638)
    Accumulated deficit                               (13,476,956)        (12,364,381)
                                                  ----------------    ----------------
    Total Stockholders' Equity                         16,215,631          10,212,170
                                                  ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    21,685,606     $    15,788,247
                                                  ================    ================

           See notes to unaudited consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                    Three Months Ended September 30,
                                                             2008                2007
                                                  ----------------    ----------------
REVENUES:
   Entertainment                                  $     2,078,799     $     2,130,630
   Hospitality                                            430,592             868,102
   Other                                                   24,422              14,534
                                                  ----------------    ----------------
TOTAL REVENUES                                          2,533,813           3,013,266
                                                  ----------------    ----------------

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation                511,809             703,030
    Rent and utilities                                    823,484             667,788
    Other direct operating costs                          961,189             823,092
    Depreciation and amortization                         235,939             168,058
    License expense                                        14,437              34,660
                                                  ----------------    ----------------
TOTAL COSTS AND EXPENSES                                2,546,858           2,396,628

                                                  ----------------    ----------------
GROSS MARGIN (LOSS)                                       (13,045)            616,638

GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and other compensation                       376,830             301,799
    Legal and accounting fees                              97,743             182,957
    Depreciation and amortization                          31,217              29,079
    Share-based compensation expense                       12,964              14,311
    Other general and administrative                      156,363             167,927
                                                  ----------------    ----------------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES             675,117             696,073

GAIN ON DISPOSAL OF ASSETS                                    ---              11,002

OPERATING INCOME (LOSS)                                  (688,162)            (68,433)

OTHER INCOME AND EXPENSES:
    Interest and investment income                         42,290              24,324
    Interest expense ($0 and $1,688 respectively
     to related parties)                                  (90,299)            (93,105)
                                                  ----------------    ----------------
TOTAL OTHER INCOME AND EXPENSES                           (48,009)            (68,781)

                                                  ----------------    ----------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME
 TAXES                                                   (736,171)           (137,214)

PROVISION FOR INCOME TAXES                                 22,911               4,132
                                                  ----------------    ----------------

NET INCOME (LOSS)                                        (759,082)           (141,346)

  OTHER COMPREHENSIVE INCOME                                  ---                 ---
                                                  ----------------    ----------------

NET COMPREHENSIVE INCOME (LOSS)                         ($759,082)          ($141,346)
                                                  ================    ================

           See notes to unaudited consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                    Three Months Ended September 30,
                                                             2008                2007
                                                  ----------------    ----------------
EARNINGS (LOSS) PER SHARE:
    Basic earnings (loss) per share                      ($ 0.045)           ($ 0.012)
                                                  ================    ================

    Diluted earnings (loss) per share                    ($ 0.045)           ($ 0.012)
                                                  ================    ================

Weighted average shares outstanding - basic            16,754,901          11,325,469
                                                  ================    ================

Weighted average shares outstanding - diluted          16,754,901          11,325,469
                                                  ================    ================

           See notes to unaudited consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                     Nine Months Ended September 30,
                                                             2008                2007
                                                  ----------------    ----------------
REVENUES:
   Entertainment                                  $     6,392,907     $     6,646,077
   Hospitality                                          2,073,476           3,486,253
   Other                                                   71,692              38,226
                                                  ----------------    ----------------
TOTAL REVENUES                                          8,538,075          10,170,556
                                                  ----------------    ----------------

DIRECT COSTS AND EXPENSES:
    Direct salaries and other compensation              1,866,017           2,277,071
    Rent and utilities                                  2,137,556           1,927,928
    Other direct operating costs                        2,932,098           2,546,373
    Depreciation and amortization                         667,213             482,593
    License expense                                        74,650              95,336
                                                  ----------------    ----------------
TOTAL COSTS AND EXPENSES                                7,677,534           7,329,301

                                                  ----------------    ----------------
GROSS MARGIN                                              860,541           2,841,255

GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and other compensation                     1,006,167             855,346
    Legal and accounting fees                             504,651             404,830
    Depreciation and amortization                          95,314              86,208
    Share-based compensation expense                       39,170              42,933
    Other general and administrative                      555,133             528,475
                                                  ----------------    ----------------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES           2,200,435           1,917,792

GAIN ON DISPOSAL OF FIXED ASSETS                          474,387              23,100

OPERATING INCOME (LOSS)                                  (865,507)            946,563

OTHER INCOME AND EXPENSES:
    Interest and investment income                         88,700              56,357
    Interest expense ($0 and $11,813 respectively
     to related parties)                                 (268,513)           (345,275)
    Other expense                                             ---              (4,398)
                                                  ----------------    ----------------
TOTAL OTHER INCOME AND EXPENSES                          (179,813)           (293,316)

                                                  ----------------    ----------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME
 TAXES                                                 (1,045,320)            653,247

PROVISION FOR INCOME TAXES                                 67,255              54,335
                                                  ----------------    ----------------

NET INCOME (LOSS)                                      (1,112,575)            598,912

OTHER COMPREHENSIVE INCOME                                    ---               4,713
                                                  ----------------    ----------------

NET COMPREHENSIVE INCOME (LOSS)                       ($1,112,575)    $       603,625
                                                  ================    ================

           See notes to unaudited consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                     Nine Months Ended September 30,
                                                             2008                2007
                                                  ----------------    ----------------
EARNINGS (LOSS) PER SHARE:
    Basic earnings (loss) per share                      ($ 0.074)    $         0.054
                                                  ================    ===============

    Diluted earnings (loss) per share                    ($ 0.074)    $         0.053
                                                  ================    ===============

Weighted average shares outstanding - basic            15,083,201          11,187,178
                                                  ================    ===============

Weighted average shares outstanding - diluted          15,083,201          11,345,558
                                                  ================    ===============

           See notes to unaudited consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                  ------------------------------------
                                                        2008                2007
                                                  ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              $    (1,112,575)    $       598,912
   Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating
    activities:
   Depreciation and amortization                          762,527             568,801
   Gain on sale of fixed assets                          (474,387)            (23,100)
   Bad debt allowance                                     (57,936)                ---
   Stock-based compensation expense                        39,170              42,933
   Increase (decrease) in cash flows as a result
    of changes in asset and liability account
    balances:
        Accounts receivable                               120,024             413,449
        Other assets                                      252,292             362,311
        Trade accounts payable                            (10,944)             20,031
        Accrued expenses and other current
         liabilities                                     (249,173)           (203,737)
                                                  ----------------    ----------------
NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                              (731,002)          1,779,600
                                                  ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (1,991,615)         (1,336,673)
   Purchase of goodwill and intangibles                (1,374,704)                ---
   Proceeds from the sale of property and
    equipment                                             250,000              29,252
   Proceeds from the sale of investments                      ---               3,741
   Proceeds from the collection of notes
    receivable                                            384,662               1,603
                                                  ----------------    ----------------
NET CASH (USED IN) PROVIDED BY INVESTING
 ACTIVITIES                                            (2,731,657)         (1,302,077)
                                                  ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable, legal settlements
    and capital leases                                   (303,433)         (1,223,066)
   Proceeds from sale of common stock                   7,000,000             476,560
   Proceeds from note payable                                 ---             401,958
   Proceeds from options exercised                         34,316              15,250
                                                  ----------------    ----------------
NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES                                             6,730,883            (329,298)
                                                  ----------------    ----------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            3,268,224             148,225

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,965,624           2,549,566
                                                  ----------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     5,233,848     $     2,697,791
                                                  ================    ================

            See notes to unaudited consolidated financial statements.

                             Littlefield Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                  ------------------------------------
                                                        2008                2007
                                                  ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

    Interest                                      $       268,513     $       331,460
                                                  ===============     ===============


    Income taxes                                  $        92,551     $        65,087
                                                  ===============     ===============


Non-cash transactions:


    Issuance of treasury stock under deferred
     compensation plan                            $        25,817     $        15,250
                                                  ===============     ===============

    Issuance of treasury stock under employee
     stock purchase plan                          $        16,734     $        31,256
                                                  ===============     ===============

    Purchase of acquisition assets in exchange for
     note payable                                 $       500,000     $           ---
                                                  ===============     ===============

            See notes to unaudited consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2008

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

The operating results for the nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

--------------------------------------------------------------------------------
NOTE 2 - PROPERTY AND EQUIPMENT.
--------------------------------------------------------------------------------
Property and equipment at September 30, 2008 and December 31, 2007, consists of the following:

                                                     September 30,        December 31,
                                                              2008                2007

       Land                                       $       740,467     $       740,467
       Buildings                                        3,395,498           3,404,348
       Leasehold improvements                           5,763,284           4,756,267
       Rental inventory and bingo equipment             2,093,596           1,989,605
       Equipment, furniture and fixtures                3,171,476           2,604,406
       Automobiles                                        385,144             468,626
                                                  ----------------    ----------------
                                                       15,549,465          13,963,719

       Less: Accumulated depreciation and
        amortization                                   (7,451,439)         (7,037,160)
                                                  ----------------    ----------------

       Property and equipment, net                $     8,098,026     $     6,926,559
                                                  ================    ================

Total depreciation expense, for owned and leased assets, charged to operations for the nine months ended September 30, 2008 and 2007, was approximately $739,000 and $546,700, respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2008

--------------------------------------------------------------------------------
NOTE 3 - GOODWILL & OTHER INTANGIBLE ASSETS.
--------------------------------------------------------------------------------

Goodwill at September 30, 2008 is as follows:

                                             Gross
                                            Carrying          Accumulated
                                             Amount           Amortization           Total
                                        ----------------    ----------------    ----------------
    Goodwill at December 31, 2007       $     6,704,375     $    (1,799,264)    $     4,905,111
    Goodwill acquired during period           1,638,618                 ---           1,638,618
    Goodwill disposed of during period          (42,368)                ---             (42,368)
                                        ----------------    ----------------    ----------------
    Goodwill at September 30, 2008      $     8,300,625     $    (1,799,264)    $     6,501,361
                                        ================    ================    ================

                                         Entertainment        Hospitality            Total
                                        ----------------    ----------------    ----------------
    Balance at December 31, 2007        $     4,533,727     $       371,384     $     4,905,111
    Goodwill acquired during the year         1,638,618                 ---           1,638,618
    Goodwill disposed of during period              ---             (42,368)            (42,368)
                                        ----------------    ----------------    ----------------
    Balance at September 30, 2008       $     6,172,345     $       329,016     $     6,501,361
                                        ================    ================    ================


Intangible assets at September 30, 2008 consists of the following:

                                            Gross
                                           Carrying           Accumulated
                                            Amount            Amortization           Total
                                        ---------------     ----------------    ---------------
    Intangible Assets with Indefinite
     Lives:
    Bingo licenses at December 31, 2007 $       694,719             (51,974)    $       642,745
    Licenses acquired during the period         186,620                                 186,620
                                        ---------------     ----------------    ---------------
    Bingo licenses at September 30, 2008$       881,339             (51,974)    $       829,365

    Intangible Assets with Finite Lives:
    Covenants not to compete at December
     31, 2007                           $       297,500            (241,039)    $        56,461
    Change in covenants not to compete           50,000             (23,502)             26,498
                                        ---------------     ----------------    ---------------
    Covenants not to compete at
     September 30, 2008                 $       347,500            (264,541)             82,959
    Intangible Assets, Net of
     Accumulated Amortization                                                   $       912,324
                                                                                ===============

Amortization expense charged to operations for the nine months ended September 30, 2008 and 2007, was approximately $23,500 and $22,100, respectively.

--------------------------------------------------------------------------------
NOTE 4 - SHAREHOLDERS' EQUITY.
--------------------------------------------------------------------------------

At September 30, 2008 the Company holds 779,806 treasury shares at an average purchase cost of $1.27. In March 2008, the Company sold, at a ten percent (10%) premium, 5,190,568 shares of its common stock to an institutional investor for $7,000,000.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2008

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

The Company recorded approximately $39,200 and $42,900 in compensation expense in the nine month periods ended September 30, 2008 and 2007, respectively, related to options issued under its stock-based incentive compensation plans. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. There were no options issued in the nine month periods ended September 30, 2008 and 2007.

--------------------------------------------------------------------------------
NOTE 6 - EARNINGS PER SHARE.
--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings per share is as follows:

Nine months ended September 30,     2008                2008                2007                2007
------------------------------     Basic              Diluted              Basic              Diluted
                              ----------------    ----------------    ---------------     ---------------
Numerator:
----------
    Net income (loss)         $    (1,112,575)    $    (1,112,575)    $       598,912     $       598,912
                              ================    ================    ===============     ===============
Denominator:
------------
    Weighted average shares
     outstanding                   15,083,201          15,083,201          11,187,178          11,187,178
    Effect of dilutive
     securities:
    Stock options and warrants            ---                 ---                 ---             158,380
                              ----------------    ----------------    ---------------     ---------------
    Weighted average shares
     outstanding                   15,083,201          15,083,201          11,187,178          11,345,558
                              ================    ================    ===============     ===============
Earnings (loss) per share     $        (0.074)    $        (0.074)    $         0.054     $         0.053
                              ================    ================    ===============     ===============

Stock options to acquire 217,136 and 168,683 shares for the nine months ended September 30, 2008 and 2007, respectively were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2008

--------------------------------------------------------------------------------
NOTE 7 - ACCOUNTING FOR STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

The Company applies FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share Based Payment, using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods recorded in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock options. At September 30, 2008, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,600,000 common shares, as adjusted for the 20% stock dividend in 2006, over ten years from the date of each plan's approval. In addition, the plans allow for additional increases of 15% of the then outstanding shares each year through 2008.

Transactions under the stock option plans are summarized below. At September 30, 2008, a total of 445,410 options were outstanding under these plans.

                                     Employee Stock Plans
                              -----------------------------------
                                                   Weighted
                                                    Average
                                  Options       Exercise Price
                              -----------------------------------
Outstanding at 12/31/07               617,910      $         0.74
Granted                                   ---                 ---
Exercised                             (67,500)               0.51
Forfeited                            (105,000)               1.78
                              ---------------      --------------
Outstanding at 09/30/08               445,410      $         0.53
                              ===============      ==============

No options were issued during 2008.

Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2008 was $43,835. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $18,100 as of September 30, 2008, related to approximately 73,500 shares with a per share weighted average fair value of $0.48. We anticipate this expense to be recognized over a weighted average period of approximately 0.25 years.

The  following  table  summarizes   information  about  options  outstanding  at
September 30, 2008 under the stock option plans adjusted for the 2006 stock dividend:

                                      Options Outstanding                  Options Exercisable
                         ---------------------------------------------------------------------------
                                         Weighted Avg.
                                           Remaining
            Range of         Number      Contractual    Weighted Avg.     Number      Weighted Avg.
         Exercise Prices   Outstanding        Life     Exercise Price   Exercisable  Exercise Price
        --------------------------------------------------------------------------------------------
   2008:  $1.26 - $1.87           16,500   7.6 years        $1.32              16,500     $1.32
          $0.00 - $1.25          428,910   6.0 years        $0.50             355,410     $0.50
                         ---------------                              ---------------
                                 445,410   6.1 years        $0.53             371,910     $0.54
           Aggregate
        intrinsic value         $172,716                                     $144,051

The weighted average remaining contractual life of options exercisable as of September 30, 2008 was 6.0 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2008

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

The components of comprehensive income for the nine months ended September 30, 2008 and 2007 are as follows:

                                                  2008                 2007
                                             ---------------     ---------------
    Net income (loss)                        $   (1,112,575)     $       598,912

    Other comprehensive income

      Reclassification adjustment
      for loss included in net income
                                                        ---                4,713
                                             ---------------     ---------------
                                                        ---                4,713
                                             ---------------     ---------------

    Total comprehensive income (loss)        $   (1,112,575)     $       603,625
                                             ===============     ===============


--------------------------------------------------------------------------------
NOTE 9 - INCOME TAXES.
--------------------------------------------------------------------------------

The Company recorded approximately $67,300 and $54,300 of state income tax expense, respectively, for the nine months ended September 30, 2008 and 2007. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $6,700,000 at December 31, 2007, and begin expiring in the year 2015.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2008

--------------------------------------------------------------------------------
NOTE 10 - RELATED PARTY TRANSACTIONS.
--------------------------------------------------------------------------------

In 2002, the President was awarded a $300,000 bonus. In August 2007, the Board of Directors approved and payment was made to the President and CEO for the accrued bonus and accrued interest thereon. The Company accrued $11,813 in interest in 2007 on this liability.

During 2006, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $18,000 and $18,000 of deferred compensation in the nine months ended September 30, 2008 and 2007, respectively.

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

The Company is obligated to make payments over approximately the next three years in settlement of litigation that was concluded in prior periods. At September 30, 2008, the carrying value of these obligations was $443,658. The Company is current in all its settlement payment obligations.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case
No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

In this case, Littlefield initially sought recovery from Philip Furtney ["Furtney"] for fraud, negligent misrepresentations, and breach of guaranty. This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney - Pondella Hall for Hire, Inc., and 800438 Ontario. Several months after the acquisition of the three centers, the Florida Attorney General obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and brought a civil proceeding for racketeering against the same two subsidiaries and American Bingo based upon the same allegations. The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers. Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo. In fact, the agreements related to the sales specifically and falsely stated that there were not any ongoing governmental investigations. American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement. The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico, avoided service of the Complaint and would not permit his United States attorney to accept service of the Complaint. Littlefield was successful in finally serving Furtney when he was in the United States in 2005, to attend related litigation.

Furtney passed away in September 2007, several months before the scheduled trial date. In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the defendant's estate as the defendant and continue to pursue the claim to judgment. Furtney's estate has now been substituted as the defendant and Littlefield intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers from Furtney's estate, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation. Littlefield is now awaiting a trial date which has been delayed by the Estate's decision to change trial counsel. The Estate's new counsel has now entered an appearance and we expect that the Court will schedule a Case Management Conference in the near future, at which time a new trial date will be set.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2008

--------------------------------------------------------------------------------
NOTE 11 - COMMITMENTS AND CONTINGENCIES.
--------------------------------------------------------------------------------

In South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., and Gamecock Promotions, Inc., 05-ALJ-17-0413-CC,

The South Carolina Department of Revenue issued an administrative bingo violation against the above referenced parties alleging that the Company has an unlawful number of bingo promoter licenses. The Department of Revenue seeks to revoke all bingo promoter licenses held by the Company's South Carolina subsidiaries and seeks a $5,000 penalty. The Department of Revenue is seeking to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company. The Department of Revenue's theory is that the three South Carolina subsidiaries are sham corporations and that, as a matter of law, the Company should be deemed the holder of the 12 promoter licenses at issue. South Carolina law provides that a promoter may only have 5 licenses. The Company moved for summary judgment and it was denied. However, certain originally named charities were dismissed from the lawsuit. The case was stayed until co-counsel returned from active military duty, which occurred at the end of June 2008.

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

Cause No. 8285-D; West Texas Bingo, Inc v. Rodger Hiatt, in the 350th Judicial District Court of Taylor County, Texas.

In this case, the Company is plaintiff. The Company filed suit against the Defendant alleging the Defendant interfered with the Company's bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendant asserted counterclaims against the Company alleging that the Company's claims were harassing and constituted intentional infliction of emotional distress. Defendant's claims were dismissed by the Court via summary judgment in June 2008, and there are currently no pending claims being asserted by Defendant against West Texas Bingo, Inc. or Littlefield Corporation. The lawsuit is ongoing and the parties are currently engaged in discovery. The matter has not been set for trial, nor have the parties scheduled a pre-trial mediation.

Cause No.24, 182-B; West Texas Bingo, Inc. v. Janie Wall, in the 104th Judicial District Court of Taylor County, Texas.

In this case, the Company is plaintiff. The Company filed suit against the Defendant alleging the Defendant interfered with the Company's bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendant asserted counterclaims against the Company alleging that the Company's claims were harassing and constituted intentional infliction of emotional distress. Defendant's claims were dismissed by the Court via summary judgment in June 2008, and there are currently no pending claims being asserted by Defendant against West Texas Bingo, Inc. or Littlefield Corporation. Although there are pending claims being asserted by Defendant, Defendant recently moved the Court for leave to assert additional claims against Littlefield Corporation and its CEO; the Court has not yet ruled upon Defendant's request. The lawsuit is ongoing and the parties are currently engaged in discovery. The matter has not been set for trial, nor have the parties scheduled a pre-trial mediation.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2008

--------------------------------------------------------------------------------
NOTE 12 - SALE AND ACQUISITION OF BUSINESSES.
--------------------------------------------------------------------------------

On April 15, 2008, the Company sold the assets of its custom catering business unit reflecting the Company's focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The asset sale resulted in a gain on sale of $474,387 resulting from a $650,000 sales price less $175,613 of disposed assets, at net book value.

The assets of the catering business unit were sold for $650,000 with payment consisting of $250,000 in cash and a three year $400,000 note receivable at seven percent (7%). During the third quarter of 2008, the note was paid in full less a discount of $22,000 granted for the early payoff of the note.

The amounts of sales, gross profit and gross profit on a basic per share basis of the catering business unit included in the third quarter and nine months to date of 2008 compared to the comparable prior year periods are as follows:

                                                                            2008                2007
                                                                      Nine months year    Nine months year
                            Q308            Q307         Change            to date             to date           Change
                         ----------     ------------   -----------    ----------------    ----------------    ------------
Revenue                  $      ---     $   396,745    $ (396,745)    $       497,039     $     1,673,549     $(1,176,510)
Gross profit             $      ---       ($106,918)   $ (106,918)    $       (33,263)    $       (56,983)    $    23,720
Gross profit per share   $     0.00     $    ( 0.01)                  $        ( 0.00)    $        ( 0.01)

On July 14, 2008, the Company, through a wholly-owned South Carolina subsidiary, Columbia One Corp. entered into an asset purchase agreement with Kokomos Inc., a South Carolina corporation, and its sole owner, acquiring all of the assets of six (6) bingo halls located in Greer (2), Columbia (3) and Goose Creek (1) South Carolina. The assets were purchased for $1.8 million, consisting of $750,000 in cash paid at closing and a promissory note for $1,050,000, secured by the assets being purchased. The original agreement allowed for the purchase price to be reduced by $300,000 to $1.5 million if a single, lump sum payment of $750,000 was made on or before September 30, 2008, in full satisfaction of the promissory note. On September 26, 2008 the Company paid an additional $250,000 on the note and amended the agreement to allow for the reduction in purchase price to $1.5 million if $500,000 is paid on the note by January 6, 2009. The promissory note bears interest of 6% per annum, matures October 1, 2013 and is payable in quarterly installments commencing on January 1, 2009.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2008

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

A summary of the segment financial information, separating the catering business unit sold at the beginning of the second quarter, reported to the CODM for the nine months ended September 30, 2008 and 2007, is as follows:

September 30, 2008
------------------
                                        Entertainment    Hospitality      Catering     Adjustment    Consolidated
                                        -------------    -----------    ----------   ------------   -------------
Revenue                                    $6,393,000     $1,576,000      $497,000        $72,000      $8,538,000
Depreciation and Amortization                 476,000        180,000        12,000         95,000         763,000
Segment profit (loss)                       1,164,000      (342,000)      (33,000)    (1,902,000)     (1,113,000)
Segment Assets                             33,014,000        919,000                 (12,247,000)      21,686,000

September 30, 2007
------------------
                                        Entertainment    Hospitality      Catering     Adjustment    Consolidated
                                        -------------    -----------    ----------   ------------   -------------
Revenue                                    $6,646,000     $1,813,000    $1,673,000        $39,000     $10,171,000
Depreciation and Amortization                 305,000        147,000        31,000         86,000         569,000
Segment profit (loss)                       3,118,000      (257,000)      (57,000)    (2,206,000)         598,000
Segment Assets                             27,552,000      1,487,000                 (12,856,000)      16,183,000

The Adjustments generally represent other corporate expenses and revenue, other income, depreciation and amortization related to corporate assets, corporate gains and losses on disposition of assets, inter-company eliminations and corporate capital expenditures to reconcile segment balances to consolidated balances.

A summary of items included in the "Adjustment" follows:

                                            2008            2007
                                        ------------    ------------
  Gross profit - other revenue          $     72,000    $     37,000
  General and administrative expense      (2,201,000)     (1,919,000)
  Gain on disposal of assets                 474,000          23,000
  Other income and expenses                 (180,000)       (293,000)
  Provision for income taxes                 (67,000)        (54,000)
                                        ------------    ------------
  Total "Adjustment"                    $ (1,902,000)   $ (2,206,000)
                                        ============    ============

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2008

--------------------------------------------------------------------------------
NOTE 14 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.
--------------------------------------------------------------------------------

Recent Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position ("FSP") FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and
Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the requirements of FSP No. FAS 142-3 and have not yet determined the impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company reported nine months year-to-date 2008 adjusted revenue declined 5% from the comparable prior year period. Adjusted revenue removes year-to-date revenue related to the Company's catering business which was sold during the second quarter of 2008. During the third quarter, revenue was affected by two hurricanes and the national economic crisis which lowered attendance levels at halls particularly in South Carolina and offset the contribution of new halls acquired in January and July of this year. The Company operated at above breakeven excluding the significant unfavorable impact on earnings of renovations, re-openings and the start-up of new halls in Texas and ongoing legal expenses. The halls we acquired in July and their historical financial performance are described in greater detail in the Reports on Form 8-K and 8-K/A filed with the SEC on July 14, 2008 and September 26, 2008.

Results in the first nine months of 2008 include the effect of approximately $1,504,000 of notable items: $1,426,000 from the effects of renovations, re-openings and start-ups of new halls at several halls in Texas, $493,000 of legal and acquisition related expenses and $39,000 for non cash expenses for compensation expense related to stock options which were partially offset by a $454,000 net gain on sale of catering business unit assets after direct expenses. The Company has underway a broad program of renovations, re-openings and start-ups of new halls affecting nine locations within the Company's portfolio of 41 bingo centers including Pensacola, Florida, and San Angelo, Abilene, Odessa, El Paso, McAllen and Corpus Christi, Texas. The Company announced plans to open additional halls in McAllen and El Paso, Texas, later in the year. The San Angelo bingo hall opened during the first quarter while the Corpus Christi bingo hall opened in May of the second quarter of 2008. The legal expenses were mainly related to our expansion plans and operations in South
Carolina, Texas legal items, our completed Florida acquisition and our litigation with Furtney seeking recovery of prior settlements and other damages.

Results in the first nine months of 2007 included approximately $329,000 of notable items: $313,000 from legal expenses related to South Carolina, Texas and our attempt to expand into Arkansas, and $43,000 for non cash expenses for compensation expense related to stock options offset by $27,000 related to start-up activities.

The Company has also increased the level of capital spending associated with the implementation of its entertainment destination strategy which encompasses bettering the infrastructure, interior environment, amenities and activities of the bingo centers in the Company's portfolio.

Revenues

The following table sets forth the Company's revenues by segment for the nine months ended September 30, 2008 and 2007, adjusted for the sale of the catering business unit at the beginning of the second quarter:

                          2008         2007       $ Change     % Change
                       ----------  ------------  -----------   --------
Total Revenues         $8,538,000  $ 10,171,000  $(1,633,000)    (16%)
Less: Catering            497,000     1,673,000   (1,176,000)    (61%)
Adjusted revenue        8,041,000     8,498,000     (457,000)     (5%)
Entertainment           6,393,000     6,647,000     (254,000)     (4%)
   Texas                3,858,000     4,112,000     (254,000)     (6%)
   South Carolina       1,232,000     1,415,000     (183,000)    (13%)
   Alabama / Florida    1,303,000     1,120,000      183,000      16%
Hospitality             1,576,000     1,813,000     (237,000)    (13%)
Other                    $ 72,000  $     38,000  $    34,000      NM

During the first nine months of 2008, total adjusted revenues for the Company decreased 5% from 2007 with both Entertainment and Hospitality segments contributing to the decline in revenue. Entertainment revenue decreased 4% with Texas being the most significant contributor mainly as a result of the effect on revenue of hall renovations and re-openings totaling $364,000. Absent the effects of the strategic investments to strengthen its long-term position in certain markets by renovating then reopening and merging certain halls in Texas, the underlying performance of the Texas portfolio was up approximately 4% from the prior year. The Entertainment segment accounted for 79% of total adjusted revenues compared with 78% of total adjusted revenues in 2007. By state, Entertainment revenues for Texas, South Carolina and Alabama / Florida were 60%, 19% and 21% of total Entertainment revenue respectively compared to 62%, 21% and 17% in 2007. The increase in Alabama / Florida mainly represented the purchase of a new Florida hall in January 2008. Hospitality revenue decreased 13% from the prior year reflecting lower event activity. Hospitality accounted for 20% of total adjusted revenues in 2008, compared to 21% of total adjusted revenues in 2007. Other revenue includes other ancillary services and miscellaneous revenue not reported as segment revenue.

Gross profit and Costs and Expenses
-----------------------------------

The table below summarizes the Company's gross profit by segment for the nine months ended September 30, 2008 and 2007, adjusted for the sale of the catering business unit at the beginning of the second quarter:

                          2008         2007       $ Change     % Change
                       ----------  ------------  -----------   --------
Total Gross Profit     $  861,000  $  2,841,000  $(1,980,000)    (70%)
Less: Catering gross
profit (loss)             (33,000)      (57,000)      24,000      NM
Adjusted gross profit     894,000     2,898,000   (2,004,000)    (69%)
Entertainment           1,164,000     3,118,000   (1,954,000)    (63%)
Hospitality              (342,000)     (257,000)     (85,000)    (33%)
Other                  $   72,000  $     37,000  $    35,000      NM

The decrease in adjusted  gross profit was mainly  attributed to the effects of:
(1) renovations and openings at several halls in Texas in the amount of $1,426,000, (2) higher Texas administrative expenses added to manage the new bingo centers and renovation activity of $184,000, (3) increased legal and acquisition matters of $180,000 and (4) lower hospitality revenue.

The nine month year-to-date direct costs and expenses for 2008 and 2007, adjusted for the sale of the catering business, are set forth in the following table:

                          2008         2007
                       Nine months  Nine months
                      year to date year to date   $ Change     % Change
                       ----------  ------------  -----------   --------

Adjusted Revenue       $8,041,000  $  8,498,000  $  (457,000)     (5%)

Adjusted direct costs
 and expenses
Direct salaries and
 other compensation     1,565,000     1,394,000      171,000      12%
Rent and utilities      2,101,000     1,846,000      255,000      14%
Other direct operating
 costs                  2,752,000     1,823,000      929,000      51%
Depreciation and
 amortization             655,000       452,000      203,000      45%
License expense            74,000        85,000      (11,000)      5%
                       ----------  ------------  -----------   --------
Total adjusted costs
 and expenses           7,147,000     5,600,000    1,547,000      28%

Adjusted Gross profit  $  894,000  $  2,898,000  $(2,004,000)    (69%)


Adjusted cost of services increased 28% over the comparable nine-month prior year period mainly as a result of the costs associated with renovations, re-openings and start-ups of new bingo centers. This, in conjunction with lower revenues, resulted in a decline of gross profit percent (gross profit as a percent of sales) to 11% from 34% in 2007.

Direct salaries and other compensation were 12% above the prior year. The increase mainly represented increased staffing, travel and other expenses related to the renovations and start-ups of bingo centers.

Rent and utilities in 2008 were up approximately 14% over 2007, which largely reflected the addition of our new halls in Florida and Corpus Christi and El Paso Texas. In 2008 and 2007, we did not recognize lease costs on a straight-line basis as provided in SFAS 13, paragraph 15 and FTB 85-3. Instead, lease costs were recognized based on payments made or accrued during each month. If the Company had recognized lease expense on a straight-line basis in 2008 and 2007, total lease costs would not have materially changed the Company's financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses. Generally, the Company's leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2008 were up 51% over the prior year, mainly due to costs such as advertising, promotions and development expenses of the new halls and re-opening after major renovations. The provision for doubtful accounts was reduced as a result of the payment of a settlement reached with certain customers.

Depreciation and amortization expense totaled approximately $750,000 ($655,000 Cost of Services plus $95,000 G&A) in 2008 versus $538,000 in the prior year. The increase was mainly attributed to capital spending on new halls, renovations and implementation of the Company's entertainment destination strategy.

General and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation totaled approximately $1,553,000 in 2008, compared to approximately $1,476,000 in 2007, an increase of about $77,000. The increase mainly related to planned staff, compensation and travel related increases.

Other income and expense was a net expense of approximately $180,000 for 2008, compared to approximately $293,000 in 2007. The difference mainly stems from lower interest expense from the refinancing of legal settlements and certain notes payable during 2007 and higher interest income on higher average cash and cash equivalent balances.

Our income tax expense for 2008 was approximately $67,000 compared to $54,000 in 2007, all of which is related to the expected effective tax rate for state income taxes. As of December 31, 2007, the Company had a net operating loss available for carryover on its federal income taxes of approximately $6,700,000.

Net Income (Loss)
-----------------

During the first nine months of 2008, we realized a net loss of approximately $1,113,000; $(0.07) per basic share and $(0.07) per fully diluted share. Net income for the first nine months of 2007 was approximately $599,000; $0.05 per basic share and $0.05 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 15,083,201 in 2008 compared to 11,187,178 in 2007. The increase in shares outstanding mainly represents the sale of 5,190,568 shares of common stock on March 27, 2008.

Adjusted for the noted items above, the adjusted net income during the first nine months of 2008 was approximately $392,000 and basic earnings per share were $0.03 per share in 2008 versus an adjusted net income of $932,000 and basic earnings per share of $0.08 last year.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at September 30, 2008, totaled approximately $5,234,000 and represented 24% of total assets of approximately $21,686,000. Current assets totaled approximately $5,960,000. Current liabilities totaled approximately $1,954,000 and include amounts expected to be paid for early payoff of the South Carolina acquisition note during the first quarter of 2009. Working capital was approximately $4,006,000 with a current ratio of 3.1 to 1 compared to approximately 1.8 to 1 in December 2007.

Cash used by operating activities for the nine months ended September 30, 2008 totaled approximately $731,000 compared to cash provided of $1,780,000 during 2007. Cash flows from operating activities in 2008 were decreased by a net loss of approximately $1,113,000, the gain on sale of the catering business of approximately $474,000 and provided by non-cash depreciation expense of approximately $763,000, stock based compensation of approximately $39,000 and by other net changes in asset and liability accounts of approximately $54,000.

Net cash used in investing activities totaled approximately $2,732,000 for capital expenditures mainly for bingo hall renovations, leasehold improvements, the acquisition of halls in Florida and South Carolina and additional licenses during the nine months ended September 30, 2008. This compared to net cash used in investing activities of approximately $1,302,000 in 2007 mainly for the purchase of capital assets.

Cash provided by financing activities in 2008 totaled approximately $6,731,000, compared to net cash used in financing activities in 2007 of approximately $329,000. During the first nine months of 2008, approximately $7,000,000 of cash proceeds were obtained through the sale of common stock, approximately $34,000 was provided by exercised options and $303,000 was used for the payment of notes payable and legal settlement obligations. In 2007, approximately $477,000 of financing was obtained from the sale of common stock, exercise of stock options of $15,000 and $402,000 from notes payable and $1,223,000 was used for the payment of notes payable and legal settlements.

At September 30, 2008, we had approximately $21,686,000 in total assets with total liabilities of approximately $5,470,000 and approximately $16,216,000 of shareholders' equity. Total assets include approximately $5,234,000 in cash, $428,000 of net accounts receivable, other current assets of $298,000, $8,098,000 of net property and equipment, $7,414,000 of intangible assets and $214,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $221,000 and notes payable obligations of approximately $3,986,000, legal settlement obligations of $444,000 and accrued liabilities of $753,000 and related-party liabilities of $66,000.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments. There were no significant investments in marketable securities at September 30, 2008 or 2007. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position ("FSP") FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 , which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact on our consolidated financial statements.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                        November 14, 2008

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