Form 10-K
period 2008-12-31
LITTLEFIELD CORP
filed 2009-03-31
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008          Commission File No. 0-24805

                             LITTLEFIELD CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                    74-2723809
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                               2501 N. Lamar Blvd.
                               Austin, Texas 78701
                    (Address of principal executive offices)
                   Registrant's telephone number: 512-476-5141

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

        Securities to be registered pursuant to Section 12(g) of the Act:
                                  Common Stock

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer ", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [ ]
                          Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on March 4, 2009, was $2,150,986 based upon the last sales price reported for such date on the OTC Bulletin Board.

     At the close of business on March 4, 2009 registrant had outstanding 16,754,901 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 20, 2009 (the "Proxy Statement").

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

                                     PART I
                                     ------

ITEM I: BUSINESS
----------------

Littlefield Corporation develops, owns and operates charitable bingo halls, and owns and operates an event rental company. In our Entertainment division, we operate 37 charitable bingo halls in Texas, Alabama, Florida and South Carolina. We also own and operate Littlefield Hospitality in Austin, Texas. The Hospitality division consists of Premiere Tents and Events, a party and tent rental company. We were incorporated in Delaware in 1994.


CURRENT YEAR EVENTS:

During 2008, the Company devoted time and resources related to the growth and expansion into targeted geographic areas and continued efforts to resolve certain legal matters.

The Company operated at approximately breakeven excluding the significant unfavorable impact on earnings of fourth quarter charges associated with a write-down of the carrying value of goodwill and other assets in addition to certain contract termination costs, renovations, re-openings and the start-up of new halls in Texas, stock-based compensation and ongoing legal expenses. In light of actual financial performance, changed economic conditions and certain specific underperforming bingo hall closures the Company wrote-down the carrying value of goodwill and other assets. In addition the Company recorded certain contract termination costs associated with certain underperforming bingo hall closures.

Growth and expansion

During 2008, nine (9) Texas halls were affected by re-openings (Abilene - 2), mergers (Odessa - 2) or start-ups (San Angelo - 2, Corpus Christi - 1, El Paso -1 and McAllen -1). These activities had a measurable unfavorable impact on earnings of $1,811,000. As a result of the national economic downturn, start-ups in El Paso and McAllen, Texas were suspended.

In December 2007, the Company had announced it executed a definitive agreement to acquire a Florida bingo hall. The acquisition of the bingo hall in Pensacola, Florida was completed with an effective date of January 1, 2008.

In March 2008, the Company completed a private placement of 5,190,568 shares of common stock for $7,000,000.

In April 2008, the Company sold its catering unit to strategically focus on its Entertainment segment and recorded a gain on the sale of approximately $474,000.

In July 2008, we completed the acquisition of 6 halls in South Carolina for $1,800,000; this amount was reduced to $1,500,000 when the note was paid in full in January 2009. The anticipated early payoff of $500,000 is shown as a current liability as of December 31, 2008.

Asset impairments and contract termination costs

As a result of its annual asset impairment review the Company wrote-down goodwill and certain assets and recorded contract termination costs associated with hall closures; these special charges totaled approximately $2,390,000.

Legal matters

Also during 2008, the Company continued efforts to resolve certain legal matters:

The Company resolved a Notice of Opportunity to Show Compliance ("Notice") from the Texas Lottery Commission's Charitable Bingo Division ("Division"). The Company vigorously defended itself and the Division sent two separate letters one to Texas Charities, Inc. in connection with an "extension of credit issue" and one to Ambler Bingo, Inc. in connection with an "bingo equipment issue" indicating that no further administrative action would be taken.

Early in 2009 and largely through continuing efforts during 2008, the Company resolved two cases with the South Carolina Department of Revenue: South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., and Gamecock Promotions, Inc., 05-ALJ-17-0413-CC and Littlefield Corporation, Gamecock Promotions Inc., Palmetto Upstate Promotions Inc., and Midlands Promotions Inc. v. South Carolina Department of Revenue, 07-ALJ-17-623-CC. In these cases, the Department of Revenue sought to revoke all bingo promoter licenses held by the Company's South Carolina subsidiaries and sought a $5,000 penalty and the denial of six additional promoters licenses, related to the Company's planned South Carolina acquisition.

The Company and its subsidiaries vigorously defended the revocation proceeding and the right to hold the additional licenses for which the subsidiaries applied and asserted that Littlefield Corporation is not the holder of these promoter licenses, but rather that its lawfully formed subsidiaries are separate corporations that each hold a lawful number of the promoter licenses. A final agreement was reached within which the subsidiaries, without a fine or penalty, will continue as bingo promoters and for a period of two years the Company and its subsidiaries are to provide the Department with certain quarterly and annual information pertaining to its subsidiaries. In March 2009, both matters were dismissed, with prejudice by an Administrative Law Judge.

All of the legal matters are discussed more thoroughly in Item 3 - "Legal Proceedings" and in "Notes to Consolidated Financial Statements" of Item 8.


PRINCIPAL BUSINESS AND MARKETS

We currently have two distinct and separate business segments.

     1. "Littlefield Entertainment" owns and operates 37 charitable bingo halls. Of these 37 bingo halls, seventeen (17) are in Texas (Austin-1, Abilene-1, Amarillo-3, Corpus Christi-1, McAllen-3, Lubbock-3, Odessa-1, Midland-1, San Angelo-2 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1), sixteen (16) are in South Carolina (Charleston-5, Georgetown-1, Goose Creek-2, Walterboro-1, Conway-1, Aiken-1, Greer-2, Columbia metro-3) and one (1) is in Florida. The total segment comprised approximately 79% of our total revenues in 2008 versus 77% in 2007.

     2. "Littlefield Hospitality" consists of Austin Tents and Events which was acquired in November 2000 and Premiere Party Rental which was acquired in July of 2001. Austin Tents and Events and Premiere Party Rental were subsequently combined and are now called Premiere Tents and Events. Revenues in our Hospitality division comprised 20% of total revenues in 2008 compared to 22% in 2007. The Word of Mouth Custom Catering unit was sold in April 2008.


LITTLEFIELD ENTERTAINMENT. Our main business is the management of charitable bingo halls. We might be called a "commercial lessor", "charitable bingo lessor", "bingo conductor" or "bingo promoter" depending upon the jurisdiction in which we are operating.

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

     In 2008, we acquired a hall in Florida; during the first year the hall generated a return on investment of approximately 59%.

     In the past five years in Texas, we have purchased El Bingo Grande Bingo Hall, Bingo Idea, Bingo Barn and Strike It Rich in San Angelo. Of these, Bingo Idea and Bingo Barn were purchased with the knowledge that we would not attain these goals, as these were strategic purchases that allowed us to take advantage of our market presence. The El Bingo Grande Hall purchase has produced a cumulative 101% return since 2002. The returns were as follows: 2002 - a 6% return during the first five months, 2003 - 16%, 2004
     - 16%, 2005 - 15%, 2006 - 17%, 2007 - 17% and in 2008 a 15% return.

     In October 2005, we acquired the bingo operations of Strike It Rich Bingo in San Angelo, TX. This was an ongoing bingo hall, but one that was not operating at its potential. Since late 2005, additional investments totaling approximately $1 million have been made including adding another hall in the vicinity. San Angelo has produced a cumulative 53% return since late 2005 including these additional investments. In the three months of 2005 that we operated the hall, it generated a 5% return, 2006 - 44%, 2007
     - 29% and in 2008 a 19% return.

In  2008,  our  charitable  bingo  halls  raised  approximately   $3,900,000  in
charitable funding for those charities that operate in our bingo halls. We helped raise $340,000 for charities in South Carolina, $590,000 for charities in Alabama, $50,000 in Florida and $2,920,000 for charities in Texas. Since 2001 our company has helped raise over $28 million for charity.

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

Regulation: In 2008, we operated in Texas, Alabama, Florida and South Carolina, and each state regulates bingo operations differently.

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

In Florida, charitable bingo is authorized by the Florida Statutes. The local state attorney or county sheriff is the principal regulator of bingo.


LITTLEFIELD HOSPITALITY:

In the last quarter of 2000, we began a diversification of our businesses with the acquisition of Austin Tents and Events and with the purchase of Premiere Party Rental which combined are named Premier Tents and Events. In addition we purchased Word of Mouth Custom Catering in the summer of 2001, this unit was subsequently sold in April 2008. Over the last three years, Premiere Tents and Events had average revenue of approximately $2,500,000 per year and operated in the central Texas area in and around Austin, Texas. The unit engaged in the party rental business, and installation of tents for events, parties, weddings, festivals, etc. as well as a small amount of event planning.

Competition: The party rental, tent installation, and event coordination market is very fragmented, especially in the local Austin area. There are numerous party rental companies in the Austin area. The keys to success in the hospitality industry are to maintain quality-trained labor and to strive for consistency and excellence in customer service. The hospitality industry has a tradition of being fragmented and our combined acquisitions of Austin Tents and Events and Premiere Party Rental provide a competitive edge in the Austin marketplace.

Regulation: There is no special regulation for this type of business, other than normal business taxes (sales & use, Texas Alcohol and Beverage Commission, franchise, property, etc.) and employment issues. Permits are often needed for certain site locations. We comply with all regulatory issues.


EMPLOYEES:

As of the report date, we had approximately eighty (80) employees and six (6) directors, of which one is a full time employee. Of the current employment level, thirty five (35) are with Littlefield Entertainment, thirty-three (33) are with Littlefield Hospitality and twelve (12) are at corporate headquarters in Austin, Texas. Littlefield Entertainment consists of sixteen (16) full time employees and nineteen (19) part time employees. Littlefield Hospitality consists of thirty-two (32) full time employees and one part time employee.


ITEM IB - UNRESOLVED STAFF COMMENTS
-----------------------------------

None


ITEM 2 - PROPERTIES
-------------------

Our principal executive offices, which we own, are located at 2501 North Lamar Boulevard, Austin, Texas 78705. We lease space for the majority of our bingo operations in Texas, Alabama, South Carolina and Florida and in turn sublease the bingo centers to various charities. Some of our leases require real estate taxes, insurance, common area maintenance and repair expenses to be paid in addition to rent. We own three bingo centers. We believe the condition of our leased and owned properties is good. No single property, leased or owned, amounts to 10% or more of our total assets.

State                City                Location Purpose         Location Name                    Status
------               -----               ----------------         -------------                    ------
Alabama              Mobile              Bingo Hall               Bingo Haven                      Operating
                     Montgomery          Bingo Hall               Winners                          Operating
                     Montgomery          Bingo Hall               Good Times                       Operating
South Carolina       Charleston          (2) Bingo Halls (B&C)    Beacon                           Operating
                     Charleston          (2) Bingo Halls (B&C)    Lucky I                          Operating
                     Charleston          (1) Bingo Halls (C)      Shipwatch                        Operating
                     Columbia metro      (3) Bingo Halls          Mr. Bingo, American, Westside    Operating
                     Georgetown          Bingo Hall               By George! Bingo                 Operating
                     Greer               (2) Bingo Halls          Mr. Bingo                        Operating
                     Walterboro          Bingo Hall               Coverall Bingo                   Operating
                     Conway              Bingo Hall               Mill Pond Bingo                  Operating
                     Aiken               Bingo Hall               Tally Ho! Bingo                  Operating
                     Goose Creek         (2) Bingo Halls          Galley Hall, B&L                 Operating
Texas                Abilene             Bingo Hall               Ambler Bingo                     Operating
                     Amarillo            Bingo Hall               Hi-Plains Bingo                  Operating
                     Amarillo            Bingo Hall               Goldstar II Bingo                Operating
                     Amarillo            Bingo Hall               Grandview                        Operating
                     Austin              Corporate Headquarters   Corporate Hdqtrs                 Occupied
                     Austin              Bingo Hall               American Paradise                Operating
                     Corpus Christi      Bingo Hall               Crosstown Bingo                  Operating
                     Lubbock             Bingo Hall               Lucky Bingo                      Operating
                     Lubbock             Bingo Hall               Goldstar I Bingo                 Operating
                     Lubbock             Bingo Hall               Parkway Bingo                    Operating
                     McAllen             Bingo Hall               Americana I                      Operating
                     McAllen/San Juan    Bingo Hall               Triple City Bingo                Operating
                     McAllen             Bingo Hall               El Bingo Grande                  Operating
                     Midland             Bingo Hall               Bingo Barn                       Operating
                     Odessa              Bingo Hall               Strike It Rich                   Operating
                     Austin              Warehouse                Premiere Party Rental            Operating
                     San Antonio         Bingo Hall               Blanco Bingo                     Operating
                     San Angelo          Bingo Hall               Strike It Rich                   Operating
                     San Angelo          Bingo Hall               Let It Ride                      Operating
Florida              Pensacola           Bingo Hall               Town & Country                   Operating

In addition, the Company has three non-operating halls in Texas.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

The information required by this item is incorporated by reference to Note 13 to the Consolidated Financial Statements set forth on pages F-24 to F-26 hereof.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of the stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol "LTFD". The following table shows the range of reported high and low closing prices for our common stock for the periods indicated as reported on a daily basis by the OTC Bulletin Board.

       2008:             High    Low         2007:             High    Low
       -----             ----    ---         -----             ----    ---
       First Quarter     $1.50   $1.18       First Quarter     $1.22   $0.81
       Second Quarter    $1.18   $0.90       Second Quarter    $1.27   $1.01
       Third Quarter     $1.03   $0.75       Third Quarter     $1.40   $1.11
       Fourth Quarter    $0.98   $0.22       Fourth Quarter    $1.50   $1.26


Security Holders

As of March 4, 2009, our common stock was held by approximately 688 beneficial shareholders.

Dividends

We have not paid, and currently have no intention to pay, any cash dividends on our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

                                Number of securities to be    Weighted average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
        Plan Category               warrants and rights                rights                   future issuance
                                            (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
    approved by security
          holders                         445,410                       0.53                       1,496,474

 Equity compensation plans not
   not approved by security
           holders                          NA                           NA                            NA
            Total                         445,410                       0.53                       1,496,474

Forfeited options become available for future issuance under the Company's equity compensation plans.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo centers and other legal gaming operations, and completed an initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama, South Carolina and Florida and have two operating segments - Littlefield Entertainment and Littlefield Hospitality. We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

The statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to statements found in this "Management Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to the impact of government regulation and taxation, customer attendance, spending, competition, general economic conditions, and other risks and uncertainties as discussed in this Annual Report.

Results of Operations
---------------------

During 2008, the Company operated at approximately breakeven excluding the significant unfavorable impact on earnings of fourth quarter charges associated with a write-down of the carrying value of goodwill and other assets in addition to certain contract termination costs, renovations, re-openings and the start-up of new halls in Texas, stock-based compensation and ongoing legal expenses. The goodwill impairment stems from the Company's normal annual review of goodwill and other intangible assets in light of actual financial performance and changed economic conditions and certain specific underperforming bingo hall closures. The contract termination costs are associated with certain underperforming bingo hall closures.

Full year 2008 earnings include the effect of approximately $4,732,000 of notable items: a net gain of $441,000 from the sale and results of the catering business sold in April 2008, $2,390,000 from goodwill impairments and contract termination costs, $1,811,000 of expense from renovating, reopening and start-up of halls in Texas, $588,000 of legal expenses and $384,000 of non-cash expenses for stock-based compensation. The legal expenses mainly include costs from our expansion plans and operations in South Carolina, Florida and Texas and our litigation with Furtney seeking recovery of prior settlements and other damages.

Full year 2007 earnings included the effects of approximately $656,000 of notable items: $39,000 of catering unit gross profit, $217,000 of expense from renovating and reopening halls in Texas, $421,000 of legal expenses and $57,000 of non-cash expenses for stock-based compensation. The legal expenses mainly include costs from our expansion plans and operations in South Carolina, Florida, Arkansas and Texas, settlement of a frivolous claim in Texas and our litigation with Furtney seeking recovery of prior settlements and other damages.

Revenues
--------

The following table sets forth the Company's revenues by segment for the twelve months ended December 31, 2008 and 2007, adjusted for the sale of the catering business unit at the beginning of the second quarter of 2008:

                                      2008             2007          $ Change         % Change
                                --------------   --------------   --------------   --------------
       Total Revenues             $11,222,000      $13,429,000      $(2,207,000)        (16%)
       Less: Catering                 497,000        2,365,000       (1,868,000)        (79%)
       Adjusted revenue            10,725,000       11,064,000         (339,000)         (3%)
       Entertainment                8,494,000        8,526,000          (32,000)         (0%)
         Texas                      5,099,000        5,372,000         (273,000)         (5%)
         South Carolina             1,667,000        1,715,000          (48,000)         (3%)
         Alabama / Florida          1,728,000        1,439,000          289,000          20%
       Hospitality                  2,137,000        2,489,000         (352,000)        (14%)
       Other                      $    94,000      $    49,000      $    45,000           NM

During the twelve months of 2008, total adjusted revenues for the Company decreased 3% from 2007 with the decline attributed to the Hospitality segment. Entertainment revenue held steady with the prior year as acquisitions in South
Carolina and Florida offset the unfavorable effect on revenue of hall renovations and re-openings in Texas. Absent the effects of the strategic investments to strengthen the long-term position in certain markets by renovating then reopening and merging certain halls in Texas, the underlying performance of the Texas portfolio was stable. The Entertainment segment accounted for 79% of total adjusted revenues compared with 77% of total adjusted revenues in 2007. By state, Entertainment revenues for Texas, South Carolina and Alabama / Florida were 60%, 20% and 20% of total Entertainment revenue respectively compared to 60%, 19% and 21% in 2007. The increase in Alabama / Florida mainly represented the purchase of a new Florida hall in January 2008. Hospitality revenue decreased 14% from the prior year reflecting lower revenue from a major customer whose development project ended and lower event activity. Hospitality accounted for 20% of total adjusted revenues in 2008, compared to 22% of total adjusted revenues in 2007. Other revenue includes other ancillary services and miscellaneous revenue not reported as segment revenue.

Gross profit and Costs and Expenses
-----------------------------------

The table below summarizes the Company's gross profit by segment for the twelve months ended December 31, 2008 and 2007, adjusted for the sale of the catering business unit at the beginning of the second quarter 2008:

                                      2008             2007          $ Change         % Change
                                --------------   --------------   --------------   --------------
     Total Gross Profit            $1,132,000       $3,357,000      $(2,225,000)        (66%)
     Less: Catering gross
      profit (loss)                   (33,000)          39,000          (72,000)          NM
     Adjusted gross profit          1,165,000        3,318,000       (2,153,000)        (65%)
     Entertainment                  1,403,000        3,491,000       (2,088,000)        (60%)
     Hospitality                     (345,000)        (222,000)        (123,000)        (55%)
     Other                         $  107,000       $   49,000      $    58,000           NM

The decrease in adjusted gross profit was mainly attributed to the 2008 effects of: (1) renovations, re-openings and start-ups of several halls in Texas in the amount of $1,811,000, (2) additional staff and travel related expenses for these start-up activities and (3) lower hospitality revenue.

The year-to-date direct costs and expenses for 2008 and 2007, adjusted for the sale of the catering business, are set forth in the following table:

                                                2008             2007          $ Change         % Change
                                          --------------   --------------   --------------   --------------
     Adjusted Revenue                       $10,725,000      $11,064,000      $  (339,000)         (3%)

     Adjusted direct costs and expenses
     Direct salaries and other
      compensation                            2,131,000        1,925,000          206,000          11%
     Rent and utilities                       2,932,000        2,498,000          434,000          17%
     Other direct operating costs             3,523,000        2,599,000          924,000          36%
     Depreciation and amortization              894,000          634,000          260,000          41%
     License expense                             80,000           90,000          (10,000)        (11%)
                                          --------------   --------------   --------------   --------------
     Total adjusted costs and expenses        9,560,000        7,746,000        1,814,000          23%

     Adjusted Gross profit                  $ 1,165,000      $ 3,318,000      $(2,153,000)        (65%)


Adjusted cost of services increased 23% over the comparable twelve-month prior year period mainly as a result of the costs associated with renovations, re-openings and start-ups of new bingo centers and increased rent associated with the acquisition of seven halls; six in South Carolina and one in Florida and the start-up of new halls in Texas. This, in conjunction with lower revenues, resulted in a decline of gross profit percent (gross profit as a percent of sales) to 11% from 30% in 2007.

Direct salaries and other compensation were 11% above the prior year. The increase mainly represented increased staffing, travel and other expenses related to the renovations and start-ups of bingo halls.

Rent and utilities in 2008 were up approximately 17% over 2007, which largely reflected the addition of our new halls in South Carolina, Florida, Corpus Christi and El Paso Texas. In 2008 and 2007, we did not recognize lease costs on a straight-line basis as provided in SFAS 13, paragraph 15 and FTB 85-3. Instead, lease costs were recognized based on payments made or accrued during each month. If the Company had recognized lease expense on a straight-line basis in 2008 and 2007, total lease costs would not have materially changed the Company's financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses. Generally, the Company's leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2008 were up 36% over the prior year, mainly due to costs such as advertising, promotions and development expenses of the new halls and those re-opened after major renovations.

Depreciation and amortization expense totaled approximately $1,020,000 ($894,000 Cost of Services plus $126,000 G&A) versus $751,000 ($634,000 Cost of Services plus $117,000 G&A) in 2007. The increase was mainly attributed to capital spending on new halls and renovations.

General and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation totaled approximately $2,057,000 in 2008, compared to approximately $2,059,000 in 2007.

Other income and expense was a net expense of approximately $206,000 for 2008, compared to a net expense of approximately $347,000 in 2007. The difference mainly stems from lower interest expense from the refinancing of legal settlements and certain notes payable and lower interest rates.

Our income tax expense for 2008 was approximately $105,000 compared to $79,000 in 2007, all of which is related to the expected effective tax rate for state income taxes. The increase reflects a new higher margins tax in Texas. As of December 31, 2008, the Company had a net operating loss available for carryover on its federal income taxes of approximately $9,200,000.

Net Income (Loss)
-----------------

During 2008, we realized a net loss of approximately $4,252,000; ($0.27) per basic share and ($0.27) per fully diluted share. Net income for 2007 was approximately $300,000; $0.03 per basic share and $0.03 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 15,499,981 in 2008 compared to 11,228,255 in 2007. The increase in shares outstanding mainly represents the sale of 5,190,568 shares of common stock on March 27, 2008.

Full year 2008 earnings include the effect of approximately $4,732,000 of notable items: a net gain of $441,000 from the sale and results of the catering business sold in April 2008, $2,390,000 from goodwill impairments and contract termination costs, $1,811,000 of expense from renovating, reopening and start-up of halls in Texas, $588,000 of legal expenses and $384,000 of non-cash expenses for stock-based compensation, mainly related to terms of an employment agreement. The legal expenses mainly include costs from our expansion plans and operations in South Carolina, Florida and Texas and our litigation with Furtney seeking recovery of prior settlements and other damages.

Full year 2007 earnings included the effects of approximately $656,000 of notable items: $39,000 of catering unit gross profit, $217,000 of expense from renovating and reopening halls in Texas, $421,000 of legal expenses and $57,000 of non-cash expenses for stock-based compensation. The legal expenses mainly include costs from our expansion plans and operations in South Carolina, Florida, Arkansas and Texas, settlement of a frivolous claim in Texas and our litigation with Furtney seeking recovery of prior settlements and other damages.

Adjusted for the noted items above, the adjusted net income during the twelve months of 2008 was approximately $480,000 and basic earnings per share were $0.03 per share in 2008 versus an adjusted net income of $956,000 and basic earnings per share of $0.09 last year.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at December 31, 2008, totaled approximately $4,426,000 and represented 23% of total assets of approximately $19,526,000. Current assets totaled approximately $5,343,000 at December 31, 2008. Current liabilities totaled $3,076,000. Working capital was approximately $2,266,000 with a current ratio of 1.7 to 1.

The Company has notes and legal settlement payables coming due in the next twenty four months amounting to $1,013,000 in 2009 and $385,000 in 2010. The 2009 notes payable maturity includes $500,000 to payoff early the remaining amount payable on the purchase price of the South Carolina acquisition to realize a $300,000 discount on the purchase price. The amount was paid in early January 2009 and reduced the purchase price to $1.5 million.

Debt/Lease           12 Months      24 Months      36 Months      48 Months      60 Months
Schedule                  2009           2010           2011           2012           2013     Thereafter         Totals

Notes Payable      $   749,786    $   264,588    $ 2,079,014    $   544,308    $    46,325    $   232,280    $ 3,916,301
Legal
 Settlements       $   262,748    $   120,742            ---            ---            ---            ---    $   383,490
Operating
 Leases            $ 2,282,741    $ 2,142,294    $ 1,984,512    $ 1,423,910    $   968,795    $ 1,555,763    $10,358,015
                 -------------- -------------- -------------- -------------- -------------- -------------- --------------
Total
 Obligations       $ 3,295,275    $ 2,527,624    $ 4,063,526    $ 1,968,218    $ 1,015,120    $ 1,788,043    $14,657,806
                 ============== ============== ============== ============== ============== ============== ==============


Cash used by operating activities for 2008 totaled approximately $997,000 compared to cash provided of $1,920,000 during 2007. Cash flows from operating activities in 2008 were decreased by a net loss of approximately $4,252,000 and increased by non-cash depreciation expense of approximately $1,032,000, goodwill impairment and contract termination costs of $2,390,000 and stock-based compensation of approximately $385,000. In addition, cash flow from operations was reduced by the gain on disposals of $473,000 mainly from the sale of the catering unit and other net changes in asset and liability accounts of approximately $79,000. Cash flows provided by operating activities in 2007 were increased by net income of approximately $300,000, non-cash depreciation expense of approximately $792,000, stock-based compensation of approximately $57,000, and other net changes in asset and liability accounts of approximately $771,000 mainly from improved receivables management.

Net cash used in investing activities totaled approximately $3,144,000 for 2008, compared to net cash used in investing activities of approximately $1,718,000 for 2007. In 2008, cash was used in the amount of approximately $1,800,000 for acquisitions of which $500,000 was financed by a seller note payable, and $2,479,000 for the purchase of capital assets mainly related to the Company's renovations and start-ups and additional licenses purchased for future expansion; these expenditures were partially offset by $635,000 mainly from the sale of fixed assets, including the sale of the catering unit. In 2007, cash was used in the amount of approximately $1,648,000 for the purchase of capital assets mainly related to the Company's hall renovations. In 2007, the Company also purchased additional licenses for future expansion.

Cash provided by financing activities in 2008 totaled approximately $6,601,000, compared to net cash used in financing activities in 2007 of approximately $786,000. In 2008 approximately $7,000,000 was provided by the sale of stock and $34,000 from options exercised; this was partially offset by $433,000 of cash used for the payment of notes, related party and legal settlements payable. In 2007 approximately $1,739,000 of cash was used for the payment of notes, related party and legal settlements payable. This was partially offset by $953,000 of funding received by refinancing certain loans and proceeds from the sale of common stock and options exercised.

At December 31, 2008, we had approximately $19,526,000 in total assets with total liabilities of approximately $6,436,000 and approximately $13,090,000 of shareholders' equity. Total assets include approximately $4,426,000 in cash, $917,000 of other current assets and net account receivables, $7,978,000 of net property and equipment, $5,958,000 of intangible assets, and $247,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $316,000, and notes payable obligations of approximately $3,917,000, legal settlement obligations of $383,000 and accrued and related-party liabilities of $1,748,000 and $72,000, respectively.

In 2009, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in certain bingo operations. We also plan to use advantageous combinations of bank financing, seller financing, treasury stock, and cash on hand for new bingo hall acquisitions when favorable terms can be obtained.

Financial Risk Management

Off-Balance Sheet Arrangements. We have no off-balance sheet debt.

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments. There were no significant investments in marketable securities at December 31, 2008 or 2007. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations , and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the requirements of FSP FAS 142-3 and have not yet determined the impact on our consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Response to this item is included in "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Market Risk" above.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 to F-29 hereof.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

There are no disagreements with accountants on accounting and financial disclosure.


ITEM 9A - CONTROLS AND PROCEDURES
---------------------------------

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

Based upon their evaluation, our management including the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15 d - 15(e) under the Securities Exchange Act) are effective, as of the end of the period covered by this report on Form 10-K, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Management assessed our internal control over financial reporting as of December 31, 2008, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission's Guidance Regarding Management's Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management's assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 9B - OTHER INFORMATION
---------------------------

None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 20, 2009, which proxy statement will be filed with the Securities and Exchange Commission no later than April 24, 2009, is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 20, 2009, which proxy statement will be filed with the Securities and Exchange Commission no later than April 24, 2009, is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 20, 2009, which proxy statement will be filed with the Securities and Exchange Commission no later than April 24, 2009, is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
----------------------------------------------------------------------
INDEPENDENCE
------------

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 20, 2009, which proxy statement will be filed with the Securities and Exchange Commission no later than April 24, 2009, is incorporated herein by reference.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Audit Fees
The aggregate fees billed to the Company by Padgett Stratemann & Co. LLP for the audit of Littlefield Corporation and Subsidiaries' annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2008 and 2007 totaled $68,000 and $60,000 respectively. In addition, $39,335 was incurred in 2008 for other services mainly in conjunction with acquisition related activity. In 2007, $9,775 was incurred for other services.

Tax Fees
The aggregate fees billed to the Company by Padgett Stratemann & Co. LLP for services rendered to the Company during the fiscal years ended December 31, 2008 and 2007 for tax compliance, tax research or tax planning was $44,395 and $30,393 respectively.

It is the audit committee's policy to pre-approve all services provided by Padgett Stratemann & Co. LLP. All services provided by Padgett Stratemann & Co. LLP during the years ended December 31, 2008 and 2007 were pre-approved by the audit committee.

                                     PART IV


ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

   (a) Documents Filed with Report

       1. Financial Statements.

             Report of Padgett Stratemann & Co. LLP                  F-2
             Consolidated Balance Sheet                              F-3
             Consolidated Statements of Operations                   F-4 - F-5
             Consolidated Statements of Stockholders' Equity         F-6
             Consolidated Statements of Cash Flows                   F-7 - F-8
             Notes to Consolidated Financial Statements              F-9 - F-29

       2. Financial Statement Schedules.

             None

       3. Exhibits.

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

   10.3*  2009 Employment Agreement.

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

Dated: March 31, 2009

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

       Signature                 Title                            Date
       ---------                 -----                            ----

       /s/ Jeffrey L. Minch
       --------------------      President and Chief Executive    March 31, 2009
       Jeffrey L. Minch           Officer, Director

       /s/ Carlton Williams
       --------------------
       Carlton Williams          Chairman of the Board            March 31, 2009

       /s/ Charles Gillman
       -------------------
       Charles Gillman           Director                         March 31, 2009

       /s/ Lanny Chiu
       --------------
       Lanny Chiu                Director                         March 31, 2009

       /s/ Alfred Stanley
       ------------------
       Alfred Stanley            Director                         March 31, 2009

       /s/ Michael Wilfley
       -------------------
       Michael Wilfley           Director                         March 31, 2009

                     LITTLEFIELD CORPORATION & SUBSIDIARIES

                                DECEMBER 31, 2008

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         F-2

     FINANCIAL STATEMENTS:

           Consolidated Balance Sheets as of December 31, 2008
            and 2007                                                 F-3

           Consolidated Statements of Operations for the Years
            Ended December 31, 2008 and 2007                         F-4 - F-5

           Consolidated Statements of Stockholders' Equity and
            Comprehensive Income for the Years Ended December 31,
            2008 and 2007                                            F-6

           Consolidated Statements of Cash Flows for the Years
            Ended December 31, 2008 and 2007                         F-7 - F-8

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-9 - F-29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
 of Littlefield Corporation


We have audited the accompanying consolidated balance sheets of Littlefield Corporation (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.


Padgett Stratemann & Co. LLP


Austin, Texas

March 26, 2009

                    Littlefield Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,
                                                                           ----------------------------------
                                                                                 2008               2007
                                                                           ---------------    ---------------
ASSETS
------
Current Assets:
    Cash and cash equivalents                                               $   4,425,724       $  1,965,624
    Accounts receivable, net of allowance for doubtful accounts of
     $109,286 and $126,309 in 2008 and 2007, respectively                         687,495            519,845
    Other current assets                                                          227,566            549,194
    Note Receivable                                                                 1,932              5,103
                                                                           ---------------    ---------------
    Total Current Assets                                                        5,342,717          3,039,766
                                                                           ---------------    ---------------

Property and Equipment - at cost, net of accumulated depreciation and
 amortization                                                                   7,978,414          6,926,559

Other Assets:
    Goodwill                                                                    5,055,534          4,905,111
    Intangible assets, net                                                        902,449            699,196
    Other non-current assets                                                      246,961            217,615
                                                                           ---------------    ---------------
    Total Other Assets                                                          6,204,944          5,821,922
                                                                           ---------------    ---------------

TOTAL ASSETS                                                                $  19,526,075      $  15,788,247
                                                                           ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Long term debt, current portion                                         $     749,786      $     195,517
    Long term debt, legal settlements, current portion                            262,748            231,272
    Trade accounts payable                                                        316,156            232,339
    Accrued expenses                                                            1,747,700          1,063,053
                                                                           ---------------    ---------------
    Total Current Liabilities                                                   3,076,390          1,722,181
                                                                           ---------------    ---------------

Long-term Liabilities:
    Long term debt, net of current portion                                      3,166,515          3,442,932
    Long term debt, legal settlements                                             120,742            362,964
    Other liabilities, related party                                               72,000             48,000
                                                                           ---------------    ---------------
    Total Long-term Liabilities                                                 3,359,257          3,853,896
                                                                           ---------------    ---------------

Total Liabilities                                                               6,435,647          5,576,077
                                                                           ---------------    ---------------

Stockholders' Equity:
    Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 17,534,707 and 12,344,139 shares, outstanding 16,754,901
     and 11,444,060 shares)                                                        17,535             12,344
    Additional paid-in-capital                                                 30,683,264         23,710,845
    Treasury stock - 779,806 and 900,079 shares, at cost                         (993,891)        (1,146,638)
    Accumulated deficit                                                       (16,616,480)       (12,364,381)
                                                                           ---------------    ---------------
    Total Stockholders' Equity                                                 13,090,428         10,212,170
                                                                           ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  19,526,075      $  15,788,247
                                                                           ===============    ===============


                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Years Ended December 31,

                                                                                 2008               2007
                                                                           ---------------    ---------------
REVENUES:
   Entertainment                                                            $   8,493,899      $   8,525,393
   Hospitality                                                                  2,633,763          4,853,729
   Other                                                                           94,236             49,381
                                                                           ---------------    ---------------
TOTAL REVENUES                                                                 11,221,898         13,428,503
                                                                           ---------------    ---------------

DIRECT COSTS AND EXPENSES:
   Direct salaries and other compensation                                       2,431,706          3,146,941
   Rent and utilities                                                           2,969,080          2,605,054
   Other direct operating costs                                                 3,702,888          3,543,600
   Depreciation and amortization                                                  905,815            675,943
   License expense                                                                 80,175            100,261
                                                                           ---------------    ---------------
TOTAL COSTS AND EXPENSES                                                       10,089,664         10,071,799
                                                                           ---------------    ---------------

GROSS MARGIN                                                                    1,132,234          3,356,704

GENERAL AND ADMINISTRATIVE EXPENSES:
   Salaries and other compensation                                              1,303,163          1,240,721
   Legal and accounting fees                                                      618,165            539,680
   Depreciation and amortization                                                  125,945            116,403
   Share-based compensation expense                                               384,646             57,244
   Other general and administrative                                               723,693            700,344
                                                                           ---------------    ---------------

   TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                                    3,155,612          2,654,392

GAIN (LOSS) ON DISPOSITION OF FIXED ASSETS                                        473,217             23,100
ASSET IMPAIRMENTS AND CONTRACT TERMINATION COSTS                               (2,390,322)               ---
                                                                           ---------------    ---------------

OPERATING INCOME (LOSS)                                                        (3,940,483)           725,412

OTHER INCOME AND EXPENSES:
   Interest and investment income                                                 117,326            103,824
   Interest expense                                                              (323,591)          (445,983)
   Other income (expense)                                                             ---             (4,398)
                                                                           ---------------    ---------------
TOTAL OTHER INCOME AND EXPENSES                                                  (206,265)          (346,557)

INCOME (LOSS) BEFORE INCOME TAXES                                              (4,146,748)           378,855

PROVISION FOR INCOME TAXES                                                        105,351             78,670
                                                                           ---------------    ---------------

NET INCOME (LOSS)                                                              (4,252,099)           300,185

OTHER COMPREHENSIVE INCOME (LOSS), Net of Tax of $0 and $0                            ---              4,713
                                                                           ---------------    ---------------

NET COMPREHENSIVE INCOME (LOSS)                                            ($   4,252,099)     $     304,898
                                                                           ===============    ===============


                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries


                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                                                                 Years Ended December 31,

                                                                                 2008               2007
                                                                           ---------------    ---------------
EARNINGS PER SHARE:
   Basic earnings (loss) per share                                         ($        0.27)     $        0.03
                                                                           ===============    ===============

   Diluted earnings (loss) per share                                       ($        0.27)     $        0.03
                                                                           ===============    ===============

Weighted average shares outstanding - basic                                    15,499,981         11,228,255

Weighted average shares outstanding - diluted                                  15,499,981         11,484,597


                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                                                      Accumulated
                                                          Additional                                     Other
                                    -Common Stock-          Paid-in      Treasury     Accumulated    Comprehensive
       Description              Shares        Value         Capital        Stock        Deficit         Income          Total
-------------------------    ------------  ------------  ------------  ------------  -------------  ---------------  ------------

Balance at December 31, 2006  10,817,941    $   11,944   $23,367,178   ($1,433,809)  ($12,664,566)   $      (4,713)   $9,276,034
                             ============  ============  ============  ============  =============  ===============  ============

Sale of common stock             400,000           400       476,160                                                     476,560

Stock-based compensation                                      57,244                                                      57,244
Issuance of treasury stock
 pursuant to employee stock
 purchase plan and employee
 401K deferrals                   37,868                     (25,343)       48,092
                                                                                                                          22,749
Stock dividend adjustment         42,595                     (54,096)       54,096                                           ---
Options exercised by employees   145,656                    (110,298)      184,983                                        74,685

Comprehensive income                                                                                         4,713         4,713

Net income for the year ended
 12/31/07                                                                                 300,185                        300,185

                             ------------  ------------  ------------  ------------  -------------  ---------------  ------------
Balance December 31, 2007     11,444,060    $   12,344   $23,710,845   ($1,146,638)  ($12,364,381)   $         ---   $10,212,170
                             ============  ============  ============  ============  =============  ===============  ============

Sale of common stock           5,190,568         5,191     6,994,809                                                   7,000,000

Stock-based compensation                                      53,491                                                      53,491
Issuance of treasury stock
 pursuant to employee stock
 purchase plan and employee
 401K deferrals                   52,773                     (24,472)       67,022                                        42,550

Options exercised by employees    67,500                     (51,409)       85,725                                        34,316

Net income (loss) for the year
 ended 12/31/08                                                                        (4,252,099)                    (4,252,099)

                             ------------  ------------  ------------  ------------  -------------  ---------------  ------------
Balance December 31, 2008     16,754,901    $   17,535   $30,683,264   ($  993,891)  ($16,616,480)   $         ---   $13,090,428
                             ============  ============  ============  ============  =============  ===============  ============


                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended December 31,

                                                                                 2008               2007
                                                                           ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       ($   4,252,099)     $     300,185
   Adjustments to reconcile net income (loss) to net cash provided
    (used) by operating activities:
   Depreciation and amortization                                                1,031,760            792,346
   Asset impairments and contract termination costs                             2,390,322                ---
   Bad debt allowance and write-offs                                              (17,023)               ---
   Stock based compensation expense                                               384,646             57,244
   (Gain)/loss on sale of investment assets                                           ---              4,398
   (Gain)/loss on disposal of property and equipment                             (473,217)           (23,100)
   Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
           Accounts receivable                                                   (180,859)           568,895
           Prepaid expenses and other assets                                      287,622             61,640
           Trade accounts payable                                                  83,818            (32,298)
           Accrued expenses and other liabilities                                (252,321)           190,536
                                                                           ---------------    ---------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 (997,351)         1,919,846
                                                                           ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities                                                  ---              3,741
   Purchase of property and equipment                                          (2,404,788)        (1,647,987)
   Purchase of goodwill/intangibles                                            (1,374,704)          (105,000)
   Proceeds from sale of property and equipment                                   632,350             29,252
   Proceeds from repayment of note receivable, net                                  3,170              2,088
                                                                           ---------------    ---------------

 NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                              (3,143,972)        (1,717,906)
                                                                           ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable, settlements and capital leases                     (432,893)        (1,353,027)
   Payments on related party liabilities                                              ---           (386,058)
   Proceeds from note payable                                                         ---            401,958
   Proceeds from options exercised                                                 34,316             74,685
   Proceeds from sale of common stock                                           7,000,000            476,560
                                                                           ---------------    ---------------

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                6,601,423           (785,882)
                                                                           ---------------    ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            2,460,100           (583,942)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  1,965,624          2,549,566
                                                                           ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $   4,425,724      $   1,965,624
                                                                           ===============    ===============


                 See notes to consolidated financial statements

                    Littlefield Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended December 31,

                                                                                 2008               2007
                                                                           ---------------    ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

   Interest                                                                 $     323,591      $     430,393
                                                                           ===============    ===============

   Income taxes                                                             $      99,239      $      92,285
                                                                           ===============    ===============


Non-cash transactions:

   Issuance of treasury stock under deferred compensation plan              $      25,817      $       5,388
                                                                           ===============    ===============

   Issuance of treasury stock under employee stock purchase plan            $      16,733      $      17,361
                                                                           ===============    ===============

   Purchase of Property and Equipment in exchange for note payable          $     500,000                ---
                                                                           ===============    ===============


                 See notes to consolidated financial statements

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

Littlefield Corporation actively participates in the U.S. charitable bingo market, and the rental/hospitality business. The Company's corporate headquarters is located in Austin, Texas, and the Company operates primarily through wholly owned subsidiaries in Texas, South Carolina, Alabama and Florida. The Company generates its revenues from bingo centers in all four states and the rental/hospitality market in Texas.

Principles of Consolidation:
---------------------------

The accompanying consolidated financial statements include the accounts of Littlefield Corporation and its subsidiaries (herein collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassifications:
-----------------

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Management Estimates:
--------------------

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

Cash and Cash Equivalents:
-------------------------

Cash equivalents consist of funds invested in certificates of deposit and money market accounts and in investments with a maturity of less than one year when purchased.

Accounts Receivable:
-------------------

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


Property and Equipment:
----------------------

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

Advertising:
-----------

Advertising costs are expensed when incurred or the first time the advertising takes place. During 2008, the Company had advertising expenses of approximately $143,000 compared to approximately $158,000 in 2007.

Goodwill and Intangible Assets:
------------------------------

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


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

Revenue Recognition:
-------------------

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


Income Taxes:
------------

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

Per Share Data:
--------------

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

Stock-Based Compensation:
------------------------

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

The Company recorded approximately $385,000 and $57,000 in compensation expense in the periods ended December 31, 2008 and December 31, 2007 related to options issued under its stock-based incentive compensation plans and a stock grant for 2008. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. Information related to the assumptions used in this model is set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. No options were issued for the fiscal years ended December 31, 2008 and 2007; a stock grant with a fair value on the date of grant of $331,156 was accrued in 2008 with issuance of shares to be made in 2009.

As of December 31, 2008, the Company had $3,787 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of less than one year. Treasury stock is issued upon stock option exercises.

Comprehensive Income:
--------------------

The Company had other comprehensive income related to realized gains and losses on available for sale securities of $0 for 2008 and $4,713 for 2007.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


Recently Issued Accounting Pronouncements:
-----------------------------------------

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations , and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the requirements of FSP FAS 142-3 and have not yet determined the impact on our consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 2 - MATERIAL ACQUISITIONS, OPENINGS, CLOSINGS AND REORGANIZATIONS

--------------------------------------------------------------------------------

2008
In December 2007 the Company announced it executed a definitive agreement to acquire a Florida bingo hall. The acquisition of a bingo hall in Pensacola, Florida was completed with an effective date of January 1, 2008.

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

The amounts of sales, gross profit and gross profit on a basic per share basis of the catering business unit included in the fourth quarter and twelve months to date of 2008 compared to the comparable prior year periods are as follows:

                       Q408           Q407          Change          2008           2007          Change
                   ------------   ------------   ------------   ------------   ------------   ------------
   Revenue          $      ---     $  691,096     $ (691,096)    $  497,039     $2,364,645    $(1,867,606)
   Gross profit     $      ---     $   95,784     $  (95,784)    $  (33,263)    $   38,800    $   (72,063)
   Gross profit
    per share       $     0.00     $     0.01                    $    (0.00)    $    (0.00)


On July 14, 2008, the Company, through a wholly-owned South Carolina subsidiary, Columbia One Corp. entered into an asset purchase agreement with Kokomos Inc., a South Carolina corporation, and its sole owner, acquiring all of the assets of six (6) bingo halls located in Greer (2), Columbia (3) and Goose Creek (1) South Carolina. The assets were purchased for $1.8 million, consisting of $750,000 in cash paid at closing and a promissory note for $1,050,000, secured by the assets being purchased. The original agreement allowed for the purchase price to be reduced by $300,000 to $1.5 million if a single, lump sum payment of $750,000 was made on or before September 30, 2008, in full satisfaction of the promissory note. On September 26, 2008 the Company paid an additional $250,000 on the note and amended the agreement to allow for the reduction in purchase price to $1.5 million if $500,000 is paid on the note by January 6, 2009. The promissory note bears interest of 6% per annum, matures October 1, 2013 and is payable in quarterly installments commencing on January 1, 2009. The Company paid the remaining $500,000 in full satisfaction of the note in January 2009. The $1,500,000 net purchase price represented the fair value of bingo equipment assets acquired in the amount of $61,882, a covenant not to compete in the amount of $50,000 with the remaining $1,388,118 attributed to goodwill and other intangible assets.

2007
In August 2007 the Company announced it acquired the stock of two Texas corporations who each own a commercial license to lease bingo premises. The acquisitions are complementary to the Company's current portfolio of Texas bingo licenses which are classified as intangible assets.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

--------------------------------------------------------------------------------

Property and equipment at December 31, 2008 and 2007 consists of the following:

                                                                          2008              2007
                                                                     --------------    --------------
       Land                                                           $    740,467      $    740,467
       Buildings                                                         3,395,498         3,404,348
       Building and leasehold improvements                               5,434,234         4,756,267
       Bingo, and rental equipment                                       2,102,146         1,989,605
       Equipment, furniture and fixtures                                 3,301,562         2,604,406
       Automobiles                                                         384,644           468,626
                                                                     --------------    --------------
                                                                        15,358,551        13,963,719
       Less: Accumulated depreciation and amortization                  (7,380,137)       (7,037,160)
                                                                     --------------------------------

       Property and equipment, net                                    $  7,978,414      $  6,926,559
                                                                     ================================

Depreciation expense charged to operations for the years ended December 31, 2008 and 2007 was $998,927 and $762,846 respectively.

--------------------------------------------------------------------------------

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

--------------------------------------------------------------------------------

Goodwill at December 31, 2008 and 2007 is as follows:

                                                            Gross
                                                         Carrying         Accumulated
                                                           Amount        Amortization               Total
                                                  ----------------    ----------------    ----------------

   Goodwill at December 31, 2006                   $    6,704,375      $   (1,799,264)     $    4,905,111
   Goodwill changes during period                             ---                 ---                 ---
                                                  ----------------    ----------------    ----------------
   Goodwill at December 31, 2007                   $    6,704,375      $   (1,799,264)     $    4,905,111
   Goodwill acquired during period                      1,638,618                 ---           1,638,618
   Goodwill impairment losses                          (2,049,275)            603,448          (1,445,827)
   Goodwill disposed of during period                     (42,368)                ---             (42,368)
                                                  ----------------    ----------------    ----------------
   Goodwill at December 31, 2008                   $    6,251,350      $   (1,195,816)     $    5,055,534
                                                  ================    ================    ================

                                                    Entertainment         Hospitality               Total
                                                  ----------------    ----------------    ----------------
   Balance at December 31, 2006                    $    4,533,727      $      371,384      $    4,905,111
   Goodwill changes during period                             ---                 ---                 ---
                                                  ----------------    ----------------    ----------------
   Balance at December 31, 2007                    $    4,533,727      $      371,384      $    4,905,111
   Goodwill acquired during the year                    1,638,618                 ---           1,638,618
   Goodwill impairment losses                          (1,116,811)           (329,016)         (1,445,827)
   Goodwill disposed of during period                         ---             (42,368)            (42,368)
                                                  ----------------    ----------------    ----------------
   Balance at December 31, 2008                    $    5,055,534      $          ---      $    5,055,534
                                                  ================    ================    ================

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


Intangible assets at December 31, 2008 and 2007 consists of the following:

                                                              Gross
                                                           Carrying         Accumulated
                                                             Amount        Amortization               Total
                                                    ----------------    ----------------    ----------------
   Intangible Assets with Indefinite Lives:
   Bingo licenses at December 31, 2006               $      589,719             (51,974)     $      537,745
   Change in bingo licenses                                 105,000                 ---             105,000
                                                    ----------------    ----------------    ----------------
   Bingo licenses at December 31, 2007               $      694,719             (51,974)     $      642,745
   Licenses acquired during the period                      186,620                 ---             186,620
                                                    ----------------    ----------------    ----------------
   Bingo licenses at December 31, 2008               $      881,339             (51,974)     $      829,365
                                                    ================    ================    ================

   Intangible Assets with Finite Lives:
   Covenants not to compete at December 31, 2006     $      297,500            (211,549)     $       85,951
   Change in covenants not to compete                           ---             (29,490)            (29,490)
                                                    ----------------    ----------------    ----------------
   Covenants not to compete at December 31, 2007     $      297,500            (241,039)     $       56,461
   Change in covenants not to compete                        50,000             (33,377)             16,623
   Asset impairment                                         (65,000)             65,000                 ---
                                                    ----------------    ----------------    ----------------
   Covenants not to compete at December 31, 2008     $      282,500            (209,416)     $       73,084
   Intangible Assets, Net of Accumulated
    Amortization                                                                             $      902,449
                                                                                            ================


Amortization expense charged to operations for the twelve months ended December 31, 2008 and 2007, was approximately $32,833 and $29,500, respectively.

Future amortization on intangible assets with finite lives is as follows:

                                                   Year             Amount
                                                   ----             ------

                                                   2009           $ 27,417
                                                   2010             19,000
                                                   2011             10,000
                                                   2012             10,000
                                                   2013              6,667
                                                                 ----------
                                                  Total           $ 73,084
                                                                 ==========


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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


During 2008, in accordance with Statement on Financial Accounting Standard 142, Goodwill and Other Intangible Assets and Statement on Financial Accounting Standard 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company wrote-down the carrying value of goodwill in the amount of $1,445,827 and leasehold improvements in the amount of $272,132. In accordance with Statement of Financial Accounting Standards 146, Accounting for Costs Associated with Exit or Disposal Activities the Company recorded contract termination costs in the amount of $672,363. The goodwill impairment stems from the Company's normal annual review of goodwill and other intangible assets in light of actual financial performance, changed economic conditions and certain specific underperforming bingo hall closures. The contract termination costs are associated with certain underperforming bingo hall closures in Texas.

For the year ended December 31, 2007, the Company evaluated the carrying value of goodwill for each reporting unit of the Company and determined that no impairment of goodwill was necessary.

--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT

--------------------------------------------------------------------------------

Long-term debt at December 31, 2008 consist of the following:

Note payable to a bank, due in monthly installments of approximately $18,200
  including interest at prime plus 0.5%, maturing March 2011, secured by real estate               $  2,044,977

Mortgage note payable to a bank, due in monthly installments of $4,394, including interest
  at the prime rate, maturing August 2012, secured by a deed of trust on the real estate                579,449

Mortgage note payable to a third party, due in monthly installments of $5,578, including
  interest at 8% maturing July 2010, secured by a second lien on the real estate                        431,022

Installment note payable to a third party, due in monthly installments of $2,279, including
  interest at 5%, maturing March 2012, secured by real estate                                            79,933

Installment note payable to a third party, due in monthly installments of $4,600, including
  interest at 6%, maturing September 2011, secured by subsidiary stock                                  227,631

Installment note payable to a third party, due in monthly installments of $1,519, including
  interest at 5%, maturing March 2012, secured by bingo hall business                                    53,289

Promissory note payable to a third party bearing interest of 6% payable in quarterly
  installments, maturing October 2013.                                                                  500,000
                                                                                                  --------------
                                                                                                      3,916,301

  Less current maturities                                                                              (749,786)
                                                                                                  --------------
  Long-term debt, net of current portion                                                           $  3,166,515
                                                                                                  ==============


The current maturities of long-term debt include a $500,000 Promissory Note payable which was paid in January 2009 to realize a $300,000 reduction in the purchase price of the Company's South Carolina acquisition.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


Long-term debt, legal settlements at December 31, 2008 consists of the following:

Installments to a third party, due monthly in the amount of $25,000, including
    interest at 14%, maturing through July 2010, unsecured                                         $    383,490
  Less current maturities                                                                              (262,748)
                                                                                                  --------------
  Long-term debt, net of current portion                                                           $    120,742
                                                                                                  ==============


Payments of notes payable and long term debt, legal settlements for each of the next five fiscal years and thereafter are as follows:

           Years Ending                Notes           Legal
           December 31,               Payable       Settlements        Total
           ------------            -------------   -------------   -------------
               2009                     749,786         262,748       1,012,534
               2010                     264,588         120,742         385,330
               2011                   2,079,014             ---       2,079,014
               2012                     544,308             ---         544,308
               2013                      46,325             ---          46,325
            Thereafter                  232,280             ---         232,280
                                   -------------   -------------   -------------
                                    $ 3,916,301     $   383,490     $ 4,299,791
                                   =============   =============   =============


Interest   expense  for  the  years  ended  December  31,  2008  and  2007  were approximately $324,000 and $446,000 respectively.


--------------------------------------------------------------------------------

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

--------------------------------------------------------------------------------

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 39% to actual for 2008 and 34% to actual for 2007 is as follows:

                                                                       2008              2007
                                                                 ---------------   ---------------

     Expected income tax (benefit)                               ($  1,617,232)     $     128,811
     Amounts not deductible for federal income tax purposes              5,025             14,597
     Other                                                               9,040                ---
     State income taxes, net of federal income tax                      64,264             51,922
     Change in valuation allowance                                   1,644,254           (116,660)
                                                                 ---------------   ---------------
                                                                  $     105,351     $      78,670
                                                                 ===============   ===============


The provision for income taxes consists of the following:

                                                                       2008              2007
                                                                 ---------------   ---------------
     Current year income taxes:
        Federal                                                   $         -0-     $         -0-
        State                                                           105,351            78,670
     Deferred income taxes:
        Federal                                                             -0-               -0-
        State                                                               -0-               -0-
                                                                 ---------------   ---------------
                                                                  $     105,351     $      78,670
                                                                 ===============   ===============


Deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

                                                                       2008              2007
                                                                 ---------------   ---------------
Deferred tax asset                                                $   6,057,425     $   4,413,171
Deferred tax liability                                                      ---               ---
Valuation allowance for deferred tax asset                           (6,057,425)       (4,413,171)
                                                                 ---------------   ---------------
     Net deferred tax asset                                       $         -0-     $         -0-
                                                                 ===============   ===============


The components of deferred tax assets at December 31, 2008 and 2007 are as follows:

Deferred tax asset                                                     2008              2007
------------------                                               ---------------   ---------------
Net operating loss carryforward                                   $   3,598,699     $   2,851,669
Depreciation                                                            460,212           484,302
Allowance for doubtful accounts                                          42,621            49,260
Accrued expenses                                                      1,783,045           963,415
Capital Loss carryforward                                                20,496            20,071
Other                                                                   152,352            44,454
                                                                 ---------------   ---------------
     Net deferred tax asset                                       $   6,057,425     $   4,413,171
                                                                 ===============   ===============

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


The non-current deferred tax asset results from differences in depreciation of fixed assets and legal reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses. Due to continuing operating losses for tax purposes, the deferred tax asset has been allowed for as it does not meet the "more likely than not" recognition criteria.

At December 31, 2008, the Company has net operating loss carry forwards for federal income tax purposes of approximately $9.2 million that begin expiring in the year 2016.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of our implementation of FIN 48 at the time of adoption and as of December 31, 2008, the Company did not recognize a liability for uncertain tax positions. We do not expect our unrecognized tax benefits to change significantly over the next twelve months. The tax years 2005 through 2008 remain open to examination by the taxing jurisdictions in which we file income tax returns.


--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

The Company acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 13). The average price to repurchase these shares was $1.27 and at December 31, 2008 the Company held 779,806 treasury shares.

In 2008, the Company sold 5,190,568 shares of its common stock for cash of $7,000,000. The Company issued 52,773 shares of treasury stock under the Employee Stock Purchase Plan and 401K Plan at a cost of $42,550. The Company issued 67,500 shares of treasury stock under options exercised by employees for cash of $34,316. In addition, the Company recognized additional compensation expense of $53,491 related to stock-based compensation.

In 2007, the Company sold 400,000 shares of its common stock for cash of $476,560. The Company issued 37,868 shares of treasury stock under the Employee Stock Purchase Plan and 401K Plan at a cost of $22,749. The Company issued 145,656 shares of treasury stock under options exercised by employees for cash of $74,685. The Company issued 42,595 shares of its stock for stock dividend adjustments. In addition, the Company recognized additional compensation expense of $57,244 related to stock-based compensation.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 10 - EARNINGS PER SHARE

--------------------------------------------------------------------------------

A reconciliation of basic to diluted earnings (loss) per share is as follows:

                                                              2008                                 2007
                                                              ----                                 ----

Numerator:                                           Basic           Diluted               Basic           Diluted
----------
     Net income (loss)                         ($   4,252,099)   ($   4,252,099)      $     300,185     $     300,185
                                               ---------------   ---------------     ---------------   ---------------
     Net income (loss) available to common
      stockholders                             ($   4,252,099)   ($   4,252,099)      $     300,185     $     300,185
                                               ---------------   ---------------     ---------------   ---------------
Denominator:
------------
     Weighted average shares outstanding           15,499,981        15,499,981          11,228,255        11,228,255
     Effect of dilutive securities:
     Stock options and warrants                           ---               ---                 ---           256,342
                                               ---------------   ---------------     ---------------   ---------------
     Weighted average shares outstanding           15,499,981        15,499,981          11,228,255        11,484,597
                                               ===============   ===============     ===============   ===============
Earnings (loss) per share                      ($        0.27)   ($        0.27)      $        0.03     $        0.03
                                               ===============   ===============     ===============   ===============


Stock options to acquire 63,396 and 60,000 shares for the year ended December 31, 2008 and 2007, respectively, were excluded in the computation of diluted earnings per share because the effect of including the stock options would have been anti-dilutive.


--------------------------------------------------------------------------------

NOTE 11 - ACCOUNTING FOR STOCK BASED COMPENSATION

--------------------------------------------------------------------------------


The Company applies FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share Based Payment, using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods recorded in accordance with APB Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock options. At December 31, 2008, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,600,000 common shares, as adjusted for the 20% stock dividend in 2006, over ten years from the date of each plan's approval. In addition, the plans allow for additional increases of 15% of the then outstanding shares each year through 2008.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


Transactions under the stock option plans are summarized below. At December 31, 2008, a total of 445,410 options were outstanding under these plans.


                                             Employee Stock Plans
                                       --------------------------------
                                                            Weighted
                                                            Average
                                            Options      Exercise Price
                                       --------------    --------------
         Outstanding at 12/31/06             763,566      $       0.70
         Granted                                 ---               ---
         Exercised                          (145,656)             0.51
         Forfeited                               ---               ---
                                       --------------    --------------
         Outstanding at 12/31/07             617,910      $       0.74
         Granted                                 ---               ---
         Exercised                           (67,500)             0.51
         Forfeited                          (105,000)             1.78
                                       --------------    --------------
         Outstanding at 12/31/08             445,410      $       0.53
                                       ==============    ==============


The Company did not issue any options in 2008 or 2007.

The following table summarizes information about options outstanding at December 31, 2008 and 2007 under the Employee Stock Plan adjusted for the 2006 stock dividend:


                                          Options Outstanding                       Options Exercisable
                              ----------------------------------------------    ---------------------------
                                              Weighted Avg.
            Range of             Number        Remaining      Weighted Avg.       Number     Weighted Avg.
         Exercise Prices      Outstanding   Contractual Life  Exercise Price    Exercisable  Exercise Price
         ---------------      -----------   ----------------  --------------    -----------  --------------
2008:     $1.88 - 2.82               ---           ---              ---                ---         ---
          $1.26 - 1.87            16,500        7.4 years          $1.32            16,500        $1.32
          $0.00 - $1.25          428,910        5.7 years          $0.50           355,410        $0.50
                              -----------                                       -----------
                                 445,410        5.8 years          $0.53           371,910        $0.54

2007:     $1.88 - 2.82            60,000        0.1 years          $2.74            60,000        $2.74
          $1.26 - 1.87            16,500        8.4 years          $1.32            16,500        $1.32
          $0.00 - $1.25          541,410        6.8 years          $0.51           304,410        $0.50
                              -----------                                       -----------
                                 617,910        6.2 years          $0.74           380,910        $0.89

            Aggregate
         intrinsic value          $  180                                            $  180


Aggregate intrinsic value represents the value of the Company's closing stock price of $0.35 on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $43,835 and $130,481, respectively. Total unrecognized stock-based compensation expense related to non-vested stock options was $3,787 as of December 31, 2008, related to approximately 73,500 shares with a per share weighted fair value of $0.48. We anticipate this expense to be recognized over a weighted average period of approximately 0.25 years.

The weighted average remaining contractual life of options exercisable as of December 31, 2008 was 5.8 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS

--------------------------------------------------------------------------------

In 2002, the Company's President and CEO was awarded a $300,000 bonus. In August 2007, the Board of Directors approved and payment was made to the President and CEO for the accrued bonus and accrued interest thereon. The Company accrued $11,813 in interest in 2007 on this liability.

During 2006, the Company renewed the three year employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $24,000 and $24,000 of deferred compensation in 2008 and 2007, respectively. In addition, in accordance with this agreement the Company awarded the President and CEO a stock grant of 1,182,699 shares with a value on the grant date of $331,156 which was recorded as a liability as of December 31, 2008 with issuance of shares to be made in 2009.


--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES

--------------------------------------------------------------------------------

(a) Operating Leases:

The Company is obligated under various operating leases. Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes and certain common area charges. Minimum annual rentals under these leases are as follows:

                 Year Ending                               Minimum
                 December 31,                              Rentals
                 ------------                           --------------
                 2009                                    $  2,282,741
                 2010                                       2,142,294
                 2011                                       1,984,512
                 2012                                       1,423,910
                 2013                                         968,795
                 Thereafter                                 1,555,763
                                                        --------------
                 Total minimum annual rentals            $ 10,358,015
                                                        ==============

Rent expense for the years ended December 31, 2008 and 2007 amounted to approximately $2.3 million and $1.9 million, respectively.

In 2003, the Company leased out Grandview Bingo in Amarillo. The arrangement is that of a standard monthly sublease and not a per-session lease. The tenant has put down a $7,800 security deposit. The minimum annual future receipts under this sublease are as follows:

                 Year Ending                                 Minimum
                 December 31,                                  Rent
                 ------------                              -----------
                 2009                                          93,600
                 2010                                          93,600
                 2011                                          93,600
                 2012                                          93,600
                 2013                                          93,600
                 Thereafter                                   124,800
                                                           -----------
                 Total minimum annual rentals               $ 592,800
                                                           ===========

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES  (continued)

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

The Company is obligated to make payments over approximately the next one and one-half years in settlement of litigation that was concluded in prior periods. At December 31, 2008, the carrying value of these obligations was $383,490. The Company is current in all its settlement payment obligations.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case
No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

In this case, Littlefield is plaintiff. Littlefield initially sought recovery from Philip Furtney ["Furtney"] for fraud, negligent misrepresentations, and breach of guaranty. This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney - Pondella Hall for Hire, Inc., and 800438 Ontario. Several months after the acquisition of the three centers, the Florida Attorney General obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and brought a civil proceeding for racketeering against the same two subsidiaries and American Bingo based upon the same allegations. The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers. Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo. In fact, the agreements related to the sales specifically and falsely stated that there were not any ongoing governmental investigations. American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement. The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico, avoided service of the Complaint and would not permit his United States attorney to accept service of the Complaint. Littlefield was successful in finally serving Furtney when he was in the United States in 2005, to attend related litigation.

Furtney passed away in September 2007, several months before the scheduled trial date. In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the defendant's estate as the defendant and continue to pursue the claim to judgment. Furtney's estate has now been substituted as the defendant and Littlefield intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers from Furtney's estate, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation. After the substitution, Furtney's estate discharged Furtney's previous counsel and retained their own counsel which resulted in additional delay. We expect the case will go to trial in the fall of 2009.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

--------------------------------------------------------------------------------

In South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., and Gamecock Promotions, Inc., 05-ALJ-17-0413-CC,

This case has now been settled. The South Carolina Department of Revenue issued an administrative bingo violation against the above referenced parties alleging that the Company has an unlawful number of bingo promoter licenses. The Department of Revenue seeks to revoke all bingo promoter licenses held by the Company's South Carolina subsidiaries and seeks a $5,000 penalty. The Department of Revenue is seeking to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company. The Department of Revenue's theory is that the three South Carolina subsidiaries are sham corporations and that, as a matter of law, the Company should be deemed the holder of the 12 promoter licenses at issue. South Carolina law provides that a promoter may only have 5 licenses. The Company moved for summary judgment and it was denied. However, certain originally named charities were dismissed from the lawsuit. The case was stayed until co-counsel returned from active military duty, which occurred at the end of June 2008.

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

The Department of Revenue recently indicated that it is interested in settling all of these matters in a manner that will allow the Company's subsidiaries to continue as bingo promoters as they have done in the past. As of December 31, 2008 the Department, the Company and its subsidiaries were working on finalizing the agreement. A final agreement was reached within which the subsidiaries, without a fine or penalty, will continue as bingo promoters and for a period of two years the Company and its subsidiaries are to provide the Department with certain quarterly and annual information pertaining to its subsidiaries. In March 2009, both matters were dismissed, with prejudice by an Administrative Law Judge.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

--------------------------------------------------------------------------------

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

(c) Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock. On February 8, 2000 the Company amended the stock repurchase program to permit purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous. The amount was subsequently increased to 3,000,000 shares. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company's discretion. Any shares so repurchased will be held as treasury shares and be available for general corporate purposes. No shares were repurchased in 2008 or 2007.

(d) Concentration of Credit Risk:

The Company maintains its cash and certificates of deposit in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2008, cash in banks exceeded FDIC coverage by approximately $155,000 with such uninsured amounts setting off loans payable.

(e) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was instituted in 2001. In 2008 employees were allowed to defer up to 90% of their wages to a maximum of $15,500, tax deferred, for retirement purposes. The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management. At December 31, 2008 and 2007, the Company contributed $0 and $0 respectively, into the Plan.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

--------------------------------------------------------------------------------

(f) Employee Stock Purchase Plan

During 2002, the Company implemented the 2002 Employee Stock Purchase Plan to allow employees of Littlefield Corporation and any subsidiaries to acquire stock ownership in the Company. The Company has reserved 250,000 shares under this plan. Offering of shares under this plan will commence 1) on the first day of each fiscal year and will end on the last day of the fiscal year or 2) at the sole discretion of the administrators. Any offerings that remain unsold during the offering period shall expire and shall be made available for grant in future offering periods. Eligible employees shall elect to make contributions between 1% and 10% of gross compensation. The exercise price of any shares purchased by a participant shall be at eighty-five percent (85%) of the lower of the fair market value of the common stock on the date of the grant or date of exercise. Through December 31, 2008, 203,081 shares have been purchased through this program. Of the shares purchased 28,062 shares were purchased in 2008 and 21,619 in 2007.

During 2006, the Company renewed and modified its employment agreement with its President and CEO to extend through December 31, 2008. Should the Company terminate the employment agreement without cause, the Company would be liable for salary compensation of $200,000, the acceleration of unvested stock-based compensation, deferred compensation of $72,000 and the payment of other stated benefits earned in cash.


--------------------------------------------------------------------------------

NOTE 14 - SEGMENTS

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

The Company's Chief Operating Decision Maker ("CODM"), the President and CEO, evaluates performance and allocates resources based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that depreciation and amortization are allocated to each segment from functional department totals based on certain assumptions which include, among other things, revenues. Also, the Company's CODM does not view segment results below gross profit (loss), therefore, general and administrative expenses, net interest income/expense, other income, and the provision for income taxes are not broken out by segment below.

The entertainment segment encompasses charitable bingo hall operations in Texas, Alabama, Florida and South Carolina. The hospitality segment includes income from party and tent rentals, catering services and event planning fees. These segments were identified based on the different nature of the services and legislative monitoring and, in general, the type of customers for those services.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


A summary of the segment financial information, separating the catering business sold in April 2008, reported to the CODM for the twelve months ended December 31, 2008 and 2007, is as follows:

December 31, 2008
-----------------
                                   Entertainment    Hospitality      Catering     Adjustment    Consolidated
                                   -------------    -----------      --------     ----------    ------------
Revenue                              $8,494,000     $2,137,000      $497,000        $94,000     $11,222,000
Depreciation and Amortization           663,000        231,000        12,000        126,000       1,032,000
Segment profit (loss)                 1,404,000       (345,000)      (33,000)    (5,278,000)     (4,252,000)
Segment Assets                       32,272,000        681,000                  (13,427,000)     19,526,000

December 31, 2007
-----------------
                                   Entertainment    Hospitality      Catering     Adjustment    Consolidated
                                   -------------    -----------      --------     ----------    ------------
Revenue                              $8,526,000     $2,489,000    $2,365,000        $49,000     $13,429,000
Depreciation and Amortization           427,000        207,000        42,000        116,000         792,000
Segment profit (loss)                 3,491,000       (222,000)       39,000     (3,008,000)        300,000
Segment Assets                      $27,928,000      1,228,000                  (13,368,000)     15,788,000

The Adjustments generally represent other corporate expenses and revenue, other income, depreciation and amortization related to corporate assets, impairment charges, corporate gains and losses on disposition of assets, inter-company eliminations and corporate capital expenditures to reconcile segment balances to consolidated balances.

A summary of items included in the "Adjustment" follows:

                                                                  2008                 2007
                                                             ---------------      ---------------
             Gross profit - other revenue                     $     107,000        $      49,000
             General and administrative expense                  (3,157,000)          (2,654,000)
             Gain (loss) on disposition of fixed assets             473,000               23,000
             Asset impairments and termination costs             (2,390,000)                 ---
             Other income and expenses                             (206,000)            (347,000)
             Provision for income taxes                            (105,000)             (79,000)
                                                             ---------------      ---------------
             Total "Adjustment"                               $  (5,278,000)       $  (3,008,000)
                                                             ===============      ===============

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008


--------------------------------------------------------------------------------

NOTE 15 - COMPREHENSIVE INCOME

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

The components of comprehensive income for the year ended December 31, 2008 and 2007 are as follows:

                                                   2008               2007
                                              ---------------    ---------------
         Net income (loss)                       ($4,252,099)          $300,185

         Other comprehensive income

            Unrealized (loss) on marketable
             securities

            Reclassification adjustment
             for loss on sale of investments
             included in net income                      ---              4,713
                                              ---------------    ---------------
                                                         ---              4,713
                                              ---------------    ---------------

         Total comprehensive income              ($4,252,099)          $304,898
                                              ===============    ===============


--------------------------------------------------------------------------------

NOTE 16 - SUBSEQUENT EVENTS

--------------------------------------------------------------------------------

In January 2009, the Company renewed its employment agreement with its President and CEO.

In February 2009, the Company completed an acquisition of two bingo halls in South Carolina. The Company commenced operations February 10, 2009.

In late February 2009, the Company entered into an asset purchase agreement for the sale of its event / rental unit. The agreement allows for a due diligence period though April 3, 2009 during which time the potential purchaser may withdraw its offer except for a minimal feasibility fee.