Form 10-Q
period 2009-03-31
LITTLEFIELD CORP
filed 2009-05-14
CIK 931683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009	Commission file number 333-92060

LITTLEFIELD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

2501 N. Lamar Blvd.

Austin, Texas 78701

(Address of principal executive offices)

Registrant's telephone number:

(512) 476-5141

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [	] No ☒

On April 25, 2009, 16,754,901 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended March 31, 2009

INDEX

Part I. Financial Information

Item 1	Financial Statements
a)	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 ....................................................	2
b)	Consolidated Statements of Operations (unaudited) for the Three
	Months Ended March 31, 2009 and 2008..............................	3

c)	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months Ended March 31, 2009 and 2008..............................	5

d)	Notes to Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations.............................................	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4	Controls and Procedures	19

Part II. Other Information
Item 1	Legal Proceedings .......................................................	20

Item 6	Exhibits ....................................................................	20
	Item 6.	19

	Signatures and Certifications ..........................................	20

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Littlefield Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2009	December 31, 2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$ 4,141,575	$ 4,425,724
Accounts receivable, net of allowance for doubtful accounts of $107,596and $109,286, respectively	707,868	687,495
Other current assets	254,410	217,387
Note receivable	1,152	1,932
Assets held for sale	412,535	431,568
Total Current Assets	5,517,540	5,764,106

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,455,885	7,557,025

Other Assets:
Goodwill	5,215,634	5,055,534
Intangible assets, net	943,407	902,449
Other non-current assets	265,483	246,961
Total Other Assets	6,424,524	6,204,944

TOTAL ASSETS	$ 19,397,949	$ 19,526,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$ 260,548	$ 749,786
Long term debt, legal settlements, current portion	272,052	262,748
Trade accounts payable	139,929	316,156
Accrued expenses	2,101,882	1,747,700
Total Current Liabilities	2,774,411	3,076,390

Long-term Liabilities:
Long term debt, net of current portion	3,092,395	3,166,515
Long term debt, legal settlements, net of current portion	49,139	120,742
Other liabilities, related party	78,002	72,000
Total Long-term Liabilities	3,219,536	3,359,257
Total Liabilities	5,993,947	6,435,647

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 17,534,707 shares and 17,534,707 shares, respectively , outstanding 16,754,901 shares and 16,754,901 shares, respectively)	17,535	17,535
Additional paid-in-capital	30,714,249	30,683,264
Treasury stock – 779,806 and 779,806 shares, at cost	(993,891)	(993,891)
Accumulated deficit	(16,333,891)	(16,616,480)
Total Stockholders' Equity	13,404,002	13,090,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,397,949	$19,526,075

See notes to consolidated financial statements.

Littlefield Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,

	2009	2008
REVENUES:
Entertainment	$2,805,185	$2,249,987
Other	20,076	19,942
TOTAL REVENUES	2,825,261	2,269,929

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	220,144	177,288
Rent and utilities	758,411	573,761
Other direct operating costs	483,454	648,146
Depreciation and amortization	177,796	131,894
License expense	13,998	26,834
TOTAL COSTS AND EXPENSES	1,653,803	1,557,923

GROSS MARGIN	1,171,458	712,006

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	332,262	319,155
Legal and accounting fees	131,371	168,860
Depreciation and amortization	29,494	31,981
Share-based compensation expense	30,985	14,311
Other general and administrative	172,860	201,184
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	696,972	735,491

OPERATING INCOME (LOSS)	474,486	(23,485)

OTHER INCOME AND EXPENSES:
Interest income	11,997	12,653
Interest expense	(58,881)	(78,718)
Other	(8,157)	---
TOTAL OTHER INCOME AND EXPENSES	(55,041)	(66,065)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	419,445	(89,550)

PROVISION FOR INCOME TAXES	26,453	22,010

INCOME (LOSS) FROM CONTINUING OPERATIONS	392,992	(111,560)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(110,403)	(229,935)

NET INCOME (LOSS)	$ 282,589	($341,495)

See notes to consolidated financial statements.

Littlefield Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,

2009	2008

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$ 0.02	($ 0.01)
Discontinued operations	($ 0.01)	( $ 0.02)
Total	$ 0.02	($ 0.03)

Diluted earnings (loss) per share
Continuing operations	$ 0.02	($ 0.01)
Discontinued operations	($ 0.01)	( $ 0.02)
Total	$ 0.02	($ 0.03)

Weighted average shares outstanding – basic	16,754,901	11,738,662

Weighted average shares outstanding – diluted	17,964,790	11,738,662

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 282,589	$(341,495)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	260,276	233,353
Bad debt allowance	(1,690)	(58,852)
Stock-based compensation expense	30,985	14,311
(Gain) loss on disposals of equipment	14,932	---
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(18,682)	(35,616)
Other assets	(55,546)	255,113
Trade accounts payable	(176,228)	152,072
Accrued expenses and other current liabilities	369,488	(226,283)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	706,124	(7,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(152,766)	(781,230)
Purchase of goodwill and intangibles	(210,100)	(383,033)
Proceeds from the sale of equipment	6,775	---
Proceeds from repayment of notes receivable, net	780	---
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(355,311)	(1,164,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(634,962)	(100,667)
Proceeds from sale of common stock	---	7,000,000
Proceeds from options exercised	---	26,690
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(634,962)	6,926,023

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(284,149)	5,754,363

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,425,724	1,965,624

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,141,575	$7,719,987

See notes to consolidated financial statements.

Littlefield Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,

	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$58,881	$79,233

Income taxes	$ 333	$ 5,789

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan	---	---

Issuance of treasury stock under employee stock purchase plan	---	$16,734

Transfer of property and equipment to Assets Held for Sale	$412,535	$645,105

See notes to consolidated financial statements.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2009

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

The operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

NOTE 2 – DISCONTINUED OPERATIONS.

This report presents the results of operations of the Company’s Hospitality segment for the three-month periods ended March 31, 2009 and 2008, as discontinued operations and the assets related to the Hospitality segment are classified as assets held for sale as of the balance sheet dates presented in this report. On April 1, 2009, the Company completed the sale of its Premiere Tents and Events (“PTE”) business unit reflecting the Company’s focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The PTE business unit was sold for $900,000 consisting of $300,000 cash consideration and a seven year note for $600,000 at sixpercent interest. The asset sale is expected to result in a yet to be determined gain on sale which will be recorded in the second quarter of 2009.

On April 15, 2008, the Company sold the assets of its custom catering business unit. The asset sale of the catering business unit resulted in a gain on sale of $474,387 resulting from a $650,000 sales price less $175,613 of disposed assets, at net book value. The assets of the catering business unit were sold for $650,000 with payment consisting of $250,000 in cash and a three year $400,000 note receivable at seven percent (7%). During the third quarter of 2008, the note was paid in full less a discount of $22,000 granted for the early payoff of the note.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2009

NOTE 2 – DISCONTINUED OPERATIONS (continued).

The amounts of sales, gross profit and gross profit on a basic per share basis of the Hospitality segment included in the first quarter of 2009 compared to the comparable prior year period are as follows:

	Q109	Q108	Change
Revenue	$ 425,533	$ 854,002	$(428,469)
Gross profit	($110,403)	($229,935)	$ 119,532
Gross profit per share	($ 0.01)	($ 0.02)

Assets held for sale as of March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008

Fixed and other assets	$ 412,535	$ 431,568

Fixed and other assets consist mainly of rental inventory and equipment.

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
Land	$ 740,467	$ 740,467
Buildings	3,395,498	3,395,498
Leasehold improvements	5,406,090	5,378,571
Equipment, furniture and fixtures	3,557,913	3,511,628
Automobiles	118,904	134,556
	13,218,872	13,160,720

Less: Accumulated depreciation and amortization	(5,762,987)	(5,603,695)

Property and equipment, net	$ 7,455,885	$ 7,557,025

Total depreciation expense, for owned and leased assets, charged to continuing operations for the three months ended March 31, 2009 and 2008 was approximately $198,200 and $156,500 respectively.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2009

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at March 31, 2009 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2008	$6,854,540	$(1,799,006)	$5,055,534
Goodwill acquired during period	160,100		160,100
Goodwill at March 31, 2009	$7,014,640	$(1,799,006)	$5,215,634

Intangible assets at March 31, 2009 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2008	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at March 31, 2009	$881,339	(51,974)	$ 829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2008	$282,500	(209,416)	$ 73,084
Change in covenants not to compete	50,000	(9,042)	40,958
Covenants not to compete at March 31, 2009	$332,500	(218,458)	$ 114,042
Intangible Assets, Net of Accumulated Amortization			$ 943,407

Amortization expense charged to operations for the three months ended March 31, 2009 and 2008 was approximately $9,000 and $7,400 respectively.

NOTE 5 - SHAREHOLDERS’ EQUITY.

At March 31, 2009, the Company holds 779,806 treasury shares at an average purchase cost of $1.27.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2009

NOTE 6 – SHARE BASED PAYMENTS.

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

The Company recorded approximately $31,000 and $14,000 in compensation expense in the three month periods ended March 31, 2009 and March 31, 2008, respectively, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. There were 900,000 and 0 options issued during the three month periods ended March 31, 2009 and 2008, respectively. For options issued in 2009, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rates of 2.25% and an expected life of 10 years.

NOTE 7 – EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Three months ended March 31,	2009	2009	2008	2008
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$ 282,589	$ 282,589	$(341,495)	$(341,495)
Denominator:
Weighted average shares outstanding	16,754,901	16,754,901	11,738,662	11,738,662
Effect of dilutive securities:
Stock options and warrants	---	1,209,889	---	---
Weighted average shares outstanding	16,754,901	17,964,790	11,738,662	11,738,662

Earnings (loss) per share	$ 0.02	$ 0.02	$ (0.03)	$ (0.03)

Stock options to acquire 439,410 and 239,000 shares for the three months ended March 31, 2009 and 2008, respectively, were excluded in the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive to a loss per share or the options were out of the money. The dilutive securities for the three month period ended March 31, 2009, include a stock grant of 1,182,699 shares granted during the first quarter but not yet issued as of March 31, 2009.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2009

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share Based Payment, using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods recorded in accordance with APB Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock options. At March 31, 2009, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,600,000 common shares, as adjusted for the 20% stock dividend in 2006, over ten years from the date of each plan’s approval. In addition, the plans allow for additional increases of 15% of the then outstanding shares.

Transactions under the stock option plans are summarized below. At March 31, 2009, a total of 1,345,410 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/08	445,410	$ 0.53
Granted	900,000	0.31
Exercised	---	---
Forfeited	---	---
Outstanding at 3/31/09	1,345,410	$ 0.38

The fair value of options issued during the three month period ended March 31, 2009was approximately $199,980; the options vest over a three-year period with an exercise price of a ten percent premium over the stock price on the date of grant.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2009 was $0, as no options were exercised.Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $183,000 as of March 31, 2009, related to approximately 825,000 shares with a per share weighted average fair value of $0.22. We anticipate this expense to be recognized over a weighted average period of approximately 2.75 years.

The following table summarizes information about options outstanding at March 31, 2009 under the Employee Stock Plan adjusted for the 2006 stock dividend:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2009:	$1.26 - 1.87	16,500	7.1 years	$1.32	16,500	$1.32
	$ 0.00 - $1.25	1,328,910	8.5 years	$0.37	503,910	$0.48
	Total	1,345,410	8.5 years	$0.38	520,410	$0.50

	Aggregate intrinsic value	$287,175			$62,775

The weighted average remaining contractual life of options exercisable as of March 31, 2009 was 6.3 years.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2009

NOTE 9 – INCOME TAXES.

The Company recorded approximately $26,000 and $22,000 of state income tax expense, respectively, for the three months ended March 31, 2009 and 2008. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $9,200,000 at December 31, 2008, and begin expiring in the year 2016.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of our implementation of FIN 48 at the time of adoption and as of December 31, 2008, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2005 through 2008 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 10 - RELATED PARTY TRANSACTIONS.

During 2009, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $6,000 and $6,000 of deferred compensation in the three months ended March 31, 2009 and 2008, respectively.

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

The Company is obligated to make payments over approximately the next 1.25 years in settlement of litigation that was concluded in prior periods. At March 31, 2009, the carrying value of these obligations was $321,191. The Company is current in all its settlement payment obligations.

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

In this case, Littlefield is plaintiff. Littlefield initially sought recovery from Philip Furtney [“Furtney”] for fraud, negligent misrepresentations, and breach of guaranty. This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney – Pondella Hall for Hire, Inc., and

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2009

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

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

Furtney passed away in September 2007, several months before the scheduled trial date. In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the defendant’s estate as the defendant and continue to pursue the claim to judgment. Furtney’s estate has now been substituted as the defendant and Littlefield intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers from Furtney’s estate, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation. After the substitution, Furtney’s estate discharged Furtney’s previous counsel and retained their own counsel which resulted in additional delay. We expect the case will go to trial in the fall of 2009.

South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., and Gamecock Promotions, Inc., 05-ALJ-17-0413-CC.

This and the following case have now been settled. The South Carolina Department of Revenue issued an administrative bingo violation against the above referenced parties alleging that the Company has an unlawful number of bingo promoter licenses. The Department of Revenue sought to revoke all bingo promoter licenses held by the Company's South Carolina subsidiaries and sought a $5,000 penalty. The Department of Revenue sought to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company.  The Department of Revenue's theory is that the three South Carolina subsidiaries were sham corporations and that, as a matter of law, the Company should be deemed the holder of the 12 promoter licenses at issue.  South Carolina law provides that a promoter may only have 5 licenses.

Additionally, in Littlefield Corporation, Gamecock Promotions Inc., Palmetto Upstate Promotions Inc., and Midlands Promotions Inc. v. South Carolina Department of Revenue, 07-ALJ-17-623-CC, the Company and its subsidiaries protested the South Carolina Department of Revenue's initial denial of six additional promoters licenses that the Department of Revenue denied on the same theories upon which they sought to revoke the other subsidiaries' promoter licenses, as described above.  Although both parties' Motions for Summary Judgment were denied in this proceeding, in June 2008, the administrative law judge in this protest proceeding ordered that the six licenses be issued pending trial and resolution of the proceedings between the Department of Revenue and the Company.

The Company and its subsidiaries vigorously defended the revocation proceeding and the right to hold the additional licenses for which the subsidiaries applied and asserted that Littlefield Corporation is not the holder of these promoter licenses, but rather that its lawfully formed subsidiaries are separate corporations that each hold a lawful number of the promoter licenses.

The Company and the Department of Revenue recently entered into a settlement agreement regarding these matters which allows the Company’s subsidiaries to continue as bingo promoters as they have done in the past. In accordance with the agreement, the subsidiaries, without a fine or penalty, will continue as bingo promoters and for a period of two years the Company and its subsidiaries are to provide the Department with certain quarterly and annual information pertaining to its subsidiaries. In March 2009, both matters were dismissed with prejudice by an Administrative Law Judge.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

Cause No. 8285-D; West Texas Bingo, Inc v. Rodger Hiatt, in the 350th Judicial District Court of Taylor County, Texas.

In this case, the Company is plaintiff. The Company filed suit against the Defendant alleging the Defendant interfered with the Company's bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendant asserted counterclaims against the Company alleging that the Company's claims were harassing and constituted intentional infliction of emotional distress. Defendant’s claims were dismissed by the Court via summary judgment in June 2008, and there are currently no pending claims being asserted by Defendant against West Texas Bingo, Inc. or Littlefield Corporation. The lawsuit is ongoing and the parties are currently engaged in discovery. The matter has not been set for trial, nor have the parties scheduled a pre-trial mediation.

Cause No.24, 182-B; West Texas Bingo, Inc. v. Janie Wall, in the 104th Judicial District Court of Taylor County, Texas.

In this case, the Company is plaintiff. The Company filed suit against the Defendant alleging the Defendant interfered with the Company's bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendant asserted counterclaims against the Company alleging that the Company's claims were harassing and constituted intentional infliction of emotional distress. Defendant’s claims were dismissed by the Court via summary judgment in June 2008. Defendant, however, recently moved the Court for leave to assert additional claims against Littlefield Corporation and its CEO. The Court granted Defendant’s request. The lawsuit is ongoing and the parties are currently engaged in discovery. The matter has not been set for trial, nor have the parties scheduled a pre-trial mediation.

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 , which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, as required. The adoption of SFAS 159 did not have a significant impact on our financial position or results of operations.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

In December 2007, the FASB issued SFAS 141(R), Business Combinations—a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on our consolidated financial statements.

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

NOTE 13 – SUBSEQUENT EVENTS.

In April 2009, the Company sold its Premiere Tents and Events business unit reflecting the Company’s strategic focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. A final determination of the expected gain on sale will be determined within ninety days of the closing in accordance with the terms of the asset purchase agreement. Assets purchased, excluding goodwill, were approximately $413,000 consisting mainly of equipment and rental inventory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The first quarter 2009 discussion in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment segment’s charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida. In April 2009, the Company disposed of Premiere Tents & Events thereby strategically focusing on its Entertainment business.

The disposition of Premiere Tents & Events is the final transaction in the disposition of the Company’s Hospitality segment which had included units engaged in catering and party rentals. The disposition of Premiere Tents & Events is expected to result in a yet to be determined gain which will be included in Q2 2009 results.

The Company achieved a record level of revenue from continuing operations which increased 24% over the comparable prior year period. Income from continuing operations was approximately $393,000, up approximately $505,000 over the prior year period.

The Q1 2009 results include approximately $284,000 of notable items: $158,000 of expense from the effects associated with the start-up of new halls and re-openings at halls in Texas, $85,000 of legal expenses for South Carolina, Texas and Furtney litigation, $10,000 of acquisition related expenses and $31,000 for non-cash stock-based compensation. The Company is working to reduce the negative impact of the Texas start-up operations and its legal fees should be more manageable with the recently reported South Carolina settlement. In addition, the Company expects the Furtney litigation to go to trial this calendar year.

The Q1 2008 earnings included approximately $397,000 of notable items: $240,000 from Texas start-ups and re-openings, $143,000 from legal expenses related to South Carolina and Texas and the Furtney litigation and $14,000 for non-cash stock-based compensation expense.

Revenues

The following table sets forth the Company’s revenues from continuing operations the three months ended March 31, 2009 and 2008:

	2009	2008	Change	% Change
Total Revenues	$2,825,000	$2,270,000	$ 555,000	24%
Entertainment	2,805,000	2,250,000	555,000	25%
Texas	1,326,000	1,260,000	66,000	5%
South Carolina	973,000	510,000	463,000	91%
Alabama / Florida	506,000	480,000	26,000	5%
Other	$ 20,000	$ 20,000	$ ---	NM

During the first three months of 2009, total revenues for the Company increased 24% from 2008. Entertainment revenue increased 25% and was favorably affected by the contribution of revenue from a net of seven halls acquired since the beginning of last year in South Carolina and Florida; a total of nine halls were acquired and two under-performing halls were closed. The first quarter is typically the strongest quarter especially in South Carolina.

By state, Entertainment revenues for Texas, South Carolina and Alabama were 47%, 35% and 18% of total Entertainment revenue respectively compared to 56%, 23% and 21% in 2008. Other revenue includes other ancillary services and miscellaneous revenue not reported as segment revenue.

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the three months ended March 31, 2009 and 2008. Gross profit percent (gross profit as a percent of sales) increased to 41.0% from 30.8% in 2008.

	2009	2008	Change	% Change
Total Gross Profit	$1,171,000	$712,000	$459,000	65%
Entertainment	1,151,000	692,000	459,000	66%
Other	$ 20,000	$ 20,000	$ ---	NM

Overall, total cost of services increased 6% over the comparable three-month prior year period mainly as a result of higher rent costs associated with new bingo halls.

Direct salaries and other compensation were up approximately $43,000 or 24% above the prior year reflecting the addition of staffing to support the acquired halls.

Rent and utilities in 2009 rose approximately $185,000 or 32% over 2008, largely due to the addition of our new halls in South Carolina and Florida. In 2009 and 2008, we did not recognize lease costs on a straight-line basis as provided in SFAS 13, paragraph 15 and FTB 85-3. Instead, lease costs were recognized based on payments made or accrued during each month. If the Company had recognized lease expense on a straight-line basis in 2009 and 2008, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses. Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2009 declined $165,000 or 25% from the prior year, mainly resulting from lower costs such as advertising, promotions and development expenses associated with start-ups, re-openings and closures of certain halls in Texas.

Depreciation and amortization expense totaled approximately $207,000 ($178,000 Cost of Services plus $29,000 G&A) in 2009 versus $164,000 in the prior year. The increase in depreciation is mainly attributed to hall renovations last year.

General and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation totaled approximately $542,000 in 2009, compared to approximately $547,000 in 2008, a decrease of about $5,000. The decrease mainly related to a staff reduction partially offset by certain compensation adjustments.

Other income and expense was an expense of approximately $55,000 for 2009, compared to approximately $66,000 in 2008. The difference mainly stems from lower interest expense from the refinancing of legal settlements and certain notes payable during 2008 and lower interest rates.

Our income tax expense for 2009 was approximately $26,000 compared to $22,000 in 2008, all of which is related to the expected effective tax rate for state income taxes. As of December 31, 2008, the Company had a net operating loss available for carryover on its federal income taxes of approximately $9,200,000.

Income from continuing operations

During the first three months of 2009, income from continuing operations was approximately $393,000; $0.02 per basic share and $0.02 per fully diluted share. Income from continuing operations for the first three months of 2008 was a loss of approximately $112,000; ($0.01) per basic share and ($0.01) per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 16,754,901 in 2009 compared to11,738,662 in 2008. The increase in shares outstanding mainly represents the sale of 5,190,568 shares of common stock on March 27, 2008.

The Q1 2009 results include approximately $284,000 of notable items: $158,000 of expense from the effects associated with the start-up of new halls and re-openings at halls in Texas, $85,000 of legal expenses for South Carolina, Texas and Furtney litigation, $10,000 of acquisition related expenses and $31,000 for non-cash stock-based compensation. The Company is working to reduce the negative impact of the Texas start-up operations and its legal fees should be more manageable with the recently reported South Carolina settlement. In addition, the Company expects the Furtney litigation to go to trial this calendar year.

The Q1 2008 earnings included approximately $397,000 of notable items: $240,000 from Texas start-ups and re-openings, $143,000 from legal expenses related to South Carolina and Texas and the Furtney litigation and $14,000 for non-cash stock-based compensation expense.

Adjusted for the noted items above, the adjusted income from continuing operations during the first three months of 2009 was $677,000 and basic earnings per share were $0.04 per share in 2009 versus an adjusted net income of $285,000 and basic earnings per share of $0.02 last year.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2009, totaled approximately $4,142,000 and represented 21% of total assets of approximately $19,398,000. Current assets totaled approximately $5,518,000. Current liabilities totaled $2,774,000. Working capital was approximately $2,744,000 with a current ratio of 1.9 to 1 compared to approximately 1.9 to 1 in December 2008.

Cash provided by operating activities for the three months ended March 31, 2009 totaled approximately $706,000 compared to cash used of $7,000 during 2008. Cash flows from operating activities in 2009 were increased by net income of approximately $283,000 and provided by non-cash depreciation expense of approximately $260,000, stock based compensation of approximately $31,000, a $300,000 contingent cash deposit associated with the sale of PTE and offset by other net changes in asset and liability accounts of $168,000.

Net cash used in investing activities totaled approximately $355,000 for capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of a hall in South Carolina during the three months ended March 31, 2009. This compared to net cash used in investing activities of approximately $1,164,000 in 2008 for the purchase of capital assets and an acquisition.

Cash used in financing activities in 2009 totaled approximately $635,000, compared to net cash provided by financing activities in 2008 of approximately $6,926,000. During the first three months of 2009, approximately $500,000 of cash was used in the final payoff of a note related to the purchase of six halls in South Carolina last year to realize a $300,000 reduction in purchase price and approximately $135,000 was used for the payment of notes payable and legal settlement obligations. In 2008, approximately $7,000,000 of cash proceeds were obtained through the sale of common stock, approximately $27,000 was provided by exercised options and $101,000 was used for the payment of notes payable and legal settlement obligations.

At March 31, 2009, we had approximately $19,398,000 in total assets with total liabilities of approximately $5,994,000 and approximately $13,404,000 of shareholders’ equity. Total assets include approximately $4,142,000 in cash, $708,000 of net accounts receivable, other current assets of $256,000, assets held for sale of $412,000, $7,456,000 of net property and equipment, $6,159,000 of intangible assets, and $265,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $140,000 and notes payable obligations of approximately $3,353,000, legal settlement related obligations of $321,000 and accrued and related-party liabilities of $2,180,000.

In 2009, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations. We also plan to use advantageous combinations of bank financing, seller financing, treasury stock, and cash on hand to acquire new bingo halls when favorable terms can be obtained.

Financial Risk Management

Off-Balance Sheet Arrangements. We have no off-balance sheet debt.

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments. There were no significant investments in marketable securities at March 31, 2009 or 2008. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 , which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, as required. The adoption of SFAS 159 did not have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS 141(R), Business Combinations—a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in “Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Risk” above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) the information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon their evaluation, our management including the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15 d – 15(e) under the Securities Exchange Act) are effective, as of the end of the period covered by this report on Form 10-Q, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	2002 Stock Option Plan (incorporated by reference to Exhibit 1 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.2*	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.3*	2009 Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009).
31.1	Rule 31a-14(a) / 15d-14(a) Certifications, filed herewith.
32.1	Section 1350 Certifications, filed herewith.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

May 14, 2009

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/ RICHARD S. CHILINSKI
Richard S. Chilinski
Chief Financial Officer