Form 10-Q
period 2009-06-30
LITTLEFIELD CORP
filed 2009-08-14
CIK 931683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009	Commission file number 0-24805

LITTLEFIELD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

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

On July 25, 2009, 18,084,114 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended June 30, 2009

INDEX

Part I. Financial Information

Item 1	Financial Statements
a)	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 .................................................	2
b)	Consolidated Statements of Operations (unaudited) for the Three
	Months Ended June 30, 2009 and 2008..............................	3

c)	Consolidated Statements of Operations (unaudited) for the Six
	Months Ended June 30, 2009 and 2008..............................	5

d)	Consolidated Statements of Cash Flows (unaudited) for the Six
	Months Ended June 30, 2009 and 2008..............................	7

e)	Notes to Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations.............................................	18

Item 3	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4	Controls and Procedures	21

Part II. Other Information
Item 1	Legal Proceedings .......................................................	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds .............	22

Item 6	Exhibits ....................................................................	22
	Item 6.	19

	Signatures and Certifications ..........................................	23

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Littlefield Corporation

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2009	December 31, 2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$ 3,957,429	$ 4,425,724
Accounts receivable, net of allowance for doubtful accounts of $57,347and $109,286, respectively	503,847	687,495
Other current assets	252,773	217,387
Note receivable – current portion	75,000	1,932
Assets held for sale	---	431,568
Total Current Assets	4,789,049	5,764,106

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,338,012	7,557,025

Other Assets:
Goodwill	5,215,634	5,055,534
Intangible assets, net	934,157	902,449
Note receivable, net	417,470	---
Other non-current assets	262,003	246,961
Total Other Assets	6,829,264	6,204,944

TOTAL ASSETS	$ 18,956,325	$ 19,526,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$ 266,027	$ 749,786
Long term debt, legal settlements, current portion	256,685	262,748
Trade accounts payable	101,726	316,156
Accrued expenses	1,307,702	1,747,700
Total Current Liabilities	1,932,140	3,076,390

Long-term Liabilities:
Long term debt, net of current portion	3,023,018	3,166,515
Long term debt, legal settlements, net of current portion	---	120,742
Other liabilities, related party	84,006	72,000
Total Long-term Liabilities	3,107,024	3,359,257
Total Liabilities	5,039,164	6,435,647

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 17,534,707 shares, respectively , outstanding 18,084,114 shares and 16,754,901 shares, respectively)	18,818	17,535
Additional paid-in-capital	31,099,580	30,683,264
Treasury stock – 733,292 and 779,806 shares, at cost	(915,586)	(993,891)
Accumulated deficit	(16,285,651)	(16,616,480)
Total Stockholders' Equity	13,917,161	13,090,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,956,325	$ 19,526,075

See notes to consolidated financial statements.

Littlefield Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,

	2009	2008
REVENUES:
Entertainment	$2,358,525	$2,064,121
Other	19,955	27,328
TOTAL REVENUES	2,378,480	2,091,449

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	212,025	197,566
Rent and utilities	794,056	603,836
Other direct operating costs	585,134	717,152
Depreciation and amortization	176,229	165,517
License expense	36,473	32,352
TOTAL COSTS AND EXPENSES	1,803,917	1,716,423

GROSS MARGIN	574,563	375,026

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	323,138	310,182
Legal and accounting fees	216,643	238,048
Depreciation and amortization	27,057	32,116
Share-based compensation expense	122,869	11,895
Other general and administrative	152,103	197,586
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	841,810	789,827

OPERATING INCOME (LOSS)	(267,247)	(414,801)

OTHER INCOME AND EXPENSES:
Interest income	16,765	33,757
Interest expense	(55,909)	(99,496)
TOTAL OTHER INCOME AND EXPENSES	(39,144)	(65,739)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(306,391)	(480,540)

PROVISION FOR INCOME TAXES	26,903	22,334

INCOME (LOSS) FROM CONTINUING OPERATIONS	(333,294)	(502,874)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	381,534	490,876

NET INCOME (LOSS)	$ 48,240	$ (11,998)

See notes to consolidated financial statements.

Littlefield Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,

2009	2008

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$ (0.02)	$ (0.03)
Discontinued operations	0.02	0.03
Total	$ 0.00	$ 0.00

Diluted earnings (loss) per share
Continuing operations	$ (0.02)	$ (0.03)
Discontinued operations	0.02	0.03
Total	$ 0.00	$ 0.00

Weighted average shares outstanding – basic	17,512,788	16,737,669

Weighted average shares outstanding – diluted	17,786,972	16,737,669

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,

	2009	2008
REVENUES:
Entertainment	$ 5,163,710	$4,314,108
Other	40,031	47,270
TOTAL REVENUES	5,203,741	4,361,378

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	432,169	392,281
Rent and utilities	1,552,467	1,183,425
Other direct operating costs	1,068,588	1,342,043
Depreciation and amortization	354,025	297,411
License expense	50,471	59,186
TOTAL COSTS AND EXPENSES	3,457,720	3,274,346

GROSS MARGIN	1,746,021	1,087,032

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	655,400	629,337
Legal and accounting fees	348,014	406,908
Depreciation and amortization	56,551	64,097
Share-based compensation expense	153,854	26,206
Other general and administrative	324,963	398,770
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,538,782	1,525,318

OPERATING INCOME (LOSS)	207,239	(438,286)

OTHER INCOME AND EXPENSES:
Interest income	28,762	46,410
Interest expense	(114,790)	(178,214)
Other	(8,157)	---
TOTAL OTHER INCOME AND EXPENSES	(94,185)	(131,804)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	113,054	(570,090)

PROVISION FOR INCOME TAXES	53,356	44,344

INCOME (LOSS) FROM CONTINUING OPERATIONS	59,698	(614,434)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	271,131	260,941

NET INCOME (LOSS)	$ 330,829	$ (353,493)

See notes to consolidated financial statements.

Littlefield Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,

2009	2008

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$ 0.00	$ (0.04)
Discontinued operations	0.02	0.02
Total	$ 0.02	$ (0.02)

Diluted earnings (loss) per share
Continuing operations	$ 0.00	$ (0.04)
Discontinued operations	0.02	0.02
Total	$ 0.02	$ (0.02)

Weighted average shares outstanding – basic	17,135,938	14,238,166

Weighted average shares outstanding – diluted	17,983,240	14,238,166

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 330,829	$(353,493)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	463,562	495,371
Bad debt allowance	(12,118)	(59,752)
Stock-based compensation expense	153,854	26,206
(Gain) loss on sale of business unit	(403,556)	(474,387)
(Gain) loss on disposals of equipment	8,157	---

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	211,345	86,335
Other assets	(65,935)	252,235
Trade accounts payable	(212,696)	118,646
Accrued expenses and other current liabilities	(41,144)	(316,773)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	432,298	(225,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(228,930)	(1,407,505)
Purchase of goodwill and intangibles	(210,100)	(410,792)
Purchase of common stock	(24,436)	---
Proceeds from the sale of equipment	6,775	---
Proceeds from repayment of notes receivable, net	19,463	1,687
Proceeds from sale of business	300,000	250,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(137,228)	(1,566,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(763,365)	(191,360)
Proceeds from sale of common stock	---	7,000,000
Proceeds from options exercised	---	34,316
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(763,365)	6,842,956

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(468,295)	5,050,734

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,425,724	1,965,624

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,957,429	$7,016,358

See notes to consolidated financial statements.

Littlefield Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six Months Ended June 30,

	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$ 114,790	$ 178,214

Income taxes	$ 52,942	$ 65,789

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan	$ 17,815	$ 25,817

Issuance of treasury stock under employee stock purchase plan	$ 17,515	$ 16,734

Transfer of property and equipment to Assets Held for Sale	$ ---	$ 512,327

Issuance of common stock as stock-based compensation	$ 367,156	$ ---

Sale of business in exchange for note receivable	$ 600,000	$ 400,000

See notes to consolidated financial statements.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2009

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

The operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others. This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

NOTE 2 – DISCONTINUED OPERATIONS.

This report presents the results of operations of the Company’s Hospitality segment for the six-month periods ended June 30, 2009 and 2008, as discontinued operations and the assets related to the Hospitality segment are classified as assets held for sale as of the December 31, 2008 balance sheet presented in this report. On April 1, 2009, the Company completed the sale of its Premiere Tents and Events (“PTE”) business unit reflecting the Company’s focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The PTE business unit was sold for $900,000 consisting of $300,000 cash consideration and a seven year note for $600,000 at sixpercent interest. The asset sale resulted in a gain on sale of $403,556 resulting from a $900,000 sales price less $406,444 of disposed assets, at net book value and a fifteen percent valuation allowance on the seven year note.

On April 15, 2008, the Company sold the assets of its custom catering business unit. The asset sale of the catering business unit resulted in a gain on sale of $474,387 resulting from a $650,000 sales price less $175,613 of disposed assets, at net book value. The assets of the catering business unit were sold for $650,000 with payment consisting of $250,000 in cash and a three year $400,000 note receivable at seven percent (7%). During the third quarter of 2008, the note was paid in full less a net discount of $22,000 granted for the early payoff of the note.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2009

NOTE 2 – DISCONTINUED OPERATIONS (continued).

The amounts of the discontinued Hospitality segment’s sales, gross profit, gain on sale, income from discontinued operations and income per basic share included in the second quarter and six months ended June 30, 2009 and 2008 are as follows:

	Q209	Q208	Change	Q209 YTD	Q208 YTD	Change
Revenue	$ ---	$ 788,882	$(788,882)	$ 425,533	$ 1,642,884	$(1,217,351)
Gross profit (loss)	$(22,022)	16,489	$ (38,511)	$(132,425)	$(213,446)	$ 81,021
Gain on asset disposal	403,556	474,387	(70,831)	403,556	474,387	(70,831)
Income from discontinued operations	$ 381,534	$ 490,876	$ (109,342)	$ 271,131	$ 260,941	$ 10,190
Income per share	$ 0.02	$ 0.03		$ 0.02	$ 0.02

Assets held for sale as of June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008

Fixed and other assets	$ ---	$ 431,568

Fixed and other assets held for sale consist mainly of rental inventory and equipment.

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
Land	$ 740,467	$ 740,467
Buildings	3,395,498	3,395,498
Leasehold improvements	5,462,158	5,378,571
Equipment, furniture and fixtures	3,578,009	3,511,628
Automobiles	118,904	134,556
	13,295,036	13,160,720

Less: Accumulated depreciation and amortization	(5,957,024)	(5,603,695)

Property and equipment, net	$ 7,338,012	$ 7,557,025

Total depreciation expense, for owned and leased assets, charged to continuing operations for the six months ended June 30, 2009 and 2008 was approximately $392,000 and $349,000 respectively.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2009

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at June 30, 2009 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2008	$6,854,540	$(1,799,006)	$5,055,534
Goodwill acquired during period	160,100		160,100
Goodwill at June 30, 2009	$7,014,640	$(1,799,006)	$5,215,634

Intangible assets at June 30, 2009 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2008	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at June 30, 2009	$881,339	(51,974)	$ 829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2008	$282,500	(209,416)	$ 73,084
Change in covenants not to compete	50,000	(18,292)	31,708
Covenants not to compete at June 30, 2009	$332,500	(227,708)	$ 104,792
Intangible Assets, Net of Accumulated Amortization			$ 934,157

Amortization expense charged to operations for the six months ended June 30, 2009 and 2008 was approximately $18,000 and $12,000 respectively.

NOTE 5 - SHAREHOLDERS’ EQUITY.

At June 30, 2009, the Company holds 733,292 treasury shares at an average purchase cost of $1.25.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2009

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

The Company recorded approximately $154,000 and $26,000 in compensation expense in the six month periods ended June 30, 2009 and June 30, 2008, respectively, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes options pricing model. There were 1,020,000 and 0 options issued during the six month periods ended June 30, 2009 and 2008, respectively. For options issued in 2009, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 2.25% and an expected life of 10 years.

NOTE 7 – EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Six months ended June 30,	2009	2009	2008	2008
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$ 330,829	$ 330,829	$(353,493)	$(353,493)
Denominator:
Weighted average shares outstanding	17,135,938	17,135,938	14,238,166	14,238,166
Effect of dilutive securities:
Stock options and warrants	---	847,302	---	---
Weighted average shares outstanding	17,135,938	17,983,240	14,238,166	14,238,166

Earnings (loss) per share	$ 0.02	$ 0.02	$ (0.02)	$ (0.02)

Stock options to acquire 306,660 and 225,974 shares for the six months ended June 30, 2009 and 2008, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive to a loss per share or the options were out of the money. The dilutive securities for the six month period ended June 30, 2009, include a stock grant of 1,182,699 shares granted during the first quarter.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2009

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share Based Payment, using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods recorded in accordance with APB Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock options. At June 30, 2009, the Company has implemented five shareholder approved stock option plans. These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended. The plans collectively provide for the total issuance of 3,600,000 common shares over ten years from the date of each plan’s approval. In addition, the plans allow for additional increases of 15% of the then outstanding shares.

Transactions under the stock option plans are summarized below. At June 30, 2009, a total of 1,447,410 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/08	445,410	$ 0.53
Granted	1,020,000	0.36
Exercised	---	---
Forfeited	(18,000)	0.51
Outstanding at 6/30/09	1,447,410	$ 0.41

The fair value of options granted during the six month period ended June 30, 2009was approximately $270,144; 900,000 of the granted options vest over a three-year period with an exercise price of a ten percent premium over the stock price on the date of grant and 120,000 options vested upon grant.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2009 was $0, as no options were exercised.Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $167,000 as of June 30, 2009, related to approximately 750,000 shares with a per share weighted average fair value of $0.22. We anticipate this expense to be recognized over a weighted average period of approximately 2.50 years.

The following table summarizes information about options outstanding at June 30, 2009 under the Employee Stock Plan:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2009:	$1.26 - 1.87	25,500	5.6 years	$1.25	25,500	$1.25
	$ 0.00 - $1.25	1,421,910	8.5 years	$0.40	671,910	$0.49
	Total	1,447,410	8.4 years	$0.41	697,410	$0.52

	Aggregate intrinsic value	$535,217			$188,717

The weighted average remaining contractual life of options exercisable as of June 30, 2009 was 6.6 years.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2009

NOTE 9 – INCOME TAXES.

The Company recorded approximately $53,000 and $44,000 of state income tax expense, respectively, for the six months ended June 30, 2009 and 2008. The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $9,200,000 at December 31, 2008, and begin expiring in the year 2016.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of our implementation of FIN 48 at the time of adoption and as of June 30, 2009, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2005 through 2008 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 10 - RELATED PARTY TRANSACTIONS.

During 2009, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $12,000 and $12,000 of deferred compensation in the six months ended June 30, 2009 and 2008, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

Generally speaking, the Securities and Exchange Commission guidelines require a company to report any pending legal and/or regulatory proceedings that involves a claim for damages in excess of ten percent (10%) of its current assets. The litigation and proceedings discussed below do not necessarily meet this threshold, but are included in the interest of disclosure. The Company is also sometimes engaged in routine litigation incidental to its business. In general, the Company will vigorously defend itself against all claims to the fullest extent possible. The legal proceedings exclude certain insurance claims for which the Company believes are covered and defended by existing insurance policies and ordinary and incidental matters.

The Company is obligated to make payments over approximately the next year in settlement of litigation that was concluded in prior periods. At June 30, 2009, the carrying value of these obligations was approximately $257,000. The Company is current in all its settlement payment obligations.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2009

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

In this case, Littlefield is Plaintiff. Littlefield initially sought recovery from Philip Furtney [“Furtney”] for fraud, negligent misrepresentations, and breach of guaranty.  This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney – Pondella Hall for Hire, Inc., and 800438 Ontario.  Several months after the acquisition of the three centers, the Florida Attorney General obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and brought a civil proceeding for racketeering against the same two subsidiaries and American Bingo based upon the same allegations.  The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers.  Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo.  In fact, the agreements related to the sales specifically and falsely stated that there were not any ongoing governmental investigations.  American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement.  The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico, avoided service of the Complaint and would not permit his United States attorney to accept service of the Complaint.  Littlefield was successful in finally serving Furtney when he was in the United States in 2005, to attend related litigation.

Furtney passed away in September 2007, several months before the scheduled trial date.  In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the defendant’s estate as the defendant and continue to pursue the claim to judgment.  Furtney’s estate has now been substituted as the defendant and Littlefield intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers from Furtney’s estate, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation. After the substitution, Furtney’s estate discharged Furtney’s previous counsel and retained their own counsel which resulted in additional delay.  A hearing was conducted in July on a motion for summary judgment filed by Furtney's counsel and it is anticipated that the case will go to trial in the late 2009.

South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., and Gamecock Promotions, Inc., 05-ALJ-17-0413-CC.

This and the following case have now been settled. The South Carolina Department of Revenue issued an administrative bingo violation against the above referenced parties alleging that the Company had an unlawful number of bingo promoter licenses. The Department of Revenue sought to revoke all bingo promoter licenses held by the Company's South Carolina subsidiaries and sought a $5,000 penalty. The Department of Revenue sought to pierce the corporate veil of the Company to thereby attribute the promoter licenses to the Company.  The Department of Revenue's theory was that the three South Carolina subsidiaries were sham corporations and that, as a matter of law, the Company should be deemed the holder of the 12 promoter licenses at issue.  South Carolina law provides that a promoter may only have 5 licenses.

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

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

The Company and the Department of Revenue entered into a settlement agreement regarding these matters which allows the Company’s subsidiaries to continue as bingo promoters as they have done in the past. In accordance with the agreement, the subsidiaries, without a fine or penalty, will continue as bingo promoters and for a period of two years the Company and its subsidiaries are to provide the Department with certain quarterly and annual information pertaining to its subsidiaries. In June 2009, both matters were dismissed with prejudice by an Administrative Law Judge.

Cause No.24, 182-B; West Texas Bingo, Inc. v. Janie Wall, in the 104th Judicial District Court of Taylor County, Texas.

In this case, the Company is plaintiff. The Company filed suit against the Defendant alleging the Defendant interfered with the Company's bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendant asserted counterclaims against the Company alleging that the Company's claims were harassing and constituted intentional infliction of emotional distress. Defendant's claims were dismissed by the Court via summary judgment in June 2008.

Defendant, however, recently moved the Court for leave to assert additional claims against Littlefield Corporation and its CEO. The Court granted Defendant's request. The Court also recently granted Defendant's request to consolidate this matter with Cause No. 8285-D; West Texas Bingo, Inc v. Rodger Hiatt, pending in the 350th Judicial District Court of Taylor County, Texas, such that both cases are now pending before the same Court, that being the 104th Judicial District Court of Taylor County, Texas. The lawsuit is ongoing and the parties are currently engaged in discovery. The matter has not been set for trial, nor have the parties scheduled a pre-trial mediation.

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued SFAS 141(R), Business Combinations—a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a significant impact on our financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations , and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a significant impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial position or results of operations.

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

In June 2009, the FASB issued SFAS No. 168, TheFASB Accounting Standards CodificationTMand the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”), by which the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption to have a material impact on our consolidated financial position or results of operations.

NOTE 13 – SUBSEQUENT EVENTS.

We have evaluated subsequent events through August 11, 2009, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The second quarter 2009 year-to-date discussion in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment segment’s charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida. In April 2009, the Company disposed of Premiere Tents & Events (PTE) thereby strategically aligning its focus on its Entertainment business.

The disposition of PTE is the final transaction in the disposition of the Company’s Hospitality segment which had included units engaged in catering and party rentals. The disposition of the PTE business unit’s assets resulted in a gain of approximately $404,000.

The Company achieved a record level of revenue from continuing operations which increased 19% over the comparable prior year period. Income from continuing operations was approximately $60,000, up approximately $674,000 over the prior year period. Excluding the notable items described below, income from continuing operations was approximately $1,117,000, up approximately $584,000 over the prior year period.

The Q2 2009 YTD results include approximately $1,057,000 of notable items: $635,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $260,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $8,000 other asset disposals and $154,000 for non-cash stock-based compensation. The Company is working to reduce the negative impact of the Texas start-up operations and its legal fees should be more manageable with the recently reported South Carolina settlement. The Company expects the Furtney litigation to conclude this calendar year.

The Q2 2008 earnings included approximately $1,148,000 of notable items: $748,000 of expense from Texas start-ups and re-openings, $374,000 from legal expense related to South Carolina, Texas and Furtney litigation and $26,000 for non-cash stock-based compensation expense.

Revenues

The following table sets forth the Company’s revenues from continuing operations the six months ended June 30, 2009 and 2008:

	2009	2008	Change	% Change
Total Revenues	$5,204,000	$4,361,000	$ 843,000	19%
Entertainment	5,164,000	4,314,000	850,000	20%
Texas	2,644,000	2,534,000	110,000	4%
South Carolina	1,629,000	878,000	751,000	86%
Alabama / Florida	891,000	902,000	(11,000)	(1%)
Other	$ 40,000	$ 47,000	($ 7,000)	NM

During the first six months of 2009, total revenues for the Company increased 19% from 2008. Entertainment revenue increased 20% and was favorably affected by the contribution of revenue from a net of seven halls acquired since the beginning of last year in South Carolina and Florida; a total of nine halls were acquired and two under-performing halls were closed. The first quarter is typically the strongest quarter especially in South Carolina.

By state, Entertainment revenues for Texas, South Carolina and Alabama were 51%, 32% and 17% of total Entertainment revenue respectively compared to 59%, 20% and 21% in 2008. Other revenue includes other ancillary services and miscellaneous revenue not reported as segment revenue.

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the six months ended June 30, 2009 and 2008. Gross profit percent (gross profit as a percent of sales) increased to 34% from 25% in 2008.

	2009	2008	Change	% Change
Total Gross Profit	$1,746,000	$1,087,000	$659,000	61%
Entertainment	1,706,000	1,040,000	666,000	64%
Other	$ 40,000	$ 47,000	($ 7,000)	NM

Overall, total cost of services increased 6% over the comparable six-month prior year period mainly as a result of higher rent costs associated with new bingo halls.

Direct salaries and other compensation were up approximately $40,000 or 10% above the prior year reflecting the addition of staffing to support the acquired halls.

Rent and utilities in 2009 rose approximately $369,000 or 31% over 2008, largely due to the addition of our new halls in South Carolina and Florida. In 2009 and 2008, we did not recognize lease costs on a straight-line basis as provided in SFAS 13, paragraph 15 and FTB 85-3. Instead, lease costs were recognized based on payments made or accrued during each month. If the Company had recognized lease expense on a straight-line basis in 2009 and 2008, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses. Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2009 declined approximately $273,000 or 20% from the prior year, mainly resulting from lower costs such as advertising, promotions and development expenses associated with start-ups, re-openings and closures of certain halls in Texas.

Depreciation and amortization expense totaled approximately $411,000 ($354,000 Cost of Services plus $57,000 G&A) in 2009 versus $362,000 in the prior year. The increase in depreciation is mainly attributed to hall renovations last year.

General and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation totaled approximately $527,000 in 2009, compared to approximately $514,000 in 2008, an increase of about $13,000. The increase mainly related to a staff reduction offset by certain compensation adjustments.

Other income and expense was an expense of approximately $94,000 for 2009, compared to approximately $132,000 in 2008. The difference mainly stems from lower interest expense from the refinancing of legal settlements and certain notes payable during 2008 and lower interest rates.

Our income tax expense for 2009 was approximately $53,000 compared to $44,000 in 2008, all of which is related to the expected effective tax rate for state income taxes. As of December 31, 2008, the Company had a net operating loss available for carryover on its federal income taxes of approximately $9,200,000.

Income from continuing operations

During the first six months of 2009, income from continuing operations was approximately $60,000; $0.00 per basic share and $0.00 per fully diluted share. The Company incurred a loss from continuing operations of approximately $614,000 for the first six months of 2008; a loss of ($0.04) per basic share and ($0.04) per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 17,135,938 in 2009 compared to14,238,166 in 2008. The increase in shares outstanding mainly represents the sale of 5,190,568 shares of common stock on March 27, 2008.

The Q2 2009 YTD results include approximately $1,057,000 of notable items: $635,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $260,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation and $154,000 for non-cash stock-based compensation. The Company is working to reduce the negative impact of the Texas start-up operations and its legal fees should be more manageable with the recently reported South Carolina settlement. The Company expects the Furtney litigation to conclude this calendar year.

The Q2 2008 earnings included approximately $1,148,000 of notable items: $748,000 of expense from Texas start-ups and re-openings, $374,000 from legal expense related to South Carolina, Texas and Furtney litigation and $26,000 for non-cash stock-based compensation expense.

Adjusted for the noted items above, the adjusted income from continuing operations during the first six months of 2009 was approximately $1,117,000 and basic earnings per share were $0.07 per share in 2009 versus an adjusted net income of approximately $533,000 and basic earnings per share of $0.04 last year.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2009, totaled approximately $3,957,000 and represented 21% of total assets of approximately $18,956,000. Current assets totaled approximately $4,789,000. Current liabilities totaled $1,932,000. Working capital was approximately $2,857,000 with a current ratio of 2.5 to 1 compared to approximately 1.9 to 1 in December 2008.

Cash provided by operating activities for the six months ended June 30, 2009 totaled approximately $432,000 compared to cash used of $226,000 during 2008. Cash flows from operating activities in 2009 were increased by net income of approximately $331,000 and provided by non-cash depreciation expense of approximately $464,000, stock based compensation of approximately $154,000 and partially offset by a gain on asset sale of $404,000 and other net changes in asset and liability accounts of $113,000.

Net cash used in investing activities totaled approximately $137,000 for capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of a hall in South Carolina during the six months ended June 30, 2009 partially offset by $300,000 from the sale of the PTE business unit. This compared to net cash used in investing activities of approximately $1,567,000 in 2008 for the purchase of capital assets and an acquisition.

Cash used in financing activities in 2009 totaled approximately $763,000, compared to net cash provided by financing activities in 2008 of approximately $6,843,000. During the first six months of 2009, approximately $500,000 was used in the final payoff of a note related to the purchase of six halls in South Carolina last year to realize a $300,000 reduction in purchase price and approximately $263,000 was used for the payment of notes payable and legal settlement obligations. In 2008, approximately $7,000,000 of cash proceeds were obtained through the sale of common stock, approximately $34,000 was provided by exercised options and $191,000 was used for the payment of notes payable and legal settlement obligations.

At June 30, 2009, we had approximately $18,956,000 in total assets with total liabilities of approximately $5,039,000 and approximately $13,917,000 of shareholders’ equity. Total assets include approximately $3,957,000 in cash, $504,000 of net accounts receivable, other current assets of $328,000, $7,338,000 of net property and equipment, $6,150,000 of intangible assets, $417,000 note related to the sale of PTE and $262,000 of other assets. Total liabilities primarily consist of accounts payable of approximately $102,000 and notes payable obligations of approximately $3,288,000, legal settlement related obligations of $257,000 and accrued and related-party liabilities of $1,308,000 and $84,000 respectively.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments. There were no significant investments in marketable securities at June 30, 2009 or 2008. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations—a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a significant impact on our financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations , and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a significant impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, TheFASB Accounting Standards CodificationTMand the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”), by which the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption to have a material impact on our consolidated financial position or results of operations.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under equity compensation plans. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first six months of 2009:

Repurchase Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans
Q1 2009	---	---	---
Q2 2009	34,385	$0.71	34,385

Total	34,385	$0.71	34,385

Average price per share includes transactions costs.

Item 6. Exhibits

Exhibit	Description
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

10.1*	2002 Stock Option Plan (incorporated by reference to Exhibit 1 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.2*	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).

10.3*	2009 Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC in March 31, 2009).
31.1	Rule 31a-14(a) / 15d-14(a) Certifications, filed herewith.
32.1	Section 1350 Certifications, filed herewith.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

August 14, 2009

By:

/s/ JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/ RICHARD S. CHILINSKI
Richard S. Chilinski
Chief Financial Officer