Form 10-Q
period 2009-09-30
LITTLEFIELD CORP
filed 2009-11-16
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009	Commission file number 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

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

On November 3, 2009, 18,009,114 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended September 30, 2009

INDEX

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements
a)	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	2
b)	Consolidated Statements of Operations (unaudited) for the Three
	Months Ended September 30, 2009 and 2008	3

c)	Consolidated Statements of Operations (unaudited) for the Nine
	Months Ended September 30, 2009 and 2008	5

d)	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months Ended September 30, 2009 and 2008	7

e)	Notes to Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	Controls and Procedures	23

Part II. OTHER INFORMATION
Item 1	Legal Proceedings	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6	Exhibits	24

	Signatures	25

PART I – FINANCIAL INFORMATION

Item 1.                                                                                                                     Financial Statements
Littlefield Corporation
CONSOLIDATED BALANCE SHEETS
        ASSETS
	September 30, 2009	December 31, 2008
	(unaudited)
Current Assets:
Cash and cash equivalents	$3,712,736	$4,425,724
Accounts receivable, net of allowance for doubtful accounts of $24,253 and $109,286, respectively	582,026	687,495
Other current assets	222,421	217,387
Note receivable – current portion	75,000	1,932
Assets held for sale	---	431,568
Total Current Assets	4,592,183	5,764,106

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,256,073	7,557,025

Other Assets:
Goodwill	5,215,634	5,055,534
Intangible assets, net	926,157	902,449
Note receivable, net	399,939	---
Other non-current assets	255,536	246,961
Total Other Assets	6,797,266	6,204,944

TOTAL ASSETS	$18,645,522	$19,526,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$269,679	$749,786
Long term debt, legal settlements, current portion	189,896	262,748
Trade accounts payable	154,711	316,156
Accrued expenses	1,205,170	1,747,700
Total Current Liabilities	1,819,456	3,076,390

Long-term Liabilities:
Long term debt, net of current portion	2,954,903	3,166,515
Long term debt, legal settlements, net of current portion	---	120,742
Other liabilities, related party	90,008	72,000
Total Long-term Liabilities	3,044,911	3,359,257
Total Liabilities	4,864,367	6,435,647

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 17,534,707 shares, respectively, outstanding 18,009,114 shares and 16,754,901 shares, respectively)	18,818	17,535
Additional paid-in-capital	31,116,245	30,683,264
Treasury stock – 808,292 and 779,806 shares, at cost	(970,306)	(993,891)
Accumulated deficit	(16,383,602)	(16,616,480)
Total Stockholders' Equity	13,781,155	13,090,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,645,522	$19,526,075

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,

	2009		2008
REVENUES:
Entertainment		$2,187,386	$2,078,799
Other		18,191	24,422
TOTAL REVENUES		2,205,577	2,103,221

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation		208,118	227,800
Rent and utilities		858,015	774,686
Other direct operating costs		472,515	760,524
Depreciation and amortization		181,021	178,222
License expense		13,391	13,727
TOTAL COSTS AND EXPENSES		1,733,060	1,954,959

GROSS MARGIN		472,517	148,262

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation		318,535	376,830
Legal and accounting fees		110,356	97,743
Depreciation and amortization		21,348	31,217
Share-based compensation expense		16,665	12,964
Other general and administrative		175,867	156,363
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES		642,771	675,117

CHANGE IN ESTIMATE		122,000	---

OPERATING INCOME (LOSS)		(48,254)	(526,855)

OTHER INCOME AND EXPENSES:
Interest income		7,866	42,290
Interest expense		(52,746)	(90,299)
TOTAL OTHER INCOME AND EXPENSES		(44,880)	(48,009)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES		(93,134)	(574,864)

PROVISION FOR INCOME TAXES		26,119	22,911

INCOME (LOSS) FROM CONTINUING OPERATIONS		(119,253)	(597,775)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS		21,302	(161,307)

NET INCOME (LOSS)	$	(97,951)	$(759,082)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,

2009	2008

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$(0.01)		$(0.04)
Discontinued operations	0.00		(0.01)
Total	$(0.01)	$	(0.05)

Diluted earnings (loss) per share
Continuing operations	$(0.01)		$(0.04)
Discontinued operations	0.00		(0.01)
Total	$(0.01)	$	(0.05)

Weighted average shares outstanding – basic	18,059,657		16,754,901

Weighted average shares outstanding – diluted	18,059,657		16,754,901

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,

	2009	2008
REVENUES:
Entertainment	$7,351,096	$6,392,907
Other	58,222	71,692
TOTAL REVENUES	7,409,318	6,464,599

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	640,287	620,081
Rent and utilities	2,410,482	1,958,111
Other direct operating costs	1,541,103	2,102,567
Depreciation and amortization	535,046	475,633
License expense	63,862	72,913
TOTAL COSTS AND EXPENSES	5,190,780	5,229,305

GROSS MARGIN	2,218,538	1,235,294

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	973,935	1,006,167
Legal and accounting fees	458,370	504,651
Depreciation and amortization	77,899	95,314
Share-based compensation expense	170,519	39,170
Other general and administrative	500,830	555,133
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,181,553	2,200,435

CHANGE IN ESTIMATE	122,000	---

OPERATING INCOME (LOSS)	158,985	(965,141)

OTHER INCOME AND EXPENSES:
Interest income	36,628	88,700
Interest expense	(167,536)	(268,513)
Other	(8,157)	---
TOTAL OTHER INCOME AND EXPENSES	(139,065)	(179,813)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	19,920	(1,144,954)

PROVISION FOR INCOME TAXES	79,475	67,255

INCOME (LOSS) FROM CONTINUING OPERATIONS	(59,555)	(1,212,209)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	292,433	99,634

NET INCOME (LOSS)	$232,878	$(1,112,575)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,

2009	2008

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$(0.00)	$(0.08)
Discontinued operations	0.02	0.01
Total	$0.01	$(0.07)

Diluted earnings (loss) per share
Continuing operations	$(0.00)	$(0.08)
Discontinued operations	0.02	0.01
Total	$0.01	$(0.07)

Weighted average shares outstanding – basic	17,447,228	15,083,201

Weighted average shares outstanding – diluted	18,143,559	15,083,201

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$232,878	$(1,112,575)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	665,930	762,527
Stock-based compensation expense	170,519	39,170
(Gain) loss on sale of business unit	(403,556)	(474,387)
(Gain) loss on disposals of equipment	8,157	---

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable, net	121,047	62,088
Other assets	(29,116)	252,292
Trade accounts payable	(159,709)	(10,944)
Accrued expenses and other current liabilities	(137,674)	(249,173)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	468,476	(731,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(341,359)	(1,991,615)
Purchase of goodwill and intangibles	(210,100)	(1,374,704)
Purchase of common stock	(79,156)	---
Proceeds from the sale of equipment	6,775	---
Proceeds from repayment of notes receivable, net	36,993	384,662
Proceeds from sale of business	300,000	250,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(286,847)	(2,731,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(894,617)	(303,433)
Proceeds from sale of common stock	---	7,000,000
Proceeds from options exercised	---	34,316
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(894,617)	6,730,883

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(712,988)	3,268,224

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,425,724	1,965,624

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,712,736	$5,233,848

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,

	2009		2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest		$167,536		$268,513

Income taxes		$64,834		$92,551

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan		$17,815		$25,817

Issuance of treasury stock under employee stock purchase plan		$17,515		$16,734

Transfer of property and equipment to Assets Held for Sale	$	---		$473,199

Issuance of common stock as stock-based compensation		$367,156	$	---

Sale of business in exchange for note receivable		$600,000	$	---

Purchase of acquisition assets in exchange for note payable	$	---		$500,000

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2009

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

The operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

NOTE 2 – DISCONTINUED OPERATIONS.

This report presents the results of operations of the Company’s Hospitality segment for the nine-month periods ended September 30, 2009 and 2008, as discontinued operations and the assets related to the Hospitality segment are classified as assets held for sale as of the December 31, 2008 balance sheet presented in this report. On April 1, 2009, the Company completed the sale of its Premiere Tents and Events (“PTE”) business unit reflecting the Company’s focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The PTE business unit was sold for $900,000 consisting of $300,000 cash consideration and a seven year note for $600,000 at six percent interest. The asset sale resulted in a gain on sale of $403,556 resulting from a $900,000 sales price less $406,444 of disposed assets, at net book value and a fifteen percent valuation allowance on the seven year note.

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
September 30, 2009

NOTE 2 – DISCONTINUED OPERATIONS (continued).

The amounts of the discontinued Hospitality segment’s sales, gross profit, gain on sale, income from discontinued operations and income (loss) per basic share included in the third quarter and nine months ended September 30, 2009 and 2008 were as follows:

		Q309		Q308	Change	Q309 YTD	Q308 YTD	Change
Revenue	$	---		$430,592	$(430,592)	$425,533	$2,073,476	$(1,647,943)
Gross profit (loss)		$21,302		(161,307)	$182,609	$(111,123)	$(374,753)	$263,630
Gain on asset disposal		---		---	---	403,556	474,387	(70,831)
Income (loss) from discontinued operations		$21,302		$(161,307)	$182,609	$292,433	$99,634	$192,799
Income (loss) per share		$0.00	$	(0.01)		$0.02	$0.01

Assets held for sale as of September 30, 2009 and December 31, 2008 consisted of the following:

September 30, 2009			December 31, 2008

Fixed and other assets	$	---	$431,568

Fixed and other assets held for sale consist mainly of rental inventory and equipment.

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Land	$740,467	$740,467
Buildings	3,395,498	3,395,498
Leasehold improvements	5,510,983	5,378,571
Equipment, furniture and fixtures	3,619,993	3,511,628
Automobiles	121,534	134,556
	13,388,475	13,160,720

Less: Accumulated depreciation and amortization	(6,132,402)	(5,603,695)

Property and equipment, net	$7,256,073	$7,557,025

Total depreciation expense, for owned and leased assets, charged to continuing operations for the nine months ended September 30, 2009 and 2008 was approximately $587,000 and $548,000 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2009

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at September 30, 2009 was as follows:
	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2008	$6,854,540	$(1,799,006)	$5,055,534
Goodwill acquired during period	160,100		160,100
Goodwill at September 30, 2009	$7,014,640	$(1,799,006)	$5,215,634

Intangible assets at September 30, 2009 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2008	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at September 30, 2009	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2008	$282,500	(209,416)	$73,084
Change in covenants not to compete	50,000	(26,292)	23,708
Covenants not to compete at September 30, 2009	$332,500	(235,708)	$96,792
Intangible Assets, Net of Accumulated Amortization			$926,157

Amortization expense charged to operations for the nine months ended September 30, 2009 and 2008 was approximately $26,000 and $23,000 respectively. The increase in goodwill and covenants not to compete resulted from a South Carolina bingo hall acquisition during the first quarter of 2009.

NOTE 5 - SHAREHOLDERS’ EQUITY.

At September 30, 2009, the Company held 808,292 treasury shares at an average purchase cost of $1.20.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2009

NOTE 6 – SHARE BASED PAYMENTS.

The Company recorded approximately $171,000 and $39,000 in compensation expense in the nine month periods ended September 30, 2009 and September 30, 2008, respectively, related to options issued under its stock-based incentive compensation plans.  This included expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options included the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  There were 1,020,000 and 0 options issued during the nine month periods ended September 30, 2009 and 2008, respectively. For options issued in 2009, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 2.25% and an expected life of 10 years.

NOTE 7 – EARNINGS PER SHARE.

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Nine months ended September 30,	2009	2009	2008	2008
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$232,878	$232,878	$(1,112,575)	$(1,112,575)
Denominator:
Weighted average shares outstanding	17,447,228	17,447,228	15,083,201	15,083,201
Effect of dilutive securities:
Stock options and warrants	---	696,331	---	---
Weighted average shares outstanding	17,447,228	18,143,559	15,083,201	15,083,201

Earnings (loss) per share	$0.01	$0.01	$(0.07)	$(0.07)

Stock options to acquire 255,940 and 217,136 shares for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive to a loss per share or the options were out of the money. The dilutive securities for the nine month period ended September 30, 2009, included a stock grant of 1,182,699 shares granted during the first quarter.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2009

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION.

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods unchanged in accounting for its stock options.  At September 30, 2009, the Company has implemented five shareholder approved stock option plans.  These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended.  The plans collectively provide for the total issuance of 3,600,000 common shares over ten years from the date of each plan’s approval.  In addition, the plans allow for additional increases of 15% of the then outstanding shares.

Transactions under the stock option plans are summarized below. At September 30, 2009, a total of 1,447,410 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/08	445,410	$0.53
Granted	1,020,000	0.36
Exercised	---	---
Forfeited	(18,000)	0.51
Outstanding at 9/30/09	1,447,410	$0.41

The fair value of options granted during the nine month period ended September 30, 2009 was approximately $270,144; 900,000 of the granted options vest over a three-year period with an exercise price of a ten percent premium over the stock price on the date of grant and 120,000 options vested upon grant.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2009 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $150,000 as of September 30, 2009, related to approximately 675,000 shares with a per share weighted average fair value of  $0.22. We anticipate this expense to be recognized over a weighted average period of approximately 2.25 years.

The following table summarizes information about options outstanding at September 30, 2009 under the Employee Stock Plans:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2009:	$1.26 - 1.87	25,500	5.3 years	$1.25	25,500	$1.25
	$0.00 - $1.25	1,421,910	8.2 years	$0.40	746,910	$0.47
	Total	1,447,410	8.2 years	$0.41	772,410	$0.50

	Aggregate intrinsic value	$414,056			$162,956

The weighted average remaining contractual life of options exercisable as of September 30, 2009 was 6.7 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2009

NOTE 9 – INCOME TAXES.

The Company recorded approximately $79,000 and $67,000 of state income tax expense, respectively, for the nine months ended September 30, 2009 and 2008.  The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $9,200,000 at December 31, 2008, and begin expiring in the year 2016.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of September 30, 2009, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2005 through 2008 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 10 - RELATED PARTY TRANSACTIONS.

During 2009, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $18,000 and $18,000 of deferred compensation in the nine months ended September 30, 2009 and 2008, respectively.

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

The Company is obligated to make payments over approximately the three quarters in settlement of litigation that was concluded in prior periods. At September 30, 2009, the carrying value of these obligations was approximately $190,000. The Company is current in all its settlement payment obligations.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2009

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

In this case, Littlefield is Plaintiff.  Littlefield initially sought recovery from Philip Furtney [“Furtney”] for fraud, negligent misrepresentations, and breach of guaranty.  This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney – Pondella Hall for Hire, Inc., [“Pondella”] and 800438 Ontario.  Several months after the acquisition of the three centers, the Florida Attorney General obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and brought a civil proceeding for racketeering against the same two subsidiaries and American Bingo based upon the same allegations.  The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers.  Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo.  In fact, the agreements related to the sales specifically and falsely stated that there were not any ongoing governmental investigations.  American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement.  The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico, avoided service of the Complaint and would not permit his United States attorney to accept service of the Complaint.  Littlefield was successful in finally serving Furtney when he was in the United States in 2005, to attend related litigation.

Furtney passed away in September 2007, several months before the scheduled trial date.  In the event a defendant dies following the commencement of litigation, The Florida Rules of Civil Procedure provide that a plaintiff may substitute the defendant’s estate as the defendant and continue to pursue the claim to judgment.  Furtney’s estate has now been substituted as the defendant and Littlefield intends to vigorously pursue the claim for all damages related to the purchase of the Florida centers from Furtney’s estate, including all sums paid in the acquisition, all costs incurred by American Bingo in the litigation with the state of Florida, and judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation.  After the substitution of Furtney’s estate as the defendant, the estate discharged Furtney’s previous counsel and retained their own counsel which resulted in additional delay.

Furtney’s counsel filed a motion for summary judgment seeking the dismissal of the claims arguing that the claims against Furtney are barred by the previous judgments in the litigation with Pondella and Ontario; they also argue that the claims against Furtney are time-barred by the statute of limitations.  Littlefield believes that both of these arguments are without merit.  A hearing was conducted in July and the parties are in the process of briefing the issue for the court.  A ruling is expected during the fourth quarter of 2009 and, assuming the motions are denied, a trial should be scheduled shortly thereafter.  In the event of an adverse ruling, Littlefield would take an appeal of the order.

Cause No. 24, 182-B; West Texas Bingo, Inc. v. Janie Wall, in the 104th Judicial District Court of Taylor County, Texas.

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

 Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

Cause No. 2009-CI-14245, B-Y Mission Plaza CC, Ltd. v. Coastal Bend Bingo, Inc. and Littlefield Corporation, in the 285th District Court of Bexar County, Texas.

B-Y Mission, Plaintiff in the above-styled matter, has filed suit against the Company alleging breach of a lease agreement between B-Y Mission, Landlord, and Coastal Bend, Lessee. The Company is the Guarantor of the Lease.  Coastal Bend, Lessee, terminated the lease under a termination clause that the Company believes permits termination of the lease under the circumstances.  The Landlord contends the termination was wrongful.  The lease provides for arbitration, and both parties have agreed to mediation and then submission of the matter to arbitration if mediation is unsuccessful.  Mediation is expected to be scheduled during the fourth quarter of 2009.

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In September 2009, the FASB updated FASB ASC 105, Generally Accepted Accounting Principles (FASB ASC 105). The update establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the update on July 1, 2009, as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

NOTE 13 – CHANGE IN ESTIMATE.

In accordance with FASB ASC 250, Accounting Changes (FASB ASC 250), we recorded a $122,000 change in estimate as a period change to reflect a revised estimate of prior year discretionary incentives. The effect on the prior year’s cost of services and general and administrative expenses would have been approximately $71,000 and $51,000 respectively.

NOTE 14 – SUBSEQUENT EVENTS.

On November 4, 2009, the Company announced it had signed an asset purchase agreement to acquire three bingo halls in South Carolina through appropriately formed and licensed wholly owned corporate subsidiaries in South Carolina. The acquisition is contingent upon finalizing certain related agreements, obtaining requisite regulatory approvals and completing due diligence. The acquisition is expected to be completed in Q4 2009.

In accordance with FASB ASC 855, Subsequent Events (FASB ASC 855) , we have evaluated subsequent events through November 14, 2009, the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The third quarter 2009 and year-to-date discussion in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

In April 2009, the Company disposed of Premiere Tents & Events (PTE) thereby strategically aligning its focus on its Entertainment business. The disposition of PTE was the final transaction in the disposition of the Company’s Hospitality segment which had included units engaged in catering and party rentals.  The disposition of the PTE business unit’s assets resulted in a gain of approximately $404,000.

Third quarter 2009 compared to 2008

During the third quarter, the Company achieved a record level of third quarter revenue from continuing operations which increased 5% over the comparable prior year period. Income (loss) from continuing operations was a loss of approximately $119,000, an improvement of approximately $479,000 over the comparable prior year period. Excluding the notable items described below, income from continuing operations was approximately $152,000, up approximately $122,000 over the prior year period.

The Q3 2009 results include approximately $271,000 of notable items:  $303,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $73,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation and $17,000 for non-cash stock-based compensation which were partially offset by a $122,000 reduction of estimated prior year reserve for incentive compensation.  The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees should be more manageable with settlement of the South Carolina Department of Revenue cases reported in the second quarter.  The Company expects the Furtney litigation to conclude this calendar year.

The Q3 2008 results included approximately $628,000 of notable items: $476,000 of expense from Texas start-ups and re-openings, $69,000 from legal expense related to South Carolina and Texas and its Furtney litigation, $70,000 of consideration related to acquisitions and $13,000 for non-cash stock-based compensation expense.

Revenues

The following table sets forth the Company’s revenues from continuing operations for the quarters ended September 30, 2009 and 2008:

	Q3 2009	Q3 2008	Change	% Change
Total Revenues	$2,206,000	$2,103,000	$103,000	5%
Entertainment	2,188,000	2,079,000	109,000	5%
Texas	1,254,000	1,324,000	(70,000)	(5%)
South Carolina	647,000	354,000	293,000	83%
Alabama / Florida	287,000	401,000	(114,000)	(28%)
Other	$18,000	$24,000	$(6,000)	NM

During the third quarter of 2009, total revenues for the Company increased 5% from 2008. Entertainment revenue increased 5% and was favorably affected by the contribution of revenue from halls acquired since the beginning of last year in South Carolina; a total of eight halls were acquired in South Carolina and two under-performing halls were closed.  The third quarter is typically seasonally a weaker quarter due to weakness in July and August. Alabama / Florida was unfavorably affected by the discontinuance of a certain style of play of bingo.

By state, Entertainment revenues for Texas, South Carolina and Alabama / Florida were 57%, 30% and 13% of total Entertainment revenue respectively compared to 64%, 17% and 19% in 2008. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the quarters ended September 30, 2009 and 2008. Gross profit percent (gross profit as a percent of sales) increased to 21% from 7% in 2008.

	Q3 2009	Q3 2008	Change	% Change
Total Gross Profit	$473,000	$148,000	$325,000	219%
Entertainment	455,000	124,000	331,000	267%
Other	$18,000	$24,000	$(6,000)	NM

Overall, total cost of services decreased 11% from the comparable prior year quarter primarily as a result of lower start-up costs resulting from the closure of certain halls in Texas.

Direct salaries and other compensation were down approximately $20,000 or 9% from the prior year mainly reflecting the elimination of certain wages related to the closed Texas halls.

Rent and utilities in the third quarter 2009 rose approximately $83,000 or 11% over 2008, largely due to the addition of our new halls in South Carolina. In 2009 and 2008, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840).  Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2009 and 2008, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in the third quarter 2009 declined approximately $288,000 or 38% from the prior year, mainly resulting from lower costs such as advertising, promotions and development expenses associated with start-ups, re-openings and closures of certain halls in Texas.

Depreciation and amortization expense totaled approximately $202,000 ($181,000 Cost of Services plus $21,000 G&A) in 2009 versus $209,000 in the prior year.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $532,000 in Q3 2009, compared to approximately $492,000 in 2008, an insignificant increase of about $40,000. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q3 2009	Q3 2008
General and administrative expenses (GAAP basis)	$642,771	$675,117
Stock-based compensation	(16,665)	(12,964)
Noted legal expenses	(72,783)	(69,177)
Depreciation and amortization	(21,348)	(31,217)
Acquisition consideration	---	(70,000)
Corporate overhead (non-GAAP basis)	$531,975	$491,759

 During Q3 2009, the Company reversed an estimated prior year reserve for 2008 incentive compensation by $122,000.

Other income and expense was an expense of approximately $45,000 for 2009, compared to approximately $48,000 in 2008. The difference mainly stems from (i) lower interest income from lower interest rates and lower cash balances and (ii) lower interest expense from the refinancing of legal settlements and certain notes payable during 2008 in conjunction with lower interest rates and lower debt levels.

Our income tax expense for 2009 was approximately $26,000 compared to $23,000 in 2008, all of which is related to the expected effective tax rate for state income taxes.  As of December 31, 2008, the Company had a net operating loss available for carryover on its federal income taxes of approximately $9,200,000.

Income from continuing operations

During the third quarter of 2009, the Company’s loss from continuing operations was reduced by approximately $479,000 to a loss of approximately $119,000; ($0.01) loss per basic share and a loss of ($0.01) per fully diluted share. The Company incurred a loss from continuing operations of approximately $598,000 during the third quarter of 2008; a loss of ($0.05) per basic share and ($0.05) per fully diluted share.  The weighted average number of basic common shares outstanding totaled 18,059,657 in 2009 compared to 16,754,901 in 2008.  The increase in shares outstanding mainly represents shares issued as stock-based compensation.

The Q3 2009 results include approximately $271,000 of notable items:  $303,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $73,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation and $17,000 for non-cash stock-based compensation which were partially offset by a $122,000 reduction of estimated prior year reserve for incentive compensation.  The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees should be more manageable with settlement of the South Carolina Department of Revenue cases reported in the second quarter.  The Company expects the Furtney litigation to conclude this calendar year.

The Q3 2008 results included approximately $628,000 of notable items: $476,000 of expense from Texas start-ups and re-openings, $69,000 from legal expense related to South Carolina and Texas and its Furtney litigation, $70,000 of consideration related to acquisitions and $13,000 for non-cash stock-based compensation expense.

Adjusted for the noted items above, the adjusted income from continuing operations during the third quarter of 2009 was approximately $152,000 and basic earnings per share were $0.01 per share in 2009 versus an adjusted net income of approximately $30,000 and basic earnings per share of $0.00 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	Q3 2009	Q3 2008
Operating income (loss) (GAAP basis)	$(119,253)	$(597,775)
Hall start-up activities	303,651	475,583
Stock-based compensation	16,665	12,964
Noted legal expenses	72,783	69,177
Reduction of prior year reserve for incentive compensation	(122,000)	---
Acquisition consideration	---	70,000
Income (loss) excluding noted items (non-GAAP basis)	$151,846	$29,949

Nine months to date 2009 compared to 2008

During the nine months ended September 30, 2009, the Company achieved a record level of revenue from continuing operations which increased 15% over the comparable prior year period. The Company reduced its loss from continuing operations from the prior year by approximately $1.2 million to approximately $60,000. Excluding the notable items described below, income from continuing operations was approximately $1,269,000, up approximately $706,000 over the prior year period.

The Q3 2009 YTD results include approximately $1,328,000 of notable items:  $938,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $323,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $8,000 other asset disposals, $10,000 acquisition consideration and $171,000 for non-cash stock-based compensation which were partially offset by a $122,000 reduction of estimated prior year reserve for incentive compensation.  The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees should be more manageable with settlement of the South Carolina Department of Revenue cases reported in the second quarter.  The Company expects the Furtney litigation to conclude this calendar year.

The Q3 2008 earnings included approximately $1,775,000 of notable items: $1,223,000 of expense from Texas start-ups and re-openings, $423,000 from legal expense related to South Carolina, Texas and Furtney litigation, $90,000 of acquisition and divestiture consideration and $39,000 for non-cash stock-based compensation expense.

Revenues

The following table sets forth the Company’s revenues from continuing operations the nine months ended September 30, 2009 and 2008:

	2009	2008	Change	% Change
Total Revenues	$7,409,000	$6,465,000	$944,000	15%
Entertainment	7,351,000	6,393,000	958,000	15%
Texas	3,897,000	3,858,000	39,000	1%
South Carolina	2,276,000	1,232,000	1,044,000	85%
Alabama / Florida	1,178,000	1,303,000	(125,000)	(10%)
Other	$58,000	$72,000	$(14,000)	NM

During the first nine months of 2009, total revenues for the Company increased 15% from 2008. Entertainment revenue increased 15% and was favorably affected by the contribution of revenue from a net of six halls acquired since the beginning of last year in South Carolina; a total of eight halls were acquired and two under-performing halls were closed.

By state, Entertainment revenues for Texas, South Carolina and Alabama were 53%, 31% and 16% of total Entertainment revenue respectively compared to 60%, 19% and 21% in 2008. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the nine months ended September 30, 2009 and 2008. Gross profit percent (gross profit as a percent of sales) increased to 30% from 19% in 2008.

	2009	2008	Change	% Change
Total Gross Profit	$2,219,000	$1,235,000	$984,000	80%
Entertainment	2,161,000	1,164,000	997,000	86%
Other	$58,000	$71,000	$(13,000)	NM

Overall, total cost of services decreased 1% from the comparable nine-month prior year period mainly as a result of lower costs associated with the start-up of new halls ($561,000) partially offset by higher rent and utility costs related to new bingo halls ($452,000).

Direct salaries and other compensation were up approximately $20,000 or 3% above the prior year reflecting the addition of staffing to support the acquired halls.

Rent and utilities in 2009 rose approximately $452,000 or 23% over 2008, largely due to the addition of our new halls in South Carolina and Florida. In 2009 and 2008, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2009 and 2008, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2009 declined approximately $561,000 or 27% from the prior year, mainly resulting from lower costs such as advertising, promotions and development expenses associated with start-ups, re-openings and closures of certain halls in Texas.

Depreciation and amortization expense totaled approximately $613,000 ($535,000 Cost of Services plus $78,000 G&A) in 2009 versus $571,000 in the prior year. The increase in depreciation is mainly attributed to hall renovations last year.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $1,600,000 in 2009, compared to approximately $1,553,000 in 2008, an insignificant increase of approximately $47,000. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q3 YTD 2009	Q3 YTD 2008
General and administrative expenses (GAAP basis)	$2,181,553	$2,200,435
Stock-based compensation	(170,519)	(39,170)
Noted legal expenses	(322,673)	(422,734)
Depreciation and amortization	(77,899)	(95,314)
Acquisition and divestiture consideration	(10,000)	(90,000)
Corporate overhead (non-GAAP basis)	$1,600,462	$1,553,217

Other income and expense was an expense of approximately $139,000 for 2009, compared to approximately $180,000 in 2008. The difference mainly stems from lower interest expense from the refinancing of legal settlements and certain notes payable during 2008, lower debt levels and lower interest rates.

Our income tax expense for 2009 was approximately $79,000 compared to $67,000 in 2008, all of which is related to the expected effective tax rate for state income taxes.  As of December 31, 2008, the Company had a net operating loss available for carryover on its federal income taxes of approximately $9,200,000.

Income from continuing operations

During the first nine months of 2009, income (loss) from continuing operations was a loss of approximately $60,000; $0.00 per basic share and $0.00 per fully diluted share. During the first nine months of 2008, the Company incurred a loss from continuing operations of approximately $1,212,000; a loss of ($0.08) per basic share and ($0.08) per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,447,228 in 2009 compared to 15,083,201 in 2008.  The increase in shares outstanding mainly represents shares issued as stock-based compensation.

The Q3 2009 YTD results include approximately $1,328,000 of notable items:  $938,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $323,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $8,000 other asset disposals, $10,000 acquisition consideration and $171,000 for non-cash stock-based compensation which were partially offset by a $122,000 reduction of estimated prior year reserve for incentive compensation.  The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees should be more manageable with settlement of the South Carolina Department of Revenue cases reported in the second quarter.  The Company expects the Furtney litigation to conclude this calendar year.

The Q3 2008 earnings included approximately $1,775,000 of notable items: $1,223,000 of expense from Texas start-ups and re-openings, $423,000 from legal expense related to South Carolina, Texas and Furtney litigation, $90,000 of acquisition and divestiture consideration and $39,000 for non-cash stock-based compensation expense.

Adjusted for the noted items above, the adjusted income from continuing operations during the first nine months of 2009 was approximately $1,269,000 and basic earnings per share were $0.07 per share in 2009 versus an adjusted net income of approximately $563,000 and basic earnings per share of $0.04 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	2009	2008
Operating income (loss) (GAAP basis)	$(59,555)	$(1,212,209)
Hall start-up activities	938,796	1,223,341
Stock-based compensation	170,519	39,170
Noted legal expenses	322,673	422,734
Reduction of prior year reserve for incentive compensation	(122,000)	---
Acquisition and divestiture consideration	10,000	90,000
Asset disposals	8,157	---
Income (loss) excluding noted items (non-GAAP basis)	$1,268,590	$563,036

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2009, totaled approximately $3,713,000 and represented 20% of total assets of approximately $18,646,000.  Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition or which are readily convertible to cash without penalty. Current assets totaled approximately $4,592,000. Current liabilities totaled $1,819,000. Working capital was approximately $2,773,000 with a current ratio of 2.5 to 1 compared to approximately 1.9 to 1 in December 2008.

Cash provided by operating activities for the nine months ended September 30, 2009 totaled approximately $468,000 compared to cash used of $731,000 during 2008. Cash flows from operating activities in 2009 were increased by net income of approximately $233,000 and provided by non-cash depreciation expense of approximately $666,000, stock based compensation of approximately $171,000 and partially offset by a gain on asset sale of $404,000 and other net changes in asset and liability accounts of $198,000.

Net cash used in investing activities totaled approximately $287,000 for capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of a hall in South Carolina during the nine months ended September 30, 2009 partially offset by $300,000 from the sale of the PTE business unit. This compared to net cash used in investing activities of approximately $2,732,000 in 2008 mainly for the purchase of capital assets and an acquisition.

Cash used in financing activities in 2009 totaled approximately $895,000, compared to net cash provided by financing activities in 2008 of approximately $6,731,000.  During the first nine months of 2009, approximately $500,000 was used in the final payoff of a note related to the purchase of six halls in South Carolina last year to realize a $300,000 reduction in purchase price and approximately $395,000 was used for the payment of notes payable and legal settlement obligations.  In 2008, approximately $7,000,000 of cash proceeds were obtained through the sale of common stock, approximately $34,000 was provided by exercised options and $303,000 was used for the payment of notes payable and legal settlement obligations.

At September 30, 2009, we had approximately $18,646,000 in total assets with total liabilities of approximately $4,865,000 and approximately $13,781,000 of shareholders’ equity.  Total assets include approximately $3,713,000 in cash, $582,000 of net accounts receivable, other current assets of $297,000, $7,256,000 of net property and equipment, $6,142,000 of intangible assets, $400,000 note related to the sale of PTE and $256,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $155,000 and notes payable obligations of approximately $3,225,000, legal settlement related obligations of $190,000 and accrued and related-party liabilities of $1,205,000 and $90,000 respectively.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at September 30, 2009 or 2008. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

Recently Issued Accounting Pronouncements

See Note 12 – Recently Issued Accounting Pronouncements in the Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Risk above.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings

For a discussion of material pending legal proceedings, see Note 11 – Commitments and Contingencies in the unaudited Consolidated Financial Statements.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under equity compensation plans. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first nine months of 2009:

Repurchase Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans
Q1 2009	---	---	---
Q2 2009	34,385	$0.71	34,385
Q3 2009	75,000	$0.73	75,000

Total	109,385	$0.72	109,385

Average price per share includes transactions costs.

Item 6.         Exhibits

Exhibit	Description
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

                          November 16, 2009

                          By:

                                             /s/  JEFFREY L MINCH
                           Jeffrey L. Minch
                           President and Chief Executive Officer

                                            /s/  RICHARD S. CHILINSKI
                                             Richard S. Chilinski
                           Chief Financial Officer