Form 10-K
period 2009-12-31
LITTLEFIELD CORP
filed 2010-03-31
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009	Commission File No. 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	74-2723809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 N. Lamar Blvd.
Austin, Texas 78701
(Address of principal executive offices)
Registrant's telephone number:     512-476-5141

Securities registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [ X ]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer ”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2009, was $4,664,252 based upon the last sales price reported for such date on the OTC Bulletin Board.

        At the close of business on March 4, 2010 registrant had outstanding 17,909,114 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 19, 2010 (the “Proxy Statement”).

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

PART I

ITEM I: BUSINESS

Littlefield Corporation is a holding company incorporated in Delaware in 1994. Its businesses develop, own and operate charitable bingo halls with solely domestic U.S. operations in Texas, Alabama, Florida and South Carolina; collectively these are referred to as “Littlefield Entertainment”. Currently the Company operates 36 charitable bingo halls.

CURRENT YEAR EVENTS:

The year 2009 was a transformative year for the Company resulting in a singular focus on its Entertainment business and restored profitability. The Company disposed of Premiere Tents & Events thereby completing the final transaction in the disposition of Littlefield Hospitality which had included units engaged in catering and event rentals. The year was also marked by restructuring actions, some of which were in response to certain regulatory changes and the Company’s focus on profitability.

In addition, during 2009, the Company devoted time and resources related to the growth and expansion into targeted domestic U.S. areas and continued efforts to resolve certain legal matters.

The Company operated at a profit despite a lackluster economy and the unfavorable effects of start-up activities, certain on-going legal costs and non-cash stock-based compensation expense.

Growth and expansion

In January 2010 and February 2009, the Company completed the acquisition of bingo halls in South Carolina and realigned certain regional operations.

In April 2009, the Company sold the assets of its event rental business.

During 2009, certain Texas start-up halls had a measurable unfavorable impact on earnings of $1.1 million. During   2009, the Company ceased the operations of certain of these start-up halls in response to certain regulatory changes and restructuring efforts aimed to restore profitability.

Legal matters

Also during 2009, the Company continued efforts to resolve certain legal matters:

Early in 2009 and largely through continuing efforts during 2008, the Company resolved two cases with the South Carolina Department of Revenue: South Carolina Department of Revenue v. Littlefield Corporation, Midlands Promotions, Inc., Low Country Promotions, Inc., and Gamecock Promotions, Inc., 05-ALJ-17-0413-CC and Littlefield Corporation, Gamecock Promotions Inc., Palmetto Upstate Promotions Inc., and Midlands Promotions Inc. v. South Carolina Department of Revenue, 07-ALJ-17-623-CC. In these cases, the Department of Revenue sought to revoke all bingo promoter licenses held by the Company's South Carolina subsidiaries and sought a $5,000 penalty and the denial of six additional promoters licenses, related to the Company’s planned South Carolina acquisition.

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

All of the legal matters are discussed more thoroughly in Item 3 – “Legal Proceedings” and in “Notes to Consolidated Financial Statements” in Item 15.

PRINCIPAL BUSINESS AND MARKETS

LITTLEFIELD ENTERTAINMENT.  Our business is the management of charitable bingo halls.  We might be called a “commercial lessor”, “charitable bingo lessor”, “bingo conductor” or “bingo promoter” depending upon the jurisdiction in which we are operating.

“Littlefield Entertainment” owns and operates 36 charitable bingo halls.  Of these 36 bingo halls, fifteen (15) are in Texas (Austin-1, Abilene-1, Amarillo-3, McAllen-3, Lubbock-2, Odessa-1, Midland-1, San Angelo-2 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1),  seventeen (17) are in South Carolina (Charleston-5, Georgetown-1, Goose Creek-2, Walterboro-1, Conway-1, Aiken-1, Greer-2, Sumter-1, Columbia metro-3) and one (1) is in Florida.

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

When we invest in a new start up bingo hall, we anticipate recovering our entire investment (usually $200,000 to $500,000) within one to two years after the attainment of a stable and predictable operating environment (typically 6-12 months after the initiation of operations with a full contingent of charities).

In addition to starting up new charitable bingo halls, we may acquire other operations that also engage in the management of charitable bingo halls.  We anticipate an immediate going in return of 25-35% on our entire investment and the ability to sustain that level of performance for a ten (10) year period, absent only regulatory or environmental changes beyond our ability to predict or control.

Since 2008, the Company has invested approximately $2.0 million in the acquisition of bingo halls. These acquisitions included a net addition of eight halls. Subsequent to purchasing these halls, the Company has made certain capital expenditures and leasehold improvements to improve the operating environment and has applied its expertise to the extent allowed by the respective regulations in the jurisdiction of each hall. The average rate of return of these eight acquired halls collectively has been approximately 40%.

In 2009, our charitable bingo halls raised approximately $3,325,000 in charitable funding for those charities that operate in our bingo halls.  We helped raise $575,000 for charities in South Carolina, $395,000 for charities in Alabama, $80,000 in Florida and $2,275,000 for charities in Texas.  Since 2001 our company has helped raise over $31 million for charity.

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

The principal methods of competition used, once an ideal location is obtained, include providing clean, safe and attractive facilities, creating customer loyalty through various marketing efforts, and other promotional programs to stimulate interest in not only playing the game of bingo, but in frequenting our bingo locations specifically.  Our combined industry knowledge also gives us a competitive advantage when negotiating with the various charities to use our facilities for their operations.  Direct advertising is not permitted under the local bingo regulations by the promoter’s organizations in some jurisdictions and is permitted in others.

Regulation: In 2009, we operated in Texas, Alabama, Florida and South Carolina, and each state regulates charitable bingo as authorized by its statutes.

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

EMPLOYEES:

As of the report date, we had approximately thirty-two (32) employees and six (6) directors, of which one is a full time employee.  Of the current employment level, twenty-one (21) are with Littlefield Entertainment and eleven (11) are at corporate headquarters in Austin, Texas. Littlefield Entertainment consists of nine (9) full time employees and twelve (12) part time employees.

ITEM  IB– UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

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

State	City	Location Purpose	Location Name	Status
Alabama	Mobile	Bingo Hall	Bingo Haven	Operating
	Montgomery	Bingo Hall	Winners	Operating
	Montgomery	Bingo Hall	Good Times	Operating
South Carolina	Charleston	(2) Bingo Halls (B&C)	Beacon	Operating
	Charleston	(2) Bingo Halls (B&C)	Lucky I	Operating
	Charleston	(1) Bingo Halls (C)	Evanston	Operating
	Columbia metro	(3) Bingo Halls	Mr. Bingo, American, Westside	Operating
	Sumter	(1) Bingo Hall (C)	Main Spot	Operating
	Georgetown	Bingo Hall	By George! Bingo	Operating
	Greer	(2) Bingo Halls	Mr. Bingo	Operating
	Walterboro	Bingo Hall	Coverall Bingo	Operating
	Conway	Bingo Hall	Mill Pond Bingo	Operating
	Aiken	Bingo Hall	Tally Ho! Bingo	Operating
	Goose Creek	(2) Bingo Halls	Galley Hall, B&L	Operating
Texas	Abilene	Bingo Hall	Ambler Bingo	Operating
	Amarillo	Bingo Hall	Hi-Plains Bingo	Operating
	Amarillo	Bingo Hall	Goldstar II Bingo	Operating
	Amarillo	Bingo Hall	Grandview	Operating
	Austin	Corporate Headquarters	Corporate Hdqtrs	Occupied
	Austin	Bingo Hall	American Paradise	Operating
	Lubbock	Bingo Hall	Lucky Bingo	Operating
	Lubbock	Bingo Hall	Parkway Bingo	Operating
	McAllen	Bingo Hall	Americana I	Operating
	McAllen/San Juan	Bingo Hall	Triple City Bingo	Operating
	McAllen	Bingo Hall	El Bingo Grande	Operating
	Midland	Bingo Hall	Bingo Barn	Operating
	Odessa	Bingo Hall	Strike It Rich	Operating
	San Antonio	Bingo Hall	Blanco Bingo	Operating
	San Angelo	Bingo Hall	Strike It Rich	Operating
	San Angelo	Bingo Hall	Let It Ride	Operating
Florida	Pensacola	Bingo Hall	Town & Country	Operating

ITEM 3 - LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 14 to the Consolidated Financial Statements set forth on pages F-24 to F-25 hereof.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol "LTFD". The following table shows the range of reported high and low closing prices for our common stock for the periods indicated as reported on a daily basis by the OTC Bulletin Board.

2009:	High	Low	2008:	High	Low
First Quarter	$0.58	$0.25	First Quarter	$1.50	$1.18
Second Quarter	$0.77	$0.34	Second Quarter	$1.18	$0.90
Third Quarter	$0.89	$0.58	Third Quarter	$1.03	$0.75
Fourth Quarter	$0.75	$0.68	Fourth Quarter	$0.98	$0.22

Security Holders

As of March 4, 2010, our common stock was held by approximately 670 beneficial shareholders.

Dividends

We have not paid, and currently have no intention to pay, any cash dividends on our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,522,410	$0.42	419,474
Equity compensation plans not approved by security holders	NA	NA	NA
Total	1,522,410	$0.42	419,474

Forfeited options become available for future issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

We have a share repurchase program that authorizes us to purchase shares of common stock up to $500,000 in order to increase shareholder value and manage dilution resulting from shares issued under equity compensation plans. The following table sets forth information regarding our repurchases or acquisitions of common stock during 2009:

Repurchase Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans
Q1 2009	---	---	---
Q2 2009	34,385	$0.71	34,385
Q3 2009	75,000	$0.73	75,000
Q4 2009	50,000	$0.72	50,000
Total	159,385	$0.72	159,385

Average price per share includes transactions costs. During 2009, the Company repurchased $114,906 of its common stock.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Company was formed in 1994 as a Delaware corporation to consummate the acquisition of charitable bingo halls and other legal gaming operations, and completed an initial public offering in December of 1994. We operate primarily through wholly owned subsidiaries in Texas, Alabama, South Carolina and Florida. We intend to grow our business through acquisitions and the selective start up of charitable bingo halls in markets in which we currently operate and other attractive markets.

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

The discussion of results for 2009 and 2008 in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

In April 2009, the Company disposed of Premiere Tents & Events (PTE) thereby strategically aligning its focus on its Entertainment business. The disposition of PTE was the final transaction in the disposition of the Company’s Hospitality segment which had included units engaged in catering and party rentals.  The disposition of the PTE business unit’s assets resulted in a gain of approximately $404,000. In 2008, the disposal of the catering unit’s assets resulted in a gain of approximately $474,000.

Results of Operations

During 2009, the Company achieved a record level of revenue from continuing operations which increased 12% over the comparable prior year period and the Company posted consolidated net income of approximately $236,000. The Company reduced its loss from continuing operations from the prior year by approximately $4.3 million to a loss of approximately $57,000. Excluding the notable items discussed more fully under Income (loss) from Continuing Operations below, income from continuing operations was approximately $1,523,000, up approximately $868,000 over the prior year period.

During 2008, the Company operated at approximately breakeven excluding the significant unfavorable impact on earnings of fourth quarter charges associated with a write-down of the carrying value of goodwill and other assets in addition to certain contract termination costs, renovations, re-openings and the start-up of new halls in Texas, stock-based compensation and ongoing legal expenses.  The goodwill impairment stemmed from the Company’s normal annual review of goodwill and other intangible assets in light of actual financial performance and changed economic conditions and certain specific underperforming bingo hall closures.  The contract termination costs were associated with certain underperforming bingo hall closures.

Revenues

The following table sets forth the Company’s revenues from continuing operations for the twelve months ended December 31, 2009 and 2008:

	2009	2008	Change	% Change
Total Revenues	$9,609,000	$8,588,000	$1,021,000	12%
Entertainment	9,531,000	8,494,000	1,037,000	12%
Texas	5,092,000	5,099,000	(7,000)	0%
South Carolina	2,990,000	1,667,000	1,323,000	79%
Alabama / Florida	1,449,000	1,728,000	(279,000)	(16%)
Other	$78,000	$94,000	$(16,000)	NM

During 2009, revenues from continuing operations increased 12% from 2008. Entertainment revenue increased 12% and was favorably affected by the contribution of revenue from a net of six halls acquired since the beginning of last year in South Carolina; a total of eight halls were acquired and two under-performing halls were closed.

By state, Entertainment revenues in 2009 for Texas, South Carolina and Alabama / Florida were 54%, 31% and 15% of total Entertainment revenue respectively compared to 60%, 20% and 20% in 2008. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the twelve months ended December 31, 2009 and 2008. Gross profit percent (gross profit as a percent of sales) increased to 30% from 18% in 2008.

	2009	2008	Change	% Change
Total Gross Profit	$2,902,000	$1,511,000	$1,391,000	92%
Entertainment	2,824,000	1,404,000	1,420,000	101%
Other	$78,000	$107,000	$(29,000)	NM

Overall, total costs and expenses decreased 5% from the comparable twelve-month prior year period mainly as a result of lower costs associated with the start-up of new halls and certain hall closures ($589,000) partially offset by higher rent and utility costs related to newly acquired bingo halls ($404,000).

Direct salaries and other compensation remained relatively stable from the prior year.

Rent and utilities in 2009 rose approximately $385,000 or 14% over 2008, largely due to the addition of new halls. In 2009 and 2008, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2009 and 2008, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2009 declined approximately $734,000 or 27% from the prior year, mainly resulting from lower costs such as advertising, promotions and development expenses associated with the closure of certain halls in Texas.

Depreciation and amortization expense totaled approximately $818,000 ($721,000 Cost of Services plus $97,000 G&A) in 2009 versus $789,000 in the prior year. The increase in depreciation is mainly attributed to hall renovations last year.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted other and legal expenses and stock-based compensation. Corporate overhead totaled approximately $2,085,000 in 2009, compared to approximately $2,058,000 in 2008, an insignificant increase of approximately $27,000. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	2009	2008
General and administrative expenses (GAAP basis)	$2,796,599	$3,155,612
Stock-based compensation	(202,504)	(384,646)
Noted legal expenses	(401,619)	(497,364)
Depreciation and amortization	(97,644)	(125,945)
Acquisition and divestiture consideration	(10,000)	(90,000)
Corporate overhead (non-GAAP basis)	$2,084,832	$2,057,657

Other income and expense was an expense of approximately $179,000 for 2009, compared to approximately $207,000 in 2008. The difference mainly stems from lower interest expense from the refinancing of legal settlements and certain notes payable during 2008, lower debt levels and lower interest rates.

Our income tax expense for 2009 was approximately $106,000 compared to $105,000 in 2008, all of which is related to the expected effective tax rate for state income taxes. As of December 31, 2009, the Company had a net operating loss available for carryover on its federal income taxes of approximately $10,900,000.

Income (loss) from continuing operations

During 2009, income (loss) from continuing operations was a loss of approximately $57,000; a loss of ($0.00) per basic share and a loss of ($0.00) per fully diluted share. During 2008, the Company incurred a loss from continuing operations of approximately $4,348,000; a loss of ($0.28) per basic share and ($0.28) per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,583,785 in 2009 compared to 15,499,981 in 2008.  The increase in shares outstanding mainly represents shares issued as stock-based compensation paired with the timing of the sale of common stock during 2008.

Full year 2009 income (loss) from continuing operations includes approximately $1,579,000 of notable items:  $1,079,000 of expense associated with the start-up of halls in Texas, $402,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $8,000 other asset disposals, $10,000 acquisition consideration and $202,000 for non-cash stock-based compensation which were partially offset by a $122,000 reduction of estimated prior year reserve for incentive compensation.  The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees should be more manageable with settlement of the South Carolina Department of Revenue cases reported in the second quarter.  The Company expects the Furtney litigation to conclude in 2010.

Full year 2008 income (loss) from continuing operations included approximately $5,003,000 of notable items: $2,390,000 from goodwill impairments and contract termination costs, $1,640,000 of expense from Texas start-ups, $498,000 from legal expense related to South Carolina, Texas and Furtney litigation, $90,000 of acquisition and divestiture consideration and $385,000 for non-cash stock-based compensation expense. The legal expenses mainly include costs from our expansion plans and operations in South Carolina, Florida, Arkansas and Texas, settlement of a frivolous claim in Texas and our litigation with Furtney seeking recovery of prior settlements and other damages.

Adjusted for the noted items above, the adjusted income from continuing operations during 2009 was approximately $1,523,000 and basic earnings per share were $0.09 per share in 2009 versus an adjusted income from continuing operations of approximately $655,000 and basic earnings per share of $0.04 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	2009	2008

Operating income (loss) (GAAP basis)	$(56,731)	$(4,347,765)

Hall start-up activities	1,079,256	1,640,289
Asset impairments and contract termination costs	---	2,390,322
Stock-based compensation	202,504	384,646
Noted legal expenses	401,619	497,364
Reduction of prior year reserve for incentive compensation	(122,000)	---
Acquisition and divestiture consideration	10,000	90,000
Asset disposals	8,157	---
Total noted items	1,579,536	5,002,621
Income (loss) excluding noted items (non-GAAP basis)	$1,522,805	$654,856

Net Income (Loss)

During 2009, we realized net income of approximately $236,000; $0.01 per basic share and $0.01 per fully diluted share. A net loss for 2008 was approximately $4,252,000; a loss of ($0.27) per basic share and ($0.27) per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,583,785 in 2009 compared to 15,499,981 in 2008.  The increase in shares outstanding mainly represents shares issued as stock-based compensation coupled with the timing of the sale of common stock during 2008.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2009, totaled approximately $3,735,000 and represented 20% of total assets of approximately $18,426,000.  Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition or which are readily convertible to cash without penalty. Current assets totaled approximately $4,534,000 at December 31, 2009. Current liabilities totaled $1,665,000. Working capital was approximately $2,869,000 with a current ratio of 2.7 to 1 compared to approximately 1.9 to 1 in December 2008.

The Company has notes and legal settlement payables coming due in the next twenty four months amounting to $394,122 in 2010 and $2,082,957 in 2011 which the Company plans to refinance.

Debt/Lease Schedule	12 months 2010	24 Months 2011	36 Months 2012	48 Months 2013	60 Months 2014	Thereafter	Totals
Notes Payable	$273,380	$2,082,957	$802,133	---	---	---	$3,158,470
Legal Settlements	$120,742	---	---	---	---	---	$120,742
Operating Leases	$2,074,818	$1,941,972	$1,448,595	$1,051,259	$555,885	$742,143	$7,814,672
Total Obligations	$2,468,940	$4,024,929	$2,250,728	$1,051,259	$555,885	$742,143	$11,093,884

Cash provided by operating activities during 2009 totaled approximately $695,000 compared to cash used of $997,000 during 2008. Cash flows from operating activities in 2009 were increased by net income of approximately $236,000 and provided by non-cash depreciation expense of approximately $871,000, stock based compensation of approximately $203,000 and partially offset by a gain on asset sale of $395,000 from the sale of the event rental business and other net changes in asset and liability accounts of $220,000. Cash flows from operating activities in 2008 were decreased by a net loss of approximately $4,252,000 and increased by non-cash depreciation expense of approximately $1,032,000, goodwill impairment and contract termination costs of $2,390,000 and stock-based compensation of approximately $385,000. In addition, the 2008 cash flows from operations were reduced by the gain on disposals of $473,000 mainly from the sale of the catering unit and other net changes in asset and liability accounts of approximately $79,000.

Net cash used in investing activities totaled approximately $241,000 for 2009, compared to net cash used in investing activities of approximately $3,144,000 for 2008. For 2009, net cash used in investing activities totaled approximately $604,000 for net capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of a hall in South Carolina; these were partially offset by $300,000 in proceeds and an approximately $63,000 reduction in notes receivable associated with the sale of the event rental business unit. In 2008, cash was used in the amount of approximately $1,800,000 for acquisitions of which $500,000 was financed by a seller note payable, and $2,479,000 for the purchase of capital assets mainly related to the Company’s renovations and start-ups and additional licenses purchased for future expansion; these expenditures were partially offset by $635,000 principally from the sale of fixed assets, including the sale of the catering unit.

Cash used in financing activities during 2009 totaled approximately $1,145,000, compared to net cash provided by financing activities in 2008 of approximately $6,601,000. During 2009, approximately $500,000 was used in the final payoff of a note related to the purchase of six halls in South Carolina last year to realize a $300,000 reduction in purchase price, approximately $530,000 was used for the payment of notes payable and legal settlement obligations and $115,000 was used to repurchase common stock. In 2008 approximately $7,000,000 was provided by the sale of stock and $34,000 from options exercised; this was partially offset by $433,000 of cash used for the payment of notes, related party and legal settlements payable.

At December 31, 2009, we had approximately $18,426,000 in total assets with total liabilities of approximately $4,646,000 and approximately $13,780,000 of shareholders’ equity.  Total assets include approximately $3,735,000 in cash, $510,000 of net accounts receivable, other current assets of $289,000, $7,118,000 of net property and equipment, $6,134,000 of intangible assets, $374,000 for a note related to the sale of the event rental business and $266,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $183,000 and notes payable obligations of approximately $3,158,000, legal settlement related obligations of $121,000 and accrued and related-party liabilities of $1,088,000 and $96,000 respectively.

In 2010, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations.  We also plan to use advantageous combinations of bank financing, seller financing, stock, and cash on hand to acquire or develop new bingo halls when favorable terms can be obtained.

Financial Risk Management

Off-Balance Sheet Arrangements. We have no off-balance sheet debt.

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at December 31, 2009 or 2008. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

Recently Issued Accounting Pronouncements

See “Note 1 – Background and Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements” in the Consolidated Financial Statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Risk” above and “Item 8 – Note 14 to Consolidated Financial Statements – Concentration of Credit Risk”.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 to F-27 hereof.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

ITEM 9A – CONTROLS AND PROCEDURES

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2009, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission’s Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 19, 2010, which proxy statement will be filed with the Securities and Exchange Commission no later than April 23, 2010, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 19, 2010, which proxy statement will be filed with the Securities and Exchange Commission no later than April 23, 2010, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 19, 2010, which proxy statement will be filed with the Securities and Exchange Commission no later than April 23, 2010, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 19, 2010, which proxy statement will be filed with the Securities and Exchange Commission no later than April 23, 2010, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees recorded or billed to the Company by Padgett Stratemann & Co. LLP for the audit of Littlefield Corporation and Subsidiaries’ annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2009 and 2008 totaled approximately $70,000 and $68,000 respectively. In addition, $21,000 was incurred in 2009 and $39,335 in 2008 for other services mainly in conjunction with acquisition related activity.

Tax Fees

The aggregate fees recorded or billed to the Company by Padgett Stratemann & Co. LLP for services rendered to the Company during the fiscal years ended December 31, 2009 and 2008 for tax compliance, tax research or tax planning was $52,000 and $44,395 respectively.

It is the audit committee’s policy to pre-approve all services provided by Padgett Stratemann & Co. LLP. All services provided by Padgett Stratemann & Co. LLP during the years ended December 31, 2009 and 2008 were pre-approved by the audit committee.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with Report

1. Financial Statements.

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

10.1*	2002 Stock Option Plan (incorporated by reference to Exhibit 1 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.2*	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.3*	2009 Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC in March 31, 2009).
22.1	Subsidiaries of the Company, filed herewith
31.1	Rule 31a-14(a) / 15d-14(a) Certifications, filed herewith.
32.1	Section 1350 Certifications, filed herewith.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 2010

LITTLEFIELD CORPORATION
(Registrant)

By:  /s/ Jeffrey L Minch
Jeffrey L. Minch
President and CEO

By:  /s/ Richard S Chilinski
Richard S. Chilinski
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L Minch
Jeffrey L. Minch	President, Chief Executive Officer and Director	March 30, 2010

/s/ Carlton R Williams
Carlton R. Williams	Chairman of the Board	March 30, 2010

/s/ Charles M Gillman
Charles M. Gillman	Director	March 30, 2010

/s/ James P Roberts, II
James P. Roberts, II	Director	March 30, 2010

/s/ Alfred T Stanley
Alfred T. Stanley	Director	March 30, 2010

/s/ Michael L Wilfley
Michael L. Wilfley	Director	March 30, 2010

LITTLEFIELD CORPORATION

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of Littlefield Corporation

We have audited the accompanying consolidated balance sheets of Littlefield Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, included in the accompanying Management Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas
March 26, 2010

Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2009	December 31, 2008
Current Assets:
Cash and cash equivalents	$3,734,712	$4,425,724
Accounts receivable, net of allowance for doubtful accounts of $27,777 and $109,286, respectively	510,054	687,495
Other current assets	213,993	217,387
Note receivable – current portion	75,000	1,932
Assets held for sale	---	431,568
Total Current Assets	4,533,759	5,764,106

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,118,263	7,557,025

Other Assets:
Goodwill	5,215,634	5,055,534
Intangible assets, net	918,157	902,449
Note receivable, net	373,644	---
Other non-current assets	266,777	246,961
Total Other Assets	6,774,212	6,204,944

TOTAL ASSETS	$18,426,234	$19,526,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$273,380	$749,786
Long term debt, legal settlements, current portion	120,742	262,748
Trade accounts payable	183,285	316,156
Accrued expenses	1,087,497	1,747,700
Total Current Liabilities	1,664,904	3,076,390

Long-term Liabilities:
Long term debt, net of current portion	2,885,090	3,166,515
Long term debt, legal settlements, net of current portion	---	120,742
Other liabilities, related party	96,027	72,000
Total Long-term Liabilities	2,981,117	3,359,257
Total Liabilities	4,646,021	6,435,647

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 17,534,707 shares, respectively, outstanding 17,959,114 shares and 16,754,901 shares, respectively)	18,818	17,535
Additional paid-in-capital	31,148,229	30,683,264
Treasury stock – 858,292 and 779,806 shares, at cost	(1,006,056)	(993,891)
Accumulated deficit	(16,380,778)	(16,616,480)
Total Stockholders' Equity	13,780,213	13,090,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,426,234	$19,526,075

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2009	2008
REVENUES:
Entertainment	$9,531,278		$8,493,899
Other	77,578		94,236
TOTAL REVENUES	9,608,856		8,588,135

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	792,324		863,891
Rent and utilities	3,125,067		2,739,727
Other direct operating costs	1,998,986		2,732,515
Depreciation and amortization	720,576		662,759
License expense	69,897		78,288
TOTAL COSTS AND EXPENSES	6,706,850		7,077,180

GROSS MARGIN	2,902,006		1,510,955

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	1,274,637		1,303,163
Legal and accounting fees	579,549		618,165
Depreciation and amortization	97,644		125,945
Share-based compensation expense	202,504		384,646
Other general and administrative	642,265		723,693
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,796,599		3,155,612

ASSET IMPAIRMENTS AND CONTRACT TERMINATION COSTS	---		(2,390,322)
CHANGE IN ESTIMATE	122,000		---

OPERATING INCOME (LOSS)	227,407		(4,034,979)

OTHER INCOME AND EXPENSES:
Interest income	45,632		117,326
Interest expense	(216,018)		(323,591)
Other	(8,157)		(1,170)
TOTAL OTHER INCOME AND EXPENSES	(178,543)		(207,435)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	48,864		(4,242,414)

PROVISION FOR INCOME TAXES	105,595		105,351

INCOME (LOSS) FROM CONTINUING OPERATIONS	(56,731)		(4,347,765)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	292,433		95,666

NET INCOME (LOSS)	$235,702	$	(4,252,099)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

2009	2008

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$(0.00)	$(0.28)
Discontinued operations	0.02	0.01
Total	$0.01	$(0.27)

Diluted earnings (loss) per share
Continuing operations	$(0.00)	$(0.28)
Discontinued operations	0.02	0.01
Total	$0.01	$(0.27)

Weighted average shares outstanding – basic	17,583,785	15,499,981

Weighted average shares outstanding – diluted	18,203,021	15,499,981

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	-Common Stock-		Additional Paid-in	Treasury	Accumulated
Description	Shares	Value	Capital	Stock	Deficit	Total

Balance December 31, 2007	11,444,060	$12,344	$23,710,845	$ (1,146,638)	$ (12,364,381)	$10,212,170
Sale of common stock	5,190,568	5,191	6,994,809			7,000,000
Stock-based compensation			53,491			53,491
Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	52,773		(24,472)	67,022		42,550
Options exercised by employees	67,500		(51,409)	85,725		34,316

Net income (loss) for the year ended December 31, 2008					(4,252,099)	(4,252,099)
	_________	_______	__________	__________	___________	____________
Balance December 31, 2008	16,754,901	$17,535	$30,683,264	$ (993,891)	$ (16,616,480)	$13,090,428

Stock-based compensation	1,282,699	1,283	532,336			533,619
Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	80,899		(67,371)	102,741		35,370
Purchase of common stock	(159,385)			(114,906)		(114,906)

Net income (loss) for the year ended December 31, 2009					235,702	235,702
	_________	_______	__________	__________	___________	____________
Balance December 31, 2009	17,959,114	$18,818	$31,148,229	$(1,006,056)	$ (16,380,778)	$13,780,213

See notes to consolidated financial statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$235,702	$	(4,252,099)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	871,204		1,031,760
Stock-based compensation expense	202,504		384,646
(Gain) loss on sale of business unit	(395,399)		(473,217)
Asset impairments and contract termination costs	---		2,390,322

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable, net	193,019		(197,882)
Other assets	(31,928)		287,622
Trade accounts payable	(131,137)		83,818
Accrued expenses and other current liabilities	(249,329)		(252,321)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	694,636		(997,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(400,823)		(2,404,788)
Purchase of goodwill and intangibles	(210,100)		(1,374,704)
Proceeds from the sale of equipment	6,775		---
Proceeds from repayment of notes receivable, net	63,289		3,170
Proceeds from sale of business	300,000		632,350
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(240,859)		(3,143,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(1,029,883)		(432,893)
Proceeds from sale of common stock	---		7,000,000
Repurchases of common stock	(114,906)		---
Proceeds from options exercised	---		34,316
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,144,789)		6,601,423

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(691,012)		2,460,100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,425,724		1,965,624

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,734,712		$4,425,724

See notes to consolidated financial statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2009		2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest		$216,018		$323,591

Income taxes		$68,377		$99,239

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan		$17,815		$25,817

Issuance of treasury stock under employee stock purchase plan		$17,515		$16,733

Transfer of property and equipment to Assets Held for Sale	$	---		$431,568

Issuance of common stock as stock-based compensation		$367,156	$	---

Sale of business in exchange for note receivable		$600,000	$	---

Purchase of acquisition assets in exchange for note payable	$	---		$500,000

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Littlefield Corporation actively participates in the U.S. charitable bingo market.  The Company’s corporate headquarters is located in Austin, Texas, and the Company operates primarily through wholly owned subsidiaries in Texas, South Carolina, Alabama and Florida.  The Company generates its revenues from bingo centers in all four states.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Littlefield Corporation and its subsidiaries (herein collectively referred to as the “Company”).  All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassifications:

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income (loss).

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
December 31, 2009

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

Advertising:

Advertising costs are expensed when incurred or the first time the advertising takes place.  During 2009, the Company had advertising expenses of approximately $43,000 compared to approximately $99,000 in 2008.

Goodwill and Intangible Assets:

Intangible assets, which primarily consist of goodwill, bingo licenses and non-compete covenants resulting from the acquisition of bingo entities are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their recorded values.  Goodwill represents the excess of the cost of assets acquired over the fair market value of those tangible assets on the date of their acquisition.  Under FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, shall not be amortized, but shall be reviewed for impairment in value.

Since 2002, goodwill and intangible assets with indefinite lives are no longer amortized.  These indefinite-lived assets only pertain to halls in the State of Texas.  The Company has one class of asset that is classified as indefinite and not subject to periodic amortization.  This class of asset is known as a “Grandfathered License”.   In discussing these “Grandfathered Licenses”, a distinction should be made as to the types of bingo licenses the Company owns.  There are two classes of commercial lessor licenses in Texas, a “Grandfathered” and a “Tier.”  The “Grandfathered” license refers to any license that was in existence prior to 1989 in which a non-renewal has not occurred.

A “Grandfathered” license allows the operator to have up to seven (7) charities in a hall and charge up to $600 per session in rent.  These licenses are regulated by the Texas Lottery Commission and must be renewed each year.  There is an annual fee associated with the renewal of these licenses, which is expensed throughout the year.  There is a limited number of these licenses available and they are traded between individuals and organizations.  They are a traded commodity, in that they have a cash value which is determined by the market place.  These licenses can only be revoked or canceled by failing to renew them by the renewal date or for illegal activity.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

A “Tier” license is deemed by the Company to have no value as an asset and is not recorded as an asset. A “Tier” commercial lessor license is any license issued after 1989 or any license issued prior to 1989 in which a non-renewal occurred.  A “Tier” license allows the operator to have one (1) charity in a hall and charge up to $600 per session in rent.  These licenses are issued, renewed, and applied for through the Texas Lottery Commission.  The only cost associated with obtaining and keeping this type of license is an annual renewal fee, which is expensed throughout the year.  These licenses are not sold on a negotiated basis, at this time.

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

(ii)	Other:

Other revenues are earned concessions, vending machines, bingo supplies, and other sources.  Other revenues are recognized in the month they are earned when collectability is probable.

Income Taxes:

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis and financial reporting carrying amounts of assets and liabilities. The Company periodically evaluates its deferred tax assets and adjusts any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company does not believe will meet the “more-likely-than-not” recognition criteria.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Per Share Data:

Basic earnings (loss) per share of common stock is calculated by dividing net income (loss) available to common share holders by the weighted average number of common shares actually outstanding during each period.  Diluted earnings (loss) per share of common stock is calculated by dividing net income (loss) by the fully diluted weighted average number of common shares outstanding during each period, which includes dilutive stock options and convertible shares.

Stock-Based Compensation:

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods unchanged in accounting for its stock options.

Recently Issued Accounting Pronouncements:

In April 2009, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted the update on April 1, 2009 as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

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

The Company has adopted the Subsequent Events Topic of the FASB Accounting Standards Codification. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Topic sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Topic is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 2 – DISCONTINUED OPERATIONS.

This report presents the results of operations of the Company’s Hospitality segment for the twelve-month periods ended December 31, 2009 and 2008, as discontinued operations and the assets related to the Hospitality segment are classified as assets held for sale as of the December 31, 2008 balance sheet presented in this report. On April 1, 2009, the Company completed the sale of its event rental business unit reflecting the Company’s focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The event rental business unit was sold for $900,000 consisting of $300,000 cash consideration and a seven year note for $600,000 at six percent interest. The asset sale resulted in a gain on sale of $403,556 resulting from a $900,000 sales price less $406,444 of disposed assets, at net book value and a fifteen percent valuation allowance on the seven year note.

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

The amounts of the discontinued Hospitality segment’s sales, gross profit, gain on sale, income from discontinued operations and income (loss) per basic share included in the fourth quarter and twelve months ended December 31, 2009 and 2008 were as follows:

		Q409		Q408	Change	2009	2008	Change
Revenue	$	---		$560,287	$(560,287)	$425,533	$2,633,763	$(2,208,230)
Gross profit (loss)	$	---		(3,968)	$3,968	$(111,123)	$(378,721)	$267,598
Gain on asset disposal		---		---	---	403,556	474,387	(70,831)
Income (loss) from discontinued operations	$	---		$(3,968)	$3,968	$292,433	$95,666	$196,767
Income (loss) per share		$0.00	$	(0.00)		$0.02	$0.01

Assets held for sale as of December 31, 2009 and 2008 consisted of the following:

December 31, 2009			December 31, 2008

Fixed and other assets	$	---	$431,568

Fixed and other assets held for sale consist mainly of rental inventory and equipment.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 3 – MATERIAL ACQUISITIONS AND REORGANIZATIONS

Generally speaking, the Securities and Exchange Commission sets forth guidelines which require a company to report as material certain acquisitions. The acquisitions discussed below do not necessarily meet this threshold, however are included in the interest of disclosure. The acquisitions were accounted for as a purchase. Unless otherwise noted, we funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Unless otherwise noted, pro-forma results of operations have not been presented because the effects of those operations were not material. In accordance with FASB ASC 805, Business Combinations (FASB ASC 805), the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable assets, based on their respective estimated fair values at the date of acquisition.

2009

On February 10, 2009, the Company acquired two halls in South Carolina. Associated with the purchase the Company realigned operations and closed two halls.

2008

In December 2007 the Company announced it executed a definitive agreement to acquire a Florida bingo hall. The acquisition was completed with an effective date of January 1, 2008.

On July 14, 2008, the Company, through a wholly-owned South Carolina subsidiary, Columbia One Corp. entered into an asset purchase agreement with Kokomos Inc., a South Carolina corporation, and its sole owner, acquiring all of the assets of six (6) bingo halls located in Greer (2), Columbia (3) and Goose Creek (1) South Carolina. The assets were purchased for $1.8 million, consisting of $750,000 in cash paid at closing and a promissory note for $1,050,000, secured by the assets being purchased. The original agreement allowed for the purchase price to be reduced by $300,000 to $1.5 million if a single, lump sum payment of $750,000 was made on or before September 30, 2008, in full satisfaction of the promissory note. On September 26, 2008 the Company paid an additional $250,000 on the note and amended the agreement to allow for the reduction in purchase price to $1.5 million if $500,000 was paid on the note by January 6, 2009. The promissory note included interest of 6% per annum, matured October 1, 2013 and was payable in quarterly installments commencing on January 1, 2009. The Company paid the remaining $500,000 in full satisfaction of the note in January 2009. The $1,500,000 net purchase price represented the fair value of bingo equipment assets acquired in the amount of $61,882, a covenant not to compete in the amount of $50,000 with the remaining $1,388,118 attributed to goodwill and other intangible assets. Information related to pro forma disclosures is set forth in the Company’s Form 8-K/A-1 filed with the SEC on September 26, 2008.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 825, Financial Instruments (FASB ASC 825), requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate.  Cash, accounts receivable, accounts payable, notes and legal settlements payable and other liabilities are carried at amounts that reasonably approximate their fair values.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 5 – WRITE-OFFS AND CHARGES

In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), the Company recognizes impairment losses when facts and circumstances indicate that the carrying amount of an asset may not be recoverable.  In such cases, an impairment loss is recognized and measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.  For the year ended December 31, 2009, the Company evaluated the carrying value of goodwill for each reporting unit of the Company and determined that no impairment of goodwill was necessary.

During 2008, in accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350) and FASB ASC 360, Property, Plant and Equipment (FASB ASC 360), the Company wrote-down the carrying value of goodwill in the amount of $1,445,827 and leasehold improvements in the amount of $272,132.  The goodwill impairment stems from the Company’s normal annual review of goodwill and other intangible assets in light of actual financial performance, changed economic conditions and certain specific underperforming bingo hall closures.

In accordance with FASB ASC 420, Exit or Disposal Cost Obligations (FASB ASC 420) the Company recorded contract termination costs in the amount of $672,363. The contract termination costs were associated with certain underperforming bingo hall closures in Texas.

Below is a reconciliation of changes in the contract termination cost reserve from 2008 to 2009 and included in Accrued expenses:
Amount
Balance December 31, 2008	$672,363
Contact termination activity	(353,020)
Balance December 31, 2009	$319,343

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consists of the following:

	2009	2008
Land	$740,467	$740,467
Buildings	3,395,498	3,395,498
Leasehold improvements	5,565,310	5,378,571
Equipment, furniture and fixtures	3,625,132	3,511,628
Automobiles	121,534	134,556
	13,447,941	13,160,720
Less: Accumulated depreciation and amortization	(6,329,678)	(5,603,695)

Property and equipment, net	$7,118,263	$7,557,025

Depreciation expense charged to operations for the years ended December 31, 2009 and 2008 was $783,928 and $755,871 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2009 and 2008 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2007	$6,332,733	$(1,799,006)	$4,533,727
Goodwill acquired during period	1,638,618	---	1,638,618
Goodwill impairment losses	(1,720,001)	603,190	(1,116,811)
Goodwill at December 31, 2008	$6,251,350	$(1,195,816)	$5,055,534
Goodwill acquired during period	160,100	---	160,100
Goodwill at December 31, 2009	$6,411,450	$(1,195,816)	$5,215,634

Intangible assets at December 31, 2009 and 2008 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2007	$694,719	(51,974)	$642,745
Licenses acquired during the period	186,620	---	186,620
Bingo licenses at December 31, 2008	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at December 31, 2009	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2007	$297,500	(241,039)	$56,461
Change in covenants not to compete	50,000	(33,377)	16,623
Asset impairment losses	(65,000)	65,000	---
Covenants not to compete at December 31, 2008	$282,500	(209,416)	73,084
Change in covenants not to compete	50,000	(34,292)	15,708
Covenants not to compete at December 31, 2009	$332,500	(243,708)	88,792
Intangible Assets, Net of Accumulated Amortization			$918,157

Amortization expense charged to operations for the twelve months ended December 31, 2009 and 2008, was $34,292 and $33,377, respectively.

Future amortization of intangible assets with finite lives is as follows:
Year	Amount
2010	$29,000
2011	20,000
2012	20,000
2013	16,667
2014	3,125
Total	$88,792

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 8 - LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2008 consists of the following:

	2009	2008
Note payable to a bank, due in monthly installments of approximately $18,000 including interest at prime plus 0.5%, floor 5.25%, maturing April 2011, secured by real estate	$1,937,349>	$2,044,977>

Mortgage note payable to a bank, due in monthly installments of $4,394, including interest at the prime rate, maturing July 2012, secured by a deed of trust on the real estate	545,438>	579,449>

Mortgage note payable to a third party, due in monthly installments of $5,578, including interest at 8% maturing August 2012, secured by a second lien on the real estate	397,348>	431,022>

Installment note payable to a third party, due in monthly installments of $2,279, including interest at 5%, maturing March 2012, secured by real estate	56,041	79,933

Installment note payable to a third party, due in monthly installments of $4,600, including interest at 6%, maturing October 2011, secured by subsidiary stock	184,933	227,631

Installment note payable to a third party, due in monthly installments of $1,519, including interest at 5%, maturing March 2012, secured by bingo hall business	37,361	53,289

Promissory note payable to a third party bearing interest of 6% payable in quarterly installments, maturing October 2013.	---	500,000
	3,158,470	3,916,301
Less current maturities	(273,380)	(749,786)
Long-term debt, net of current portion	$2,885,090	$3,166,515

Long-term debt, legal settlements at December 31, 2009 and 2008 consists of the following:

Installments to a third party, due monthly in the amount of $25,000, including interest at 14%, maturing through May 2010, unsecured		$120,742	$383,490
Less current maturities		(120,742)	(262,748)
Long-term debt, net of current portion	$	---	$120,742

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 8 - LONG-TERM DEBT (continued)

Payments of notes payable and long term debt, legal settlements for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,	Notes Payable	Legal Settlements	Total
2010	$273,380	$120,742	$394,122
2011	2,082,957	---	2,082,957
2012	802,133	---	802,133
2013	---	---	---
2014	---	---	---
Thereafter	---	---	---
	$3,158,470	$120,742	$3,279,212

Interest expense for the years ended December 31, 2009 and 2008 were approximately $216,000 and $324,000 respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 14).  During 2009 the Company reinstated its share repurchase program and authorized the purchase of up to an additional $500,000 of its common shares. During 2009, 159,385 shares of its common shares were repurchased for $114,906. At December 31, 2009 the Company held 858,292 treasury shares at an average cost of $1.17.

In 2009, the Company issued 80,899 shares of treasury stock under the Employee Stock Purchase Plan and 401K Plan at a cost of $35,370.  The Company repurchased 159,385 shares of its common stock at an average cost of $0.72 per share for cash of $114,906. The Company issued 1,182,699 shares of its common stock related to stock-based compensation recognized in the prior year. In addition, the Company recognized additional stock based compensation in the amount of $202,504 related to issued stock options and 100,000 shares for stock grants.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 10 - INCOME TAXES

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 39% to actual for 2009 and 39% to actual for 2008 is as follows:
	2009	2008
Expected income tax (benefit)	$133,106	$	(1,617,232)
Amounts not deductible for federal income tax purposes	2,803		5,025
Other	27,187		9,040
State income taxes, net of federal income tax	64,413		64,264
Change in valuation allowance	(121,914)		1,644,254
	$105,595		$105,351
The provision for income taxes consists of the following:
	2009	2008
Current year income taxes:
Federal	$-0-	$-0-
State	105,595	105,351
Deferred income taxes:
Federal	-0-	-0-
State	-0-	-0-
	$105,595	$105,351

Deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax asset	$5,935,511	$6,057,425
Deferred tax liability	---	---
Valuation allowance for deferred tax asset	(5,935,511)	(6,057,425)
Net deferred tax asset	$-0-	$-0-

The components of deferred tax assets at December 31, 2009 and 2008 are as follows:

Deferred tax asset	2009	2008
Net operating loss carryforward	$4,240,991	$3,598,699
Depreciation	60,222	460,212
Allowance for doubtful accounts	10,677	42,621
Accrued expenses	1,515,178	1,783,045
Capital Loss carryforward	20,402	20,496
Other	88,041	152,352
Net deferred tax asset	$5,935,511	$6,057,425

The non-current deferred tax asset results from differences in depreciation of fixed assets and legal reserves for financial and federal income tax reporting purposes and the deferred tax benefit of net operating losses.  Due to continuing operating losses for tax purposes, the deferred tax asset has been allowed for as it does not meet the “more likely than not” recognition criteria.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 10 - INCOME TAXES  (continued)

The Company recorded approximately $106,000 and $105,000 of state income tax expense, respectively, for the twelve months ended December 31, 2009 and 2008.  The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards. At December 31, 2009, the Company has net operating loss carry forwards for federal income tax purposes of approximately $10.9 million that begin expiring in the year 2016.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of December 31, 2009, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2006 through 2009 remain open to examination by the taxing jurisdictions in which we file income tax returns

NOTE 11 - EARNINGS PER SHARE

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Years ended December 31,	2009	2009	2008	2008
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$235,702	$235,702	$(4,252,099)	$(4,252,099)
Net income (loss) available to common stockholders	$235,702	$235,702	$(4,252,099)	$(4,252,099)
Denominator:
Weighted average shares outstanding	17,583,785	17,583,785	15,499,981	15,499,981
Effect of dilutive securities:
Stock options and warrants	---	619,236	---	---
Weighted average shares outstanding	17,583,785	18,203,021	15,499,981	15,499,981

Earnings (loss) per share	$0.01	$0.01	$ (0.27)	$ (0.27)

Stock options to acquire 230,580 and 63,396 shares for the year ended December 31, 2009 and 2008, respectively, were excluded in the computation of diluted earnings per share because the effect of including the stock options would have been anti-dilutive or the options were out of the money.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods unchanged in accounting for its stock options.  At December 31, 2009, the Company has implemented five shareholder approved stock option plans.  These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended.  The plans collectively provide for the total issuance of 3,600,000 common shares over ten years from the date of each plan’s approval.  In addition, the plans allow for additional increases of 15% of the then outstanding shares.

The Company recorded approximately $203,000 and $385,000 in compensation expense in the periods ended December 31, 2009 and December 31, 2008 related to options issued or stock grants under its stock-based incentive compensation plans.  This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. For options issued in 2009, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rates of 2.25% and an expected life of 10 years. Treasury stock generally is issued upon stock option exercises. No options were granted in 2008.

Transactions under the stock option plans are summarized below. At December 31, 2009, a total of 1,522,410 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/07	617,910	$0.74
Granted	---	---
Exercised	(67,500)	0.51
Forfeited	(105,000)	1.78
Outstanding at 12/31/08	445,410	$0.53
Granted	1,095,000	0.38
Exercised	---	---
Forfeited	(18,000)	0.51
Outstanding at 12/31/09	1,522,410	$0.42

The fair value of options granted during the twelve month period ended December 31, 2009 was approximately $311,000; 900,000 of the granted options vest over a three-year period with an exercise price of a ten percent premium over the stock price on the date of grant, 145,000 options vested upon grant and 50,000 options vest in four years. No options were granted during 2008.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION (continued)

For 2009, the aggregate intrinsic value represents the value of the Company’s closing stock price of $0.68 on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2009 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $159,000 as of December 31, 2009, related to approximately 647,000 shares with a per share weighted average fair value of  $0.25. We anticipate this expense to be recognized over a weighted average period of approximately 2.1 years.

For 2008, the total intrinsic value of options exercised during the year ended December 31, 2008 was $43,835. Total unrecognized stock-based compensation expense related to non-vested stock options was $3,787 as of December 31, 2008, related to approximately 73,500 shares with a per share weighted fair value of $0.48.

The following table summarizes information about options outstanding at December 31, 2009 and 2008 under the Employee Stock Plans:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2009:	$1.26 - 1.87	16,500	6.4 years	$1.32	16,500	$1.32
	$0.00 - $1.25	1,505,910	8.0 years	$0.41	859,035	$0.47
	Total	1,522,410	8.0 years	$0.42	875,535	$0.49

2008:	$1.26 - 1.87	16,500	7.4 years	$1.32	16,500	$1.32
	$0.00 - $1.25	428,910	5.7 years	$0.50	355,410	$0.50
	Total	445,410	5.8 years	$0.53	371,910	$0.54

	Aggregate intrinsic value	$414,056			$190,856

The weighted average remaining contractual life of options exercisable as of December 31, 2009 was 6.8 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 13 - RELATED PARTY TRANSACTIONS

During 2009, the Company renewed the three year employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $24,000 and $24,000 of deferred compensation in 2009 and 2008, respectively. In addition, in accordance with this agreement the Company awarded the President and CEO a stock grant of 1,182,699 shares with a value on the grant date of $331,156 which was recorded as a liability as of December 31, 2008 with issuance of shares made in 2009. Also, during 2009 in accordance with this agreement the Company awarded the President and CEO stock options of 900,000 with a value on the grant date of $199,980; the options vest over a three year period.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

(a) Operating Leases:

The Company is obligated under various operating leases.  Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes, insurance and certain common area charges.  Minimum annual rentals under these leases are as follows:

Year Ending December 31,	Minimum Rentals
2010	2,074,818
2011	1,941,972
2012	1,448,595
2013	1,051,259
2014	555,885
Thereafter	742,143
Total minimum annual rentals	$7,814,672

Rent expense for the years ended December 31, 2009 and 2008 amounted to approximately $2.5 million and $2.2 million, respectively.

In 2003, the Company leased out Grandview Bingo in Amarillo.  The arrangement is that of a standard monthly sublease and not a per-session lease.  The tenant provided a $7,800 security deposit.   The minimum annual future receipts under this sublease are as follows:

Year Ending December 31,	Minimum Rent
2010	$93,600
2011	93,600
2012	93,600
2013	93,600
2014	93,600
Thereafter	31,200
Total minimum annual rentals	$499,200

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

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

The Company is obligated to make payments over approximately the next one-half year in settlement of litigation that was concluded in prior periods. At December 31, 2009, the carrying value of these obligations was $120,742. The Company is current in all its settlement payment obligations.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

Furtney’s counsel filed a motion for summary judgment seeking the dismissal of the claims arguing that the claims against Furtney were barred by previous judgments in the litigation with Pondella and Ontario; they also argue that the claims against Furtney were time-barred by the statute of limitations.  Littlefield believes that both of these arguments are without merit and Furtney appears to have abandoned the timeliness argument as grounds for summary judgment.  A hearing has been conducted and the issues have been fully briefed following arguments at the hearing.  The parties are awaiting the court’s ruling. Assuming the motions are denied, a trial will be scheduled on Littlefield’s complaint.  In the event of an adverse ruling, Littlefield plans to appeal the order.

Cause No.24, 182-B; West Texas Bingo, Inc. v. Janie Wall, in the 104th Judicial District Court of Taylor County, Texas.

In this case, Plaintiff is a wholly-owned subsidiary of the Company. The Plaintiff filed suit against the Defendants alleging the Defendants interfered with the Plaintiff’s bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendants asserted counterclaims against the Plaintiff alleging that the Plaintiff’s claims were harassing and constituted intentional infliction of emotional distress. Defendant's claims were dismissed by the Court via summary judgment in June 2008.

Defendants subsequently alleged that the Company and its CEO were the alter-ego of the Plaintiff and asserted third-party claims against them.  A mediation was conducted in January 2010 and a tentative agreement was reached. The settlement agreement has not yet been formalized with executed settlement documents. The lawsuit is ongoing and the parties are currently engaged in discovery.

Cause No. 2009-CI-14245, B-Y Mission Plaza CC, Ltd. v. Coastal Bend Bingo, Inc. and Littlefield Corporation, in the 285th District Court of Bexar County, Texas.

B-Y Mission, Plaintiff, filed suit against the Company and one of its affiliates, alleging breach of a lease agreement between B-Y Mission, Landlord, and Coastal Bend, Lessee, and seeking to compel arbitration of the dispute. The Company is the Guarantor of the lease entered into by one of its affiliates, Coastal Bend. Coastal Bend terminated the lease under a clause of the lease that the Company believes permits termination of the lease under the circumstances and has tendered the appropriate termination amount. The Company has also asserted that B-Y Mission engaged in fraud by, among other things, making material misrepresentations in connection with the lease. The Landlord contends the termination was wrongful and seeks recovery of all remaining rental payments.

The Company has agreed that mandatory binding arbitration of the disputes with B-Y is required under the lease agreement. Thus, the parties have made claims against each other in arbitration, with B-Y Mission seeking recovery of unpaid rents for the remainder of the lease term and the Company asserting damages for fraud and a declaration that the termination of the lease was permitted under its terms. Pursuant to the lease agreement, the successful party will be entitled to recover its attorneys’ fees. The arbitration is currently scheduled to begin March 31, 2010 before an agreed upon arbitrator. Discovery is complete. The Company believes that it will prevail in the arbitration and is vigorously prosecuting its claims, while defending the claim by B-Y Mission.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

(c) Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock.  On February 8, 2000 the Company amended the stock repurchase program to permit purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous.  The amount was subsequently increased to 3,000,000 shares. During 2009 the Company reinstated its share repurchase program and authorized the purchase of up to an additional $500,000 of its common shares. During 2009, 159,385 shares of its common shares were repurchased for $114,906. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company’s discretion.  Any shares so repurchased will be held as treasury shares and be available for general corporate purposes. No shares were repurchased in 2008.

(d) Concentration of Credit Risk:

The Company maintains its cash and certificates of deposit in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At December 31, 2009, cash in banks exceeded FDIC coverage by approximately $547,000 with such uninsured amounts mainly setting off loans payable.

(e) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was instituted in 2001.  In 2009 employees were allowed to defer up to 90% of their wages to a maximum of $16,500, tax deferred, for retirement purposes.  The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management.  For the years ended December 31, 2009 and 2008, the Company contributed $0 and $0 respectively, into the Plan.

(f) Employee Stock Purchase Plan

During 2002, the Company implemented the 2002 Employee Stock Purchase Plan to allow employees of Littlefield Corporation and any subsidiaries to acquire stock ownership in the Company.  The Company has reserved 500,000 shares under this plan.  Offering of shares under this plan will commence  1) on the first day of each fiscal year and will end on the last day of the fiscal year or  2) at the sole discretion of the administrators.  Any offerings that remain unsold during the offering period shall expire and shall be made available for grant in future offering periods.  Eligible employees shall elect to make contributions between 1% and 10% of gross compensation.  The exercise price of any shares purchased by a participant shall be at eighty-five percent (85%) of the lower of the fair market value of the common stock on the date of the grant or date of exercise.   Through December 31, 2009, 262,055 shares have been purchased through this program.  Of the shares purchased 58,974 shares were purchased in 2009 and 28,062 in 2008.

(g) Employment Agreement

During 2009, the Company renewed and modified its employment agreement with its President and CEO to extend through December 31, 2011. Should the Company terminate the employment agreement without cause, the Company would be liable for twelve months of the then current salary, the acceleration of unvested stock-based compensation, payment of deferred compensation and other stated benefits earned in cash.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 15 – CHANGE IN ESTIMATE.

In accordance with FASB ASC 250, Accounting Changes (FASB ASC 250), we recorded a $122,000 change in estimate as a period change to reflect a revised estimate of prior year discretionary incentives. The effect on the prior year’s cost of services and general and administrative expenses would have been approximately $71,000 and $51,000 respectively.

NOTE 16 - SUBSEQUENT EVENTS

Since December 31, 2009, we have repurchased 50,000 shares of our common stock at an average price of $0.72 under our share repurchase plan.

In January 2010, the Company completed the acquisition of a hall in South Carolina. The Company commenced operations January 25, 2010.