Form 10-Q
period 2010-03-31
LITTLEFIELD CORP
filed 2010-05-14
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010	Commission file number 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

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

On May 3, 2010, 17,858,114 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended March 31, 2010

INDEX

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements
a)	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 ………………………………………………….............................................................................................	2

b)	Consolidated Statements of Operations (unaudited) for the Three
	Months Ended March 31, 2010 and 2009………………………………...........................................................................................	3

c)	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months Ended March 31, 2010 and 2009……………………..………….........................................................................................	5

d)	Notes to Consolidated Financial Statements……………………….……........................................................................................	7

Item 2	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations………………………………………………...........................................................................................	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk……………	18

Item 4	Controls and Procedures…………………………………………………..........................................................................................	18

Part II. OTHER INFORMATION
Item 1	Legal Proceedings ……………………………………………………….............................................................................................	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds …………………...........................................................................	19

Item 6	Exhibits …………………………………………………………………...............................................................................................	20
	Item 6.	19

	Signatures ………………………………………………………………..............................................................................................	20

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements
Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2010	December 31, 2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$3,672,417	$3,734,712
Accounts receivable, net of allowance for doubtful accounts of $26,752 and $27,777, respectively	595,243	510,054
Other current assets	415,853	213,993
Note receivable – current portion	75,000	75,000
Total Current Assets	4,758,513	4,533,759

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,237,564	7,118,263

Other Assets:
Goodwill	5,349,852	5,215,634
Intangible assets, net	938,490	918,157
Note receivable, net	347,349	373,644
Other non-current assets	280,437	266,777
Total Other Assets	6,916,128	6,774,212

TOTAL ASSETS	$18,912,205	$18,426,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$339,913	$273,380
Long term debt, legal settlements, current portion	49,139	120,742
Trade accounts payable	131,716	183,285
Accrued expenses	1,067,510	1,087,497
Total Current Liabilities	1,588,278	1,664,904

Long-term Liabilities:
Long term debt, net of current portion	2,862,888	2,885,090
Other liabilities, related party	107,683	96,027
Total Long-term Liabilities	2,970,571	2,981,117
Total Liabilities	4,558,849	4,646,021

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively, outstanding 17,858,114 shares and 17,959,114 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,173,405	31,148,229
Treasury stock - 959,292 and 858,292 shares, at cost	(1,078,291)	(1,006,056)
Accumulated deficit	(15,760,576)	(16,380,778)
Total Stockholders' Equity	14,353,356	13,780,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,912,205	$18,426,234

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,

	2010	2009
REVENUES:
Entertainment	$3,027,217	$2,805,185
Other	19,103	20,076
TOTAL REVENUES	3,046,320	2,825,261

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	212,071	219,183
Rent and utilities	692,255	719,784
Other direct operating costs	404,992	523,042
Depreciation and amortization	186,965	177,796
License expense	20,563	13,998
TOTAL COSTS AND EXPENSES	1,516,846	1,653,803

GROSS MARGIN	1,529,474	1,171,458

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	333,109	332,262
Legal and accounting fees	169,162	131,371
Depreciation and amortization	18,437	29,494
Share-based compensation expense	25,176	30,985
Other general and administrative	163,036	172,860
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	708,920	696,972

ARBITRATION JUDGMENT	122,449	---

OPERATING INCOME (LOSS)	698,105	474,486

OTHER INCOME AND EXPENSES:
Interest income	8,486	11,997
Interest expense	(46,561)	(58,881)
Other expense	(12,901)	(8,157)
TOTAL OTHER INCOME AND EXPENSES	(50,976)	(55,041)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	647,129	419,445

PROVISION FOR INCOME TAXES	26,927	26,453

INCOME (LOSS) FROM CONTINUING OPERATIONS	620,202	392,992

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	---	(110,403)

NET INCOME (LOSS)	$620,202	$282,589

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,

2010	2009

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$0.03		$0.02
Discontinued operations	$0.00	$	(0.01)
Total	$0.03		$0.02

Diluted earnings (loss) per share
Continuing operations	$0.03		$0.02
Discontinued operations	$0.00	$	(0.01)
Total	$0.03		$0.02

Weighted average shares outstanding – basic	17,917,258		16,754,901

Weighted average shares outstanding – diluted	18,312,188		17,964,790

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$620,202	$282,589
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	205,402	260,276
Stock-based compensation expense	25,176	30,985
Arbitration judgment	122,449	---
(Gain) loss on disposals of equipment	23,593	14,932

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable, net	(85,189)	(20,372)
Other assets	(215,521)	(55,546)
Trade accounts payable	(51,201)	(176,228)
Accrued expenses and other current liabilities	(130,779)	369,488
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	514,132	706,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(212,099)	(152,766)
Purchase of goodwill and intangibles	(164,218)	(210,100)
Proceeds from the sale of equipment	---	6,775
Proceeds from repayment of notes receivable, net	26,296	780
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(350,021)	(355,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(154,171)	(634,962)
Repurchases of common stock	(72,235)	---
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(226,406)	(634,962)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,295)	(284,149)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,734,712	4,425,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,672,417	$4,141,575

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,

	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$46,560	$58,881

Income taxes	$20,188	$333

Non-cash transactions:

Transfer of property and equipment to Assets Held for Sale	---	$412,535

Purchase of acquisition assets in exchange for note payable	$126,900	---

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2010

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

The operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

NOTE 2 – DISCONTINUED OPERATIONS.

This report presents the results of operations of the Company’s Hospitality segment for the three-month period ended March 31, 2009, as discontinued operations. On April 1, 2009, the Company completed the sale of its Premiere Tents and Events (“PTE”) business unit reflecting the Company’s focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The PTE business unit was sold for $900,000 consisting of $300,000 cash consideration and a seven year note for $600,000 at six percent interest. The asset sale resulted in a gain on sale of $403,556 resulting from a $900,000 sales price less $406,444 of disposed assets, at net book value and a fifteen percent valuation allowance on the seven year note.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued).

The amounts of the discontinued Hospitality segment’s revenue, gross profit (loss), gain on sale, income (loss) from discontinued operations and income (loss) per basic share included in the first quarter and three months ended March 31, 2009, were as follows:

		Q109
Revenue		$425,533
Gross profit (loss)		(110,403)
Gain on asset disposal		---
Income (loss) from discontinued operations		$(110,403)
Income (loss) per share	$	(0.01)

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 2010 and December 31, 2009, consisted of the following:

	March 31, 2010	December 31, 2009
Land	$760,467	$740,467
Buildings	3,557,423	3,395,498
Leasehold improvements	5,495,002	5,565,310
Equipment, furniture and fixtures	3,630,317	3,625,132
Automobiles	104,341	121,534
	13,547,550	13,447,941

Less: Accumulated depreciation and amortization	(6,309,986)	(6,329,678)

Property and equipment, net	$7,237,564	$7,118,263

Total depreciation expense, for owned and leased assets, charged to continuing operations for the three months ended March 31, 2010 and 2009 was approximately $195,700 and $198,200 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2010

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at March 31, 2010, was as follows:
	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2009	$6,411,450	$(1,195,816)	$5,215,634
Goodwill acquired during period	134,218	---	134,218
Goodwill at March 31, 2010	$6,545,668	$(1,195,816)	$5,349,852

Intangible assets at March 31, 2010, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2009	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at March 31, 2010	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2009	$332,500	(243,708)	$88,792
Change in covenants not to compete	30,000	(9,667)	20,333
Covenants not to compete at March 31, 2010	$362,500	(253,375)	$109,125
Intangible Assets, Net of Accumulated Amortization			$938,490

Amortization expense charged to operations for the three months ended March 31, 2010 and 2009, was approximately $10,000 and $9,000 respectively. The increase in goodwill and covenants not to compete resulted from a South Carolina bingo hall acquisition during the first quarter of 2010.

NOTE 5 - SHAREHOLDERS’ EQUITY.

At March 31, 2010, the Company held 959,292 treasury shares at an average purchase cost of $1.12.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2010

NOTE 6 – SHARE BASED PAYMENTS.

The Company recorded approximately $25,000 and $31,000 in compensation expense in the three month periods ended March 31, 2010 and March 31, 2009, respectively, related to options issued under its stock-based incentive compensation plans.  This included expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options included the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  There were 12,500 and 900,000 options issued during the three month periods ended March 31, 2010 and 2009, respectively. For options issued in 2010, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 3.5% and an expected life of 10 years.

NOTE 7 – EARNINGS PER SHARE.

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents, which include stock options, is computed using the treasury stock method.

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Three months ended March 31,	2010	2010	2009	2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$620,202	$620,202	$282,589	$282,589
Denominator:
Weighted average shares outstanding	17,917,258	17,917,258	16,754,901	16,754,901
Effect of dilutive securities:
Stock options and warrants	---	394,930	---	1,209,889
Weighted average shares outstanding	17,917,258	18,312,188	16,754,901	17,964,790

Earnings (loss) per share	$0.03	$0.03	$0.02	$0.02

Stock options to acquire 154,500 and 439,410 shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive. The dilutive securities for the three month period ended March 31, 2009, included a stock grant of 1,182,699 shares granted during the first quarter but not yet issued as of March 31, 2009.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2010

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

Transactions under the stock option plans are summarized below. At March 31, 2010, a total of 1,534,910 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/09	1,522,410	$0.42
Granted	12,500	0.68
Exercised	---	---
Forfeited	--	---
Outstanding at 03/31/10	1,534,910	$0.43

The fair value of options granted during the three month period ended March 31, 2010, was approximately $6,809; the 12,500 options vested upon grant.

The aggregate intrinsic value represents the value of the Company’s closing stock price of $0.73 on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2010 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $140,000 as of March 31, 2010, related to approximately 569,000 shares with a per share weighted average fair value of  $0.25. We anticipate this expense to be recognized over a weighted average period of approximately 1.9 years.

The following table summarizes information about options outstanding at March 31, 2010, under the Employee Stock Plans:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2010:	$1.26 - 1.87	16,500	6.1 years	$1.32	16,500	$1.32
	$0.00 - $1.25	1,518,410	7.8 years	$0.42	949,660	$0.46
	Total	1,534,910	7.8 years	$0.43	966,160	$0.48

	Aggregate intrinsic value	$483,076			$259,339

The weighted average remaining contractual life of options exercisable as of March 31, 2010, was 6.9 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2010

NOTE 9 – INCOME TAXES.

The Company recorded approximately $27,000 and $26,000 of state income tax expense, respectively, for the three months ended March 31, 2010 and 2009.  The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $10,900,000 at December 31, 2009, and begin expiring in the year 2016.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of March 31, 2010, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2006 through 2009 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 10 - RELATED PARTY TRANSACTIONS.

During 2009, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued as Other liabilities – related party, $6,000 and $6,000 of deferred compensation in the three months ended March 31, 2010 and 2009, respectively.

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

The Company is obligated to make payments over approximately two months in settlement of litigation that was concluded in prior periods. At March 31, 2010, the carrying value of these obligations was approximately $49,000. The Company is current in all its settlement payment obligations.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2010

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

After the substitution of Furtney’s estate as the defendant, the estate discharged Furtney’s previous counsel and retained their own counsel which resulted in additional delay.  Prior to his dismissal, Furtney’s counsel filed a motion for summary judgment seeking the dismissal of the claims arguing that the claims against Furtney were barred by the previous judgments in the litigation with Pondella and Ontario; he also argued that the claims against Furtney were time-barred by the statute of limitations.  The attorney retained by Furtney’s estate continued to argue this motion and raise these defenses.  A hearing on the motion was conducted in July 2009, and the parties then submitted supporting memorandums.  The court entered an order in March 2010, denying the motion for summary judgment and the supporting arguments in their entirety.  We are in the process of coordinating a trial date and the trial of this matter should go forward later this year.

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

Defendants subsequently alleged that the Company and its CEO were the alter-ego of the Plaintiff and asserted third-party claims against them.  A mediation was conducted in January 2010. The lawsuit is ongoing and the parties are currently engaged in discovery.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

Cause No. 2009-CI-14245, B-Y Mission Plaza CC, Ltd. v. Coastal Bend Bingo, Inc. and Littlefield Corporation, in the 285th District Court of Bexar County, Texas.

B-Y Mission, Plaintiff, filed suit against the Company and one of its affiliates, alleging breach of a lease agreement between B-Y Mission, Landlord, and Coastal Bend, Lessee, and seeking to compel arbitration of the dispute. The Company is the Guarantor of the lease entered into by one of its affiliates, Coastal Bend. Coastal Bend attempted to terminate the lease under a clause of the lease that the Company believes permits termination of the lease under the circumstances and tendered the appropriate termination amount. The Company also asserted that B-Y Mission engaged in fraud by, among other things, making material misrepresentations in connection with the lease. The Landlord contended the termination was wrongful and seeks recovery of all remaining rental payments.

As of April 30, 2010, the suit is no longer pending.  As a result of an arbitration conducted on March 31 and April 1, 2010, the arbitrator determined that the Company’s affiliate did not have grounds to terminate the lease as alleged.  However, the arbitrator also determined that Company’s affiliate was entitled to a reduction of the amount of common area maintenance, insurance and taxes charged by the Landlord for the remainder of the lease.   The arbitrator awarded the Landlord an amount for past rent and for attorney fees, which has been fully paid by the Company.   The Company recorded a $122,449 charge in its first quarter 2010 results to reflect this judgment. On April 29, 2010, the Court entered its final judgment adopting the decision and award of the arbitrator.   The judgment expressly recites that all monetary awards therein have been fully satisfied by the Company and its affiliate.  Pursuant to the private agreement between the parties, the award of the arbitrator and the judgment adopting the same are not subject to appeal by any party.

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

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

NOTE 13 – SPECIAL CHARGES

As more fully discussed in Note 11: Commitments and Contingencies, during the first three months of 2010, we recorded a $122,000 charge related to an arbitration judgment.

NOTE 14 – SUBSEQUENT EVENTS.

None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The first quarter 2010 discussion in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

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

Q1 2010 compared to Q1 2009

Results of Operations

During the three months ended March 31, 2010, the Company achieved a record level of revenue from continuing operations which increased 8% over the comparable prior year period. The Company reached a record level of quarterly bingo revenue exceeding $3,000,000 for the first time in the Company’s history. The Company posted income from continuing operations of $620,000, an approximate $227,000 or 58% increase over the comparable prior year first quarter. Excluding the notable items discussed more fully under Income (loss) from Continuing Operations below, income from continuing operations was approximately $990,000, up approximately $205,000 over the prior year period.

Revenues

The following table sets forth the Company’s revenues from continuing operations the three months ended March 31, 2010 and 2009:

	2010	2009	Change	% Change
Total Revenues	$3,046,000	$2,825,000	$221,000	8%
Entertainment	3,027,000	2,805,000	222,000	8%
Texas	1,273,000	1,326,000	(53,000)	(4%)
South Carolina	1,299,000	973,000	326,000	34%
Alabama / Florida	455,000	506,000	(51,000)	(10%)
Other	$19,000	$20,000	$(1,000)	NM

The first quarter is seasonally the stronger quarter of the year. During the first three months of 2010, total revenues for the Company increased 8% from 2009. Entertainment revenue increased 8% and was favorably affected by a broad improvement in South Carolina.

By state, Entertainment revenues for Texas, South Carolina and Alabama / Florida were 42%, 43% and 15% of total Entertainment revenue respectively compared to 47%, 35% and 18% in 2009. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the three months ended March 31, 2010 and 2009. Gross profit percent (gross profit as a percent of sales) increased to 50% from 41% in 2009.

	2010	2009	Change	% Change
Total Gross Profit	$1,529,000	$1,171,000	$358,000	31%
Entertainment	1,510,000	1,151,000	359,000	31%
Other	$19,000	$20,000	$(1,000)	NM

Overall, total costs and expenses decreased 8% from the comparable three-month prior year period mainly as a result of lower costs  which stemmed from restructuring actions in 2009 including the closure of certain non-performing halls ($174,000).

Direct salaries and other compensation were down an insignificant amount of approximately $7,000 or 3%.

Rent and utilities in 2010 decreased approximately $28,000 or 4% from 2009, largely due to the closure of certain non-performing halls. In 2010 and 2009, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2010 and 2009, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2010 declined approximately $118,000 or 23% from the prior year, mainly resulting from lower costs such as advertising, promotions and development expenses associated with start-ups, re-openings and closures of certain halls in Texas.

Depreciation and amortization expense totaled approximately $205,000 ($187,000 Direct Costs plus $18,000 G&A) in 2010 versus $207,000 in the prior year; about the same level as the prior year.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $540,000 in 2010, compared to approximately $542,000 in 2009, an insignificant decrease of approximately $2,000. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q1 2010	Q1 2009
General and administrative expenses (GAAP basis)	$708,920	$696,972
Stock-based compensation	(25,176)	(30,985)
Noted legal expenses	(125,018)	(84,578)
Depreciation and amortization	(18,437)	(29,494)
Acquisition consideration	---	(10,000)
	(168,631)	(155,057)
Corporate overhead (non-GAAP basis)	$540,289	$541,915

Other income and expense was an expense of approximately $51,000 for 2010, compared to approximately $55,000 in 2009. The difference mainly stems from lower interest expense from lower debt levels.

Our income tax expense for 2010 was approximately $27,000 compared to $26,000 in 2009, all of which is related to the expected effective tax rate for state income taxes.  As of December 31, 2009, the Company had a net operating loss available for carryover on its federal income taxes of approximately $10,900,000.

Income from continuing operations

During the first three months of 2010, income from continuing operations was approximately $620,000; $0.03 per basic share and $0.03 per fully diluted share. During the first three months of 2009, income from continuing operations was approximately $393,000; $0.02 per basic share and $0.02 per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,917,258 in 2010 compared to 16,754,901 in 2009.  The increase in shares outstanding mainly represents shares issued as stock-based compensation.

The Q1 2010 results include approximately $369,000 of notable items: $84,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $125,000 of legal expense for South Carolina, Texas and its Furtney litigation, $122,000 related to an arbitration judgment, $13,000 in asset disposals and $25,000 for non-cash stock-based compensation.

The Q1 2009 results included approximately $391,000 of notable items: $257,000 of expense from Texas start-ups and re-openings, $85,000 from legal expense related to South Carolina and Texas and its Furtney litigation, $10,000 of consideration related to acquisitions, $8,000 in asset disposals and $31,000 for non-cash stock-based compensation expense.

Adjusted for the noted items above, the adjusted income from continuing operations during the first three months of 2010 was approximately $990,000 and basic earnings per share were $0.06 per share in 2010 versus an adjusted net income of approximately $784,000 and basic earnings per share of $0.05 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	Q1 2010	Q1 2009
Income (loss) (GAAP basis)	$620,202	$392,992
Hall start-up activities	83,863	257,623
Stock-based compensation	25,176	30,985
Noted legal expenses	125,018	84,578
Arbitration judgment	122,449	---
Other asset disposals	12,901	8,157
Acquisition consideration	---	10,000
	369,407	391,343
Income (loss) excluding noted items (non-GAAP basis)	$989,609	$784,335

Net Income

During 2010, we realized net income of approximately $620,000; $0.03 per basic share and $0.03 per fully diluted share. Net income in 2008 was approximately $283,000; $0.02 per basic share and $0.02 per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,917,258 in 2010 compared to 16,754,901 in 2009.   The increase in shares outstanding mainly represents shares issued as stock-based compensation.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2010, totaled approximately $3,672,000 and represented 19% of total assets of approximately $18,912,000.  Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition or which are readily convertible to cash without penalty. Current assets totaled approximately $4,759,000. Current liabilities totaled $1,588,000. Working capital was approximately $3,171,000 with a current ratio of 3.0 to 1 compared to approximately 2.7 to 1 at December 31, 2009.

Cash provided by operating activities for the three months ended March 31, 2010 totaled approximately $514,000 compared to cash provided of $706,000 during 2009. Cash flows from operating activities in 2010 were increased by net income of approximately $620,000 and provided by non-cash depreciation expense of approximately $205,000, special charges of $122,000, stock based compensation of approximately $25,000, gain on disposal of equipment of approximately $24,000 and partially offset by other net changes in asset and liability accounts of $482,000.

Net cash used in investing activities totaled approximately $350,000 for capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of a hall in South Carolina during the three months ended March 31, 2010 partially offset by  payments on note receivables. This compared to net cash used in investing activities of approximately $355,000 in 2009 mainly for the purchase of capital assets and an acquisition.

Cash used in financing activities in 2010 totaled approximately $226,000, compared to net cash used in financing activities in 2009 of approximately $635,000. During the first three months of 2010, approximately $154,000 was used for the payment of notes payable and legal settlement obligations and approximately $72,000 was used to repurchase common stock. During the first three months of 2009, approximately $500,000 was used in the final payoff of a note related to the purchase of six halls in South Carolina in 2008 to realize a $300,000 reduction in purchase price and approximately $135,000 was used for the payment of notes payable and legal settlement obligations.

At March 31, 2010, we had approximately $18,912,000 in total assets with total liabilities of approximately $4,559,000 and approximately $14,353,000 of shareholders’ equity.  Total assets include approximately $3,672,000 in cash, $595,000 of net accounts receivable, other current assets of $492,000, $7,238,000 of net property and equipment, $6,288,000 of intangible assets, $347,000 note related to the sale of PTE and $280,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $132,000 and notes payable obligations of approximately $3,203,000, legal settlement related obligations of $49,000 and accrued and related-party liabilities of $1,067,000 and $108,000 respectively.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at March 31, 2010 or 2009. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We have a share repurchase program that authorizes us to purchase shares of common stock up to $500,000 in order to increase shareholder value and manage dilution resulting from shares issued under equity compensation plans. The following table sets forth information regarding our repurchases or acquisitions of common stock during 2009 and the first three months of 2010:

Repurchase Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans
Q1 2009	---	---	---
Q2 2009	34,385	$0.71	34,385
Q3 2009	75,000	$0.73	75,000
Q4 2009	50,000	$0.72	50,000
Q1 2010	101,000	$0.72	101,000
Total	260,385	$0.72	260,385

Average price per share includes transactions costs. During the first three months of 2010, the Company repurchased $72,235 of its common stock. During 2009, the Company repurchased $114,906 of its common stock.

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

Littlefield Corporation

May 14, 2010

By:

/s/ JEFFREY L. MINCH Jeffrey L. Minch President and Chief Executive Officer

/s/ RICHARD S. CHILINSKI Richard S. Chilinski Chief Financial Officer