Form 10-Q
period 2010-06-30
LITTLEFIELD CORP
filed 2010-08-13
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010	Commission file number 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

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

On August 3, 2010, 17,915,087 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended June 30, 2010

INDEX

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements
a)	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 ………………………………………….	2
b)	Consolidated Statements of Operations (unaudited) for the Three
	Months Ended June 30, 2010 and 2009…………………………	3

c)	Consolidated Statements of Operations (unaudited) for the Six
	Months Ended June 30, 2010 and 2009…………………………	5

d)	Consolidated Statements of Cash Flows (unaudited) for the Six
	Months Ended June 30, 2010 and 2009…………………………	7

e)	Notes to Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations………………………………………	17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	Controls and Procedures	23

Part II. OTHER INFORMATION
Item 1	Legal Proceedings ……………………………………………….	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds ………….	24

Item 6	Exhibits …………………………………………………………..	24

	Signatures and Certifications ……………………………………	25

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

        ASSETS
	June 30, 2010	December 31, 2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$3,480,875	$3,734,712
Accounts receivable, net of allowance for doubtful accounts of $26,752 and $27,777, respectively	491,066	510,054
Other current assets	261,244	213,993
Note receivable – current portion	75,000	75,000
Total Current Assets	4,308,185	4,533,759

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,183,857	7,118,263

Other Assets:
Goodwill	5,349,852	5,215,634
Intangible assets, net	927,990	918,157
Note receivable, net	321,053	373,644
Other non-current assets	296,878	266,777
Total Other Assets	6,895,773	6,774,212

TOTAL ASSETS	$18,387,815	$18,426,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$2,107,988	$273,380
Long term debt, legal settlements, current portion	---	120,742
Trade accounts payable	23,210	183,285
Accrued expenses	929,556	1,087,497
Total Current Liabilities	3,060,754	1,664,904

Long-term Liabilities:
Long term debt, net of current portion	1,011,679	2,885,090
Other liabilities, related party	107,793	96,027
Total Long-term Liabilities	1,119,472	2,981,117
Total Liabilities	4,180,226	4,646,021

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively , outstanding 17,915,087 shares and 17,959,114 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,163,902	31,148,229
Treasury stock – 902,319 and 858,292 shares, at cost	(1,013,489)	(1,006,056)
Accumulated deficit	(15,961,642)	(16,380,778)
Total Stockholders' Equity	14,207,589	13,780,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,387,815	$18,426,234

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,

	2010	2009
REVENUES:
Entertainment	$2,281,747	$2,358,525
Other	19,367	19,955
TOTAL REVENUES	2,301,114	2,378,480

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	216,734	212,025
Rent and utilities	676,504	794,056
Other direct operating costs	478,529	585,134
Depreciation and amortization	197,825	176,229
License expense	40,210	36,473
TOTAL COSTS AND EXPENSES	1,609,802	1,803,917

GROSS MARGIN	691,312	574,563

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	355,206	323,138
Legal and accounting fees	238,563	216,643
Depreciation and amortization	19,538	27,057
Share-based compensation expense	26,855	122,869
Other general and administrative	185,535	152,103
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	825,697	841,810

OPERATING INCOME (LOSS)	(134,385)	(267,247)

OTHER INCOME AND EXPENSES:
Interest income	8,428	16,765
Interest expense	(45,706)	(55,909)
Other income and expenses	(2,289)	---
TOTAL OTHER INCOME AND EXPENSES	(39,567)	(39,144)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(173,952)	(306,391)

PROVISION FOR INCOME TAXES	27,114	26,903

INCOME (LOSS) FROM CONTINUING OPERATIONS	(201,066)	(333,294)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	---	381,534

NET INCOME (LOSS)	$(201,066)	$48,240

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended June 30,

2010	2009

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations		$(0.01)	$(0.02)
Discontinued operations		0.00	0.02
Total	$	(0.01)	$0.00

Diluted earnings (loss) per share
Continuing operations		$(0.01)	$(0.02)
Discontinued operations		0.00	0.02
Total	$	(0.01)	$0.00

Weighted average shares outstanding – basic		17,880,653	17,512,788

Weighted average shares outstanding – diluted		17,880,653	17,786,972

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,

	2010	2009
REVENUES:
Entertainment	$5,308,964	$5,163,710
Other	38,470	40,031
TOTAL REVENUES	5,347,434	5,203,741

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	428,805	432,169
Rent and utilities	1,368,759	1,552,467
Other direct operating costs	883,521	1,068,588
Depreciation and amortization	384,790	354,025
License expense	60,773	50,471
TOTAL COSTS AND EXPENSES	3,126,648	3,457,720

GROSS MARGIN	2,220,786	1,746,021

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	688,315	655,400
Legal and accounting fees	407,725	348,014
Depreciation and amortization	37,975	56,551
Share-based compensation expense	52,031	153,854
Other general and administrative	348,571	324,963
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,534,617	1,538,782

ARBITRATION JUDGEMENT	122,449	---

OPERATING INCOME (LOSS)	563,720	207,239

OTHER INCOME AND EXPENSES:
Interest income	16,914	28,762
Interest expense	(92,267)	(114,790)
Other	(15,190)	(8,157)
TOTAL OTHER INCOME AND EXPENSES	(90,543)	(94,185)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	473,177	113,054

PROVISION FOR INCOME TAXES	54,041	53,356

INCOME (LOSS) FROM CONTINUING OPERATIONS	419,136	59,698

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	---	271,131

NET INCOME (LOSS)	$419,136	$330,829

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Six Months Ended June 30,

2010	2009

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$0.02	$0.00
Discontinued operations	0.00	0.02
Total	$0.02	$0.02

Diluted earnings (loss) per share
Continuing operations	$0.02	$0.00
Discontinued operations	0.00	0.02
Total	$0.02	$0.02

Weighted average shares outstanding – basic	17,898,854	17,135,938

Weighted average shares outstanding – diluted	18,327,548	17,983,240

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$419,136	$330,829
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	422,764	463,562
Stock-based compensation expense	52,031	153,854
(Gain) loss on sale of business unit	---	(403,556)
(Gain) loss on disposals of equipment	25,347	8,157

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	18,988	199,227
Other assets	(77,587)	(65,935)
Trade accounts payable	(159,707)	(212,696)
Accrued expenses and other current liabilities	(115,845)	(41,144)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	585,127	432,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(367,008)	(228,930)
Purchase of goodwill and intangibles	(164,218)	(210,100)
Proceeds from the sale of equipment	---	6,775
Proceeds from repayment of notes receivable, net	52,591	19,463
Proceeds from sale of business	---	300,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(478,635)	(112,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(286,444)	(763,365)
Repurchase of common stock	(73,885)	(24,436)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(360,329)	(787,801)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(253,837)	(468,295)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,734,712	4,425,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,480,875	$3,957,429

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,

	2010		2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest		$92,266		$114,790

Income taxes		$63,888		$52,942

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan		$15,827		$17,815

Issuance of treasury stock under employee stock purchase plan		$14,268		$17,515

Issuance of common stock as stock-based compensation	$	---		$367,156

Sale of business in exchange for note receivable	$	---		$600,000

Purchase of Property and equipment in exchange for note payable		$126,900	$	---

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2010

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

The operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

NOTE 2 – DISCONTINUED OPERATIONS.

This report presents the results of operations of the Company’s Hospitality segment for the six-month period ended June 30, 2009, as discontinued operations. On April 1, 2009, the Company completed the sale of its Premiere Tents and Events (“PTE”) business unit reflecting the Company’s focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The PTE business unit was sold for $900,000 consisting of $300,000 cash consideration and a seven year note for $600,000 at six percent interest. The asset sale resulted in a gain on sale of $403,556 resulting from a $900,000 sales price less $406,444 of disposed assets, at net book value and a fifteen percent valuation allowance on the seven year note.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued).

The amounts of the discontinued Hospitality segment’s revenue, gross profit (loss), gain on sale, income (loss) from discontinued operations and income (loss) per basic share included in the second quarter and six months ended June 30, 2009, were as follows:

	Q209	Q209 YTD
Revenue	$ ---	$425,533
Gross profit (loss)	(22,022)	(132,425)
Gain on asset disposal	403,556	403,556
Income (loss) from discontinued operations	$ 381,534	$271,131
Income (loss) per share	$ 0.02	$0.02

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at June 30, 2010 and December 31, 2009 consists of the following:

	June 30, 2010	December 31, 2009
Land	$760,467	$740,467
Buildings	3,557,423	3,395,498
Leasehold improvements	5,626,112	5,565,310
Equipment, furniture and fixtures	3,650,433	3,625,132
Automobiles	104,341	121,534
	13,698,776	13,447,941

Less: Accumulated depreciation and amortization	(6,514,919)	(6,329,678)

Property and equipment, net	$7,183,857	$7,118,263

Total depreciation expense, for owned and leased assets, charged to continuing operations for the six months ended June 30, 2010 and 2009 was approximately $403,000 and $392,000 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2010

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at June 20, 2010, was as follows:
	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2009	$6,411,450	$(1,195,816)	$5,215,634
Goodwill acquired during period	134,218	---	134,218
Goodwill at June 30, 2010	$6,545,668	$(1,195,816)	$5,349,852

Intangible assets at June 30, 2010, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2009	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at June 30, 2010	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2009	$332,500	(243,708)	$88,792
Change in covenants not to compete	30,000	(20,167)	9,833
Covenants not to compete at June 30, 2010	$362,500	(263,875)	$98,625
Intangible Assets, Net of Accumulated Amortization			$927,990

Amortization expense charged to operations for the six months ended June 30, 2010 and 2009, was approximately $20,000 and $18,000 respectively. The increase in goodwill and covenants not to compete resulted from a South Carolina bingo hall acquisition during the first quarter of 2010.

NOTE 5 - SHAREHOLDERS’ EQUITY.

At June 30, 2010, the Company holds 902,319 treasury shares at an average purchase cost of $1.12.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2010

NOTE 6 – SHARE BASED PAYMENTS.

The Company recorded approximately $52,000 and $154,000 in compensation expense in the six month periods ended June 30, 2010 and June 30, 2009, respectively, related to options issued under its stock-based incentive compensation plans.  This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  There were 25,000 and 1,020,000 options issued during the six month periods ended June 30, 2010 and 2009, respectively. For options issued in 2010, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 3.5% and an expected life of 10 years.

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

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Six months ended June 30,	2010	2010	2009	2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$419,136	$419,136	$330,829	$330,829
Denominator:
Weighted average shares outstanding	17,898,854	17,898,854	17,135,938	17,135,938
Effect of dilutive securities:
Stock options and warrants	---	428,694	---	847,302
Weighted average shares outstanding	17,898,854	18,327,548	17,135,938	17,983,240

Earnings (loss) per share	$0.02	$0.02	$0.02	$0.02

Stock options to acquire 100,750 and 306,660 shares for the six months ended June 30, 2010 and 2009, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive to a loss per share or the options were out of the money. The dilutive securities for the six month period ended June 30, 2009, included a stock grant of 1,182,699 shares granted during the first quarter of 2009 but not yet issued as of March 31, 2009.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2010

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION

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

Transactions under the stock option plans are summarized below. At June 30, 2010, a total of 1,547,410 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/09	1,522,410	$0.42
Granted	25,000	0.76
Exercised	---	---
Forfeited	--	---
Outstanding at 06/30/10	1,547,410	$0.43

The fair value of options granted during the six month period ended June 30, 2010 was approximately $15,297; the 25,000 options vested upon grant.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2010 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $122,000 as of June 30, 2010, related to approximately 491,000 shares with a per share weighted average fair value of  $0.25. We anticipate this expense to be recognized over a weighted average period of approximately 1.6 years.

The following table summarizes information about options outstanding at June 30, 2010 under the Employee Stock Plan:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2010:	$1.26 - 1.87	16,500	5.9 years	$1.32	16,500	$1.32
	$0.00 - $1.25	1,530,910	7.6 years	$0.42	1,040,285	$0.46
	Total	1,547,410	7.6 years	$0.43	1,056,785	$0.47

	Aggregate intrinsic value	$441,664			$264,451

The weighted average remaining contractual life of options exercisable as of June 30, 2010 was 7.1 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2010

NOTE 9 – INCOME TAXES.

The Company recorded approximately $54,000 and $53,000 of state income tax expense, respectively, for the six months ended June 30, 2010 and 2009.  The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $10,900,000 at December 31, 2009, and begin expiring in the year 2016.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of June 30, 2010, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2006 through 2009 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 10 - RELATED PARTY TRANSACTIONS.

During 2009, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $12,000 and $12,000 of deferred compensation in the six months ended June 30, 2010 and 2009, respectively.

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

In this case, Littlefield is Plaintiff and  seeks recovery from the estate of Philip Furtney [“Furtney”] for fraud and negligent misrepresentations.  This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney – Pondella Hall for Hire, Inc., [“Pondella”] and 800438 Ontario.  Several months after the acquisition of the three centers, the Florida Attorney General obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and brought a civil proceeding for racketeering against the same two subsidiaries and American Bingo based upon the same allegations.  The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers.  Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo.  In fact, the agreements related to the sales specifically and falsely stated that there were not any ongoing governmental investigations.  American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement.  The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico, avoided service of the Complaint and would not permit his United States attorney to accept service of the Complaint.  Littlefield was successful in finally serving Furtney when he was in the United States in 2005, to attend related litigation.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

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

 After the substitution of Furtney’s estate as the defendant, the estate discharged Furtney’s previous counsel and retained their own counsel which resulted in additional delay.  Prior to his dismissal, Furtney’s counsel filed a motion for summary judgment seeking the dismissal of the claims arguing that the claims against Furtney were barred by the previous judgments in the litigation with Pondella and Ontario; he also argued that the claims against Furtney were time-barred by the statute of limitations.  The attorney retained by Furtney’s estate continued to argue this motion and raise these defenses.  A hearing on the motion was conducted in July 2009, and the parties then submitted supporting memorandums.  The court entered an order in March 2010, denying the motion for summary judgment and the supporting arguments in their entirety.  A hearing is scheduled for September 8, 2010, and it is anticipated that the court will set a trial date at that hearing.

Cause No.24, 182-B; West Texas Bingo, Inc. v. Janie Wall, in the 104th Judicial District Court of Taylor County, Texas.

In this case, Plaintiff is a wholly-owned subsidiary of the Company. The Plaintiff filed suit against the Defendants alleging the Defendants interfered with the Plaintiff's bingo operations and/or business operations at Super Bingo, which is located in Abilene, Texas. The Defendants asserted counterclaims against the Plaintiff alleging that the Plaintiff's claims were harassing and constituted intentional infliction of emotional distress. Defendant's claims were dismissed by the Court via summary judgment in June 2008.

Defendants subsequently alleged that the Company and its CEO were the alter-ego of the Plaintiff and asserted third-party claims against them.  These claims were dismissed by the Court via summary judgment in July 2010.  A mediation was conducted in January 2010 and April 2010, but the case did not settle. The lawsuit is ongoing and the parties are currently engaged in discovery.  The lawsuit has not been set for trial.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

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

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include 1) transfers in and out of Levels 1 and 2 and 2) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on 1) level of disaggregation and 2) disclosures about inputs and valuation techniques. This update will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on January 1, 2010 as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

In February 2010, the FASB updated FASB ASC 855, Subsequent Events (FASB ASC 855) that requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued. For an SEC filer, this guidance also eliminates the required disclosure of the date through which subsequent events are evaluated.  This update is effective upon issuance. We adopted the update on January 1, 2010 as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

NOTE 13 – SPECIAL CHARGES.

As more fully discussed in Note 11: Commitments and Contingencies, during the first three months of 2010, we recorded a $122,000 charge related to an arbitration judgment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The second quarter 2010 and year-to-date discussion in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

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

Second quarter 2010 compared to 2009

During the second quarter, the Company achieved the second highest level of second quarter bingo revenue. Revenue declined 3% from the record-setting level last year. Income (loss) from continuing operations was a loss of approximately $200,000, an improvement of approximately $130,000 over the comparable prior year period. Excluding the notable items described below, income from continuing operations was approximately $156,000.

The Q2 2010 results include approximately $357,000 of notable items:  $133,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $195,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation. $27,000 for non-cash stock-based compensation and other asset disposals of $2,000. The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees are expected be more manageable with the anticipated settlement of the Furtney and Abilene litigation later this year.

The Q2 2009 results included approximately $666,000 of notable items: $378,000 of expense from Texas start-ups and re-openings, $165,000 from legal expense related to South Carolina and Texas and its Furtney litigation, and $123,000 for non-cash stock-based compensation expense.

Revenues

The following table sets forth the Company’s revenues from continuing operations for the quarters ended June 30, 2010 and 2009:

	Q2 2010	Q2 2009	Change	% Change
Total Revenues	$2,301,000	$2,378,000	$(77,000)	(3%)
Entertainment	2,282,000	2,358,000	(76,000)	(3%)
Texas	1,235,000	1,318,000	(83,000)	(6%)
South Carolina	751,000	656,000	95,000	14%
Alabama / Florida	296,000	384,000	(88,000)	(23%)
Other	$19,000	$20,000	$(1,000)	NM

During the second quarter of 2010, total revenues for the Company declined 3% from 2009’s record-setting level of second quarter bingo revenue. The second quarter is typically seasonally a weaker quarter due to weakness during the summer months. The slight decline in Entertainment revenue largely reflects stable revenues in Texas and South Carolina and the contribution of a recent South Carolina acquisition offset by localized weakness at select halls in Alabama and Texas paired with the discontinuance of a certain style of play of bingo in Florida. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Entertainment revenues by state were as follows:

	Q2 2010	Q2 2009	% Change
Texas	54%	56%	(2%)
South Carolina	33%	28%	5%
Alabama / Florida	13%	16%	(3%)

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the quarters ended June 30, 2010 and 2009. Gross profit percent (gross profit as a percent of sales) increased to 30% from 24% in 2009.

	Q2 2010	Q2 2009	Change	% Change
Total Gross Profit	$691,000	$575,000	$116,000	20%
Entertainment	672,000	555,000	117,000	21%
Other	$19,000	$20,000	$(1,000)	NM

Overall, total costs and expenses decreased 11% from the comparable prior year quarter primarily as a result of lower costs associated with the closure of certain under-performing halls in Texas.

Direct salaries and other compensation slightly increased by approximately $5,000 or 2% from the prior year.

Rent and utilities in the second quarter 2010 declined approximately $118,000 or 15% from 2009, largely due to the closure of certain under-performing halls in Texas. In 2010 and 2009, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840).  Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2010 and 2009, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in the second quarter 2010 declined approximately $107,000 or 18% from the prior year, mainly as a result of lower costs such as advertising, promotions and development expenses associated with start-ups, re-openings and closures of certain halls in Texas.

Depreciation and amortization expense totaled approximately $217,000 ($198,000 Cost of Services plus $19,000 G&A) in 2010 versus $203,000 in the prior year.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $585,000 in Q2 2010, compared to approximately $527,000 in 2009; the $58,000 increase mainly reflected acquisition-related initiatives including the addition of personnel and trade show activities. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q2 2010	Q2 2009
General and administrative expenses (GAAP basis)	$825,697	$841,810
Stock-based compensation	(26,855)	(122,869)
Noted legal expenses	(194,714)	(165,312)
Depreciation and amortization	(19,538)	(27,057)
Corporate overhead (non-GAAP basis)	$584,590	$526,572

Other income and expense was an expense of approximately $40,000 for 2010, compared to approximately $39,000 in 2009.

Our income tax expense for 2010 was approximately $27,000 compared to $27,000 in 2009, all of which is related to the expected effective tax rate for state income taxes.  As of December 31, 2009, the Company had a net operating loss available for carryover on its federal income taxes of approximately $10,900,000.

Income from continuing operations

During the second quarter of 2010, the Company’s loss from continuing operations was reduced by approximately $130,000 to a loss of approximately $200,000; ($0.01) loss per basic share and a loss of ($0.01) per fully diluted share. The Company incurred a loss from continuing operations of approximately $330,000 during the second quarter of 2009; a loss of ($0.02) per basic share and ($0.02) per fully diluted share.  The weighted average number of basic common shares outstanding totaled 17,880,653 in 2010 compared to 17,512,788 in 2009.  The increase in shares outstanding mainly represents shares issued as stock-based compensation.

The Q2 2010 results include approximately $357,000 of notable items:  $133,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $195,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation. $27,000 for non-cash stock-based compensation and other asset disposals of $2,000. The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees are expected to be more manageable with the anticipated settlement of the Furtney and Abilene litigation later this year.

The Q2 2009 results included approximately $666,000 of notable items: $378,000 of expense from Texas start-ups and re-openings, $165,000 from legal expense related to South Carolina and Texas and its Furtney litigation, and $123,000 for non-cash stock-based compensation expense.

Adjusted for the noted items above, the adjusted income from continuing operations during the second quarter of 2010 was approximately $156,000 and basic earnings per share were $0.01 per share in 2010 versus an adjusted net income of approximately $332,000 and basic earnings per share of $0.02 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	Q2 2010	Q2 2009
Operating income (loss) (GAAP basis)	$(201,066)	$(333,294)
Hall start-up activities	133,059	377,522
Stock-based compensation	26,855	122,869
Noted legal expenses	194,714	165,312
Other asset disposals	2,289	---
Income (loss) excluding noted items (non-GAAP basis)	$155,851	$332,409

Six months to date 2010 compared to 2009

During the six months ended June 30, 2010, the Company achieved a record level of revenue from continuing operations which increased 3% over the comparable prior year period. The Company’s income from continuing operations increased approximately $359,000 from the prior year to approximately $419,000 from approximately $60,000 last year. Excluding the notable items described below, income from continuing operations was approximately $1,145,000, up approximately $29,000 over the prior year period.

The Q2 2010 YTD results include approximately $726,000 of notable items:  $217,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $320,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $122,000 related to an arbitration judgment, $15,000 other asset disposals and $52,000 for non-cash stock-based compensation. The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees should be more manageable with the anticipated settlement of the Furtney and Abilene litigation later this year.

The Q2 2009 earnings included approximately $1,057,000 of notable items: $635,000 of expense from Texas start-ups and re-openings, $250,000 from legal expense related to South Carolina, Texas and Furtney litigation, $10,000 of divestiture consideration, $8,000 of other asset disposals and $154,000 for non-cash stock-based compensation expense.

Revenues

The following table sets forth the Company’s revenues from continuing operations in the six months ended June 30, 2010 and 2009:

	2010	2009	Change	% Change
Total Revenues	$5,347,000	$5,204,000	$143,000	3%
Entertainment	5,309,000	5,164,000	145,000	3%
Texas	2,508,000	2,644,000	(136,000)	(5%)
South Carolina	2,049,000	1,629,000	420,000	26%
Alabama / Florida	752,000	891,000	(139,000)	(16%)
Other	$38,000	$40,000	$(2,000)	NM

During the first six months of 2010, total revenues reached a record level and increased 3% over 2009. Entertainment revenue increased 3% and was favorably affected by the contribution of revenue from halls acquired in South Carolina partially offset by localized weakness at certain halls in Texas and Alabama and the discontinuance of a certain style of play in Florida. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Entertainment revenues by state were as follows:

	2010	2009	% Change
Texas	47%	51%	(4%)
South Carolina	39%	32%	7%
Alabama / Florida	14%	17%	(3%)

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the six months ended June 30, 2010 and 2009. Gross profit percent (gross profit as a percent of sales) increased to 42% from 34% in 2009.

	2010	2009	Change	% Change
Total Gross Profit	$2,221,000	$1,746,000	$475,000	27%
Entertainment	2,183,000	1,706,000	477,000	28%
Other	$38,000	$40,000	$(2,000)	NM

Overall, total costs and expenses decreased approximately $330,000 or 10% from the comparable six-month prior year period mainly as a result of the closure of certain under-performing halls in Texas ($418,000).

Direct salaries and other compensation were down approximately 3,000 or 1%, an insignificant amount.

Rent and utilities in 2010 declined approximately $184,000 or 12% from 2009, largely due to the closure of certain under-performing halls in Texas. We do not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2010 and 2009, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2010 declined approximately $185,000 or 17% from the prior year, mainly resulting from lower costs such as advertising, promotions and development expenses associated with start-ups, re-openings and closures of certain halls in Texas.

Depreciation and amortization expense totaled approximately $423,000 ($385,000 Cost of Services plus $38,000 G&A) in 2010 versus $411,000 in the prior year. The increase in depreciation is mainly attributed to hall renovations.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $1,125,000 in 2010, compared to approximately $1,068,000 in 2009, the $57,000 increase mainly represents acquisition-related initiatives including the addition of personnel and trade show activities. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	2010	2009
General and administrative expenses (GAAP basis)	$1,534,617	$1,538,782
Stock-based compensation	(52,031)	(153,854)
Noted legal expenses	(319,732)	(249,890)
Depreciation and amortization	(37,975)	(56,551)
Acquisition and divestiture consideration	---	(10,000)
Corporate overhead (non-GAAP basis)	$1,124,879	$1,068,487

Other income and expense was an expense of approximately $91,000 for 2010, compared to approximately $94,000 in 2009.

Our income tax expense for 2010 was approximately $54,000 compared to $53,000 in 2009, all of which is related to the expected effective tax rate for state income taxes.  As of December 31, 2009, the Company had a net operating loss available for carryover on its federal income taxes of approximately $10,900,000.

Income from continuing operations

During the first six months of 2010, income from continuing operations was approximately $419,000; $0.02 per basic share and $0.02 per fully diluted share. During the first six months of 2009, the Company’s income from continuing operations was approximately $60,000; $0.00 per basic share and $0.00 per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,898,854 in 2010 compared to 17,135,938 in 2009.  The increase in shares outstanding mainly represents shares issued as stock-based compensation.

The Q2 2010 YTD results include approximately $726,000 of notable items:  $217,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $320,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $122,000 related to an arbitration judgment, $15,000 other asset disposals and $52,000 for non-cash stock-based compensation. The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees should be more manageable with the anticipated settlement of the Furtney and Abilene litigation later this year.

The Q2 2009 earnings included approximately $1,057,000 of notable items: $635,000 of expense from Texas start-ups and re-openings, $250,000 from legal expense related to South Carolina, Texas and Furtney litigation, $10,000 of divestiture consideration, $8,000 of other asset disposals and $154,000 for non-cash stock-based compensation expense.

Adjusted for the noted items above, the adjusted income from continuing operations during the first six months of 2010 was approximately $1,145,000 and basic earnings per share were $0.06 per share in 2010 versus an adjusted net income of approximately $1,117,000 and basic earnings per share of $0.07 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	2010	2009
Operating income (loss) (GAAP basis)	$419,136	$59,698
Hall start-up activities	216,922	635,145
Stock-based compensation	52,031	153,854
Noted legal expenses	319,732	249,890
Arbitration judgment	122,449	---
Acquisition and divestiture consideration	---	10,000
Asset disposals	15,190	8,157
Income (loss) excluding noted items (non-GAAP basis)	$1,145,460	$1,116,744

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2010, totaled approximately $3,481,000 and represented 19% of total assets of approximately $18,388,000.  Current assets totaled approximately $4,308,000. Current liabilities of $3,061,000 were increased by $1.9 million to reclassify a loan due April 2011 to current liabilities. Management anticipates refinancing the loan during the summer of 2010 and has commenced discussions with its financial institution. Working capital was approximately $1,247,000 with a current ratio of 1.4 to 1 compared to approximately 2.7 to 1 in December 2009.

Cash provided by operating activities for the six months ended June 30, 2010 totaled approximately $585,000 compared to cash provided of $432,000 during 2009. Cash flows from operating activities in 2010 were increased by net income of approximately $419,000 and provided by non-cash depreciation expense of approximately $423,000, stock based compensation of approximately $52,000 and partially offset by decreased accounts payable of $160,000 and other net changes in asset and liability accounts of $149,000.

Net cash used in investing activities in 2010 totaled approximately $479,000 for capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of a hall in South Carolina partially offset by the collection of approximately $53,000 on notes receivable. This compared to cash used in investing activities last year of a net $113,000 reflecting approximately $413,000 for capital expenditures and an acquisition partially offset by $300,000 from the sale of the PTE business unit.

Cash used in financing activities in 2010 totaled approximately $360,000, compared to cash used in financing activities in 2009 of approximately $788,000.  In 2010, approximately $286,000 of cash was used for the payment of notes payable and $74,000 to repurchase stock.   During the first six months of 2009, approximately $500,000 was used in the final payoff of a note related to the purchase of six halls in South Carolina during 2008 to realize a $300,000 reduction in purchase price and approximately $264,000 was used for the payment of notes payable and legal settlement obligations and $24,000 to repurchase stock.

At June 30, 2010, we had approximately $18,388,000 in total assets with total liabilities of approximately $4,180,000 and approximately $14,208,000 of shareholders’ equity.  Total assets include approximately $3,481,000 in cash, $491,000 of net accounts receivable, other current assets of $336,000, $7,184,000 of net property and equipment, $6,278,000 of intangible assets, $321,000 note related to the sale of PTE and $297,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $23,000 and notes payable obligations of approximately $3,120,000 and accrued and related-party liabilities of $929,000 and $108,000 respectively.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at June 30, 2010 or 2009. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under equity compensation plans.  The following table sets forth information regarding our repurchases or acquisitions of common stock during the first six months of 2010:

Repurchase Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans
Q1 2010	101,000	$0.72	101,000
Q2 2010	2,360	$0.70	2,360
Total	103,360	$0.71	103,360

Average price per share includes transactions costs. During the first six months of 2010, the Company repurchased $73,885 of its common stock. During 2009, the Company repurchased $114,906 of its common stock.

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

10.1*	2002 Stock Option Plan (incorporated by reference to Exhibit 1 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.2*	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.3*	2009 Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC in March 31, 2009).
31.1	Rule 31a-14(a) / 15d-14(a) Certifications, filed herewith
32.1	Section 1350 Certifications, filed herewith
*	Denotes a management contract or compensatory plan or arrangement.

                                                                                                                                                                     SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

August 13, 2010

By:

/s/ JEFFREY L. MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/ RICHARD S. CHILINSKI
Richard S. Chilinski
Chief Financial Officer