Form 10-Q
period 2010-09-30
LITTLEFIELD CORP
filed 2010-11-12
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010	Commission file number 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

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

On November 5, 2010, 17,624,439 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended September 30, 2010

INDEX

Part I. FINANCIAL INFORMATION

Item 1	Financial Statements
a)	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 ………………………………………………….	2
b)	Consolidated Statements of Operations (unaudited) for the Three
	Months Ended September 30, 2010 and 2009…………………………...	3

c)	Consolidated Statements of Operations (unaudited) for the Nine
	Months Ended September 30, 2010 and 2009…………………………...	5

d)	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months Ended September 30, 2010 and 2009……………………..……	7

e)	Notes to Consolidated Financial Statements……………………….……	9

Item 2	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations……………………………………………….	18

Item 3	Quantitative and Qualitative Disclosures about Market Risk……………	24

Item 4	Controls and Procedures………………………………………………….	24

Part II. OTHER INFORMATION
Item 1	Legal Proceedings ……………………………………………………….	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds …………………..	25

Item 6	Exhibits ………………………………………………………………….	25
	Item 6.	19

	Signatures and certifications ……………………………………………..	26

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
Littlefield Corporation
CONSOLIDATED BALANCE SHEETS
        ASSETS
	September 30, 2010	December 31, 2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$ 3,546,527	$ 3,734,712
Accounts receivable, net of allowance for doubtful accounts of $26,752 and $27,777, respectively	513,832	510,054
Other current assets	256,904	213,993
Note receivable – current portion	75,000	75,000
Total Current Assets	4,392,263	4,533,759

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,219,143	7,118,263

Other Assets:
Goodwill	5,349,852	5,215,634
Intangible assets, net	917,490	918,157
Note receivable, net	303,523	373,644
Other non-current assets	307,471	266,777
Total Other Assets	6,878,336	6,774,212

TOTAL ASSETS	$ 18,489,742	$ 18,426,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$ 540,084	$ 273,380
Long term debt, legal settlements, current portion	---	120,742
Trade accounts payable	113,706	183,285
Accrued expenses	866,101	1,087,497
Total Current Liabilities	1,519,891	1,664,904

Long-term Liabilities:
Long term debt, net of current portion	2,856,480	2,885,090
Other liabilities, related party	113,793	96,027
Total Long-term Liabilities	2,970,273	2,981,117
Total Liabilities	4,490,164	4,646,021

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively , outstanding 17,772,547 shares and 17,959,114 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,189,219	31,148,229
Treasury stock – 1,044,859 and 858,292 shares, at cost	(1,115,526)	(1,006,056)
Accumulated deficit	(16,092,933)	(16,380,778)
Total Stockholders' Equity	13,999,578	13,780,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,489,742	$ 18,426,234

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,

	2010	2009
REVENUES:
Entertainment	$2,182,672	$2,187,386
Other	19,417	18,191
TOTAL REVENUES	2,202,089	2,205,577

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	199,370	208,118
Rent and utilities	688,022	858,015
Other direct operating costs	515,242	472,515
Depreciation and amortization	202,005	181,021
License expense	12,288	13,391
TOTAL COSTS AND EXPENSES	1,616,927	1,733,060

GROSS MARGIN	585,162	472,517

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	285,980	318,535
Legal and accounting fees	152,586	110,356
Depreciation and amortization	20,116	21,348
Share-based compensation expense	25,317	16,665
Other general and administrative	168,670	175,867
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	652,669	642,771

CHANGE IN ESTIMATE	---	122,000

OPERATING INCOME (LOSS)	(67,507)	(48,254)

OTHER INCOME AND EXPENSES:
Interest income	6,978	7,866
Interest expense	(44,643)	(52,746)
TOTAL OTHER INCOME AND EXPENSES	(37,665)	(44,880)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(105,172)	(93,134)

PROVISION FOR INCOME TAXES	26,119	26,119

INCOME (LOSS) FROM CONTINUING OPERATIONS	(131,291)	(119,253)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	---	21,302

NET INCOME (LOSS)	$(131,291)	$(97,951)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended September 30,

2010	2009

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$ (0.01)	$ (0.01)
Discontinued operations	0.00	0.00
Total	$ (0.01)	$ (0.01)

Diluted earnings (loss) per share
Continuing operations	$ (0.01)	$ (0.01)
Discontinued operations	0.00	0.00
Total	$ (0.01)	$ (0.01)

Weighted average shares outstanding – basic	17,874,540	18,059,657

Weighted average shares outstanding – diluted	17,874,540	18,059,657

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,

	2010	2009
REVENUES:
Entertainment	$7,491,636	$7,351,096
Other	57,887	58,222
TOTAL REVENUES	7,549,523	7,409,318

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	628,175	640,287
Rent and utilities	2,056,781	2,410,482
Other direct operating costs	1,398,763	1,541,103
Depreciation and amortization	586,795	535,046
License expense	73,061	63,862
TOTAL COSTS AND EXPENSES	4,743,575	5,190,780

GROSS MARGIN	2,805,948	2,218,538

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	974,295	973,935
Legal and accounting fees	560,311	458,370
Depreciation and amortization	58,091	77,899
Share-based compensation expense	77,348	170,519
Other general and administrative	517,241	500,830
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,187,286	2,181,553

ARBITRATION JUDGEMENT	(122,449)	---
CHANGE IN ESTIMATE	---	122,000

OPERATING INCOME (LOSS)	496,213	158,985

OTHER INCOME AND EXPENSES:
Interest income	23,892	36,628
Interest expense	(136,910)	(167,536)
Other	(15,910)	(8,157)
TOTAL OTHER INCOME AND EXPENSES	(128,208)	(139,065)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	368,005	19,920

PROVISION FOR INCOME TAXES	80,160	79,475

INCOME (LOSS) FROM CONTINUING OPERATIONS	287,845	(59,555)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	---	292,433

NET INCOME (LOSS)	$ 287,845	$ 232,878

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended September 30,

2010	2009

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$ 0.02	$ (0.00)
Discontinued operations	0.00	0.02
Total	$ 0.02	$ 0.01

Diluted earnings (loss) per share
Continuing operations	$ 0.02	$ (0.00)
Discontinued operations	0.00	0.02
Total	$ 0.02	$ 0.01

Weighted average shares outstanding – basic	17,890,661	17,447,228

Weighted average shares outstanding – diluted	18,317,710	18,143,559

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 287,845	$ 232,878
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	644,886	665,930
Stock-based compensation expense	77,348	170,519
(Gain) loss on sale of business unit	---	(403,556)
(Gain) loss on disposals of equipment	25,347	8,157

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable, net	(3,778)	121,047
Other assets	(92,605)	(29,116)
Trade accounts payable	(69,210)	(159,709)
Accrued expenses and other current liabilities	(173,301)	(137,674)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	696,532	468,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(613,915)	(341,359)
Purchase of goodwill and intangibles	(164,218)	(210,100)
Proceeds from the sale of equipment	---	6,775
Proceeds from repayment of notes receivable, net	78,887	36,993
Proceeds from sale of business	---	300,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(699,246)	(207,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(384,548)	(894,617)
Repurchase of common stock	(175,923)	(79,156)
Proceeds from note payable	375,000	---
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(185,471)	(973,773)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(188,185)	(712,988)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,734,712	4,425,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,546,527	$3,712,736

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine Months Ended September 30,

	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$ 136,910	$ 167,536

Income taxes	$ 72,223	$ 64,834

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan	$ 15,827	$ 17,815

Issuance of treasury stock under employee stock purchase plan	$ 14,268	$ 17,515

Issuance of common stock as stock-based compensation	$ ---	$ 367,156

Sale of business in exchange for note receivable	$ ---	$ 600,000

Purchase of property and equipment in exchange for note payable	$ 126,900	$ ---

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2010

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

The operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

NOTE 2 – DISCONTINUED OPERATIONS.

This report presents the results of operations of the Company’s Hospitality segment for the nine-month period ended September 30, 2010, as discontinued operations. On April 1, 2009, the Company completed the sale of its Premiere Tents and Events (“PTE”) business unit reflecting the Company’s focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The PTE business unit was sold for $900,000 consisting of $300,000 cash consideration and a seven year note for $600,000 at six percent interest. The asset sale resulted in a gain on sale of $403,556 resulting from a $900,000 sales price less $406,444 of disposed assets, at net book value and a fifteen percent valuation allowance on the seven year note.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued).

The amounts of the discontinued Hospitality segment’s revenue, gross profit (loss), gain on sale, income (loss) from discontinued operations and income (loss) per basic share included in the third quarter and nine months ended September 30, 2009, were as follows:

	Q309	Q309 YTD
Revenue	$ ---	$ 425,533

Gross profit (loss)	$ 21,302	$(111,123)
Gain on asset disposal	---	403,556
Income (loss) from discontinued operations	$ 21,302	$ 292,433
Income (loss) per share	$ 0.00	$ 0.02

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Land	$ 760,467	$ 740,467
Buildings	3,557,423	3,395,498
Leasehold improvements	5,778,088	5,565,310
Equipment, furniture and fixtures	3,694,189	3,625,132
Automobiles	155,516	121,534
	13,945,683	13,447,941

Less: Accumulated depreciation and amortization	(6,726,540)	(6,329,678)

Property and equipment, net	$ 7,219,143	$ 7,118,263

Total depreciation expense, for owned and leased assets, charged to continuing operations for the nine months ended September 30, 2010 and 2009 was approximately $614,000 and $587,000 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2010

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at September 30, 2010, was as follows:
	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2009	$6,411,450	($1,195,816)	$5,215,634
Goodwill acquired during period	134,218	---	134,218
Goodwill at September 30, 2010	$6,545,668	($1,195,816)	$5,349,852

Intangible assets at September 30, 2010, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2009	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at September 30, 2010	$881,339	(51,974)	$ 829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2009	$332,500	(243,708)	$ 88,792
Change in covenants not to compete	30,000	(30,667)	(667)
Covenants not to compete at September 30, 2010	$362,500	(274,375)	$ 88,125
Intangible Assets, Net of Accumulated Amortization			$ 917,490

Amortization expense charged to operations for the nine months ended September 30, 2010 and 2009 was approximately $31,000 and $26,000 respectively. The increase in goodwill and covenants not to compete resulted from a South Carolina bingo hall acquisition during the first quarter of 2010.

NOTE 5 - SHAREHOLDERS’ EQUITY.

At September 30, 2010, the Company held 1,044,859 treasury shares at an average purchase cost of $1.07.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2010

NOTE 6 – SHARE BASED PAYMENTS.

The Company recorded approximately $77,000 and $171,000 in compensation expense in the nine month periods ended September 30, 2010 and 2009, respectively, related to options issued under its stock-based incentive compensation plans.  This included expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options included the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  There were 37,500 and 1,020,000 options issued during the nine month periods ended September 30, 2010 and 2009, respectively. For options issued in 2010, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 3.5% and an expected life of 10 years.

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

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Nine months ended September 30,	2010	2010	2009	2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$ 287,845	$ 287,845	$ 232,878	$ 232,878
Denominator:
Weighted average shares outstanding	17,890,661	17,890,661	17,447,228	17,447,228
Effect of dilutive securities:
Stock options and warrants	---	427,049	---	696,331
Weighted average shares outstanding	17,890,661	18,317,710	17,447,228	18,143,559

Earnings (loss) per share	$ 0.02	$ 0.02	$ 0.01	$ 0.01

Stock options to acquire 122,833 and 255,940 shares for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive to a loss per share or the options were out of the money. The dilutive securities for the nine month period ended September 30, 2009, included a stock grant of 1,182,699 shares granted during the first quarter of 2009 but not yet issued as of March 31, 2009.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2010

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION.

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods unchanged in accounting for its stock options.  At September 30, 2010, the Company has implemented five shareholder approved stock option plans.  These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended.  The plans collectively provide for the total issuance of 3,600,000 common shares over ten years from the date of each plan’s approval.  In addition, the plans allow for additional increases of 15% of the then outstanding shares.

Transactions under the stock option plans are summarized below. At September 30, 2010, a total of 1,559,910 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/09	1,522,410	$ 0.42
Granted	37,500	0.73
Exercised	---	---
Forfeited	--	---
Outstanding at 09/30/10	1,559,910	$ 0.43

The fair value of options granted during the nine month period ended September 30, 2010 was approximately $22,247; the 37,500 options vested upon grant.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2010 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $104,000 as of September 30, 2010, related to approximately 412,500 shares with a per share weighted average fair value of  $0.25. We anticipate this expense to be recognized over a weighted average period of approximately 1.4 years.

The following table summarizes information about options outstanding at September 30, 2010 under the Employee Stock Plan:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2010:	$1.26 - 1.87	16,500	5.6 years	$1.32	16,500	$1.32
	$ 0.00 - $1.25	1,543,410	7.3 years	$0.42	1,130,910	$0.45
	Total	1,559,910	7.3 years	$0.43	1,147,410	$0.46

	Aggregate intrinsic value	$441,914			$294,164

The weighted average remaining contractual life of options exercisable as of September 30, 2010 was 6.8 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2010

NOTE 9 – INCOME TAXES.

The Company recorded approximately $80,000 and $79,000 of state income tax expense, respectively, for the nine months ended September 30, 2010 and 2009.  The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards, which totaled approximately $10,900,000 at December 31, 2009, and begin expiring in the year 2016.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of September 30, 2010, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2006 through 2009 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 10 - RELATED PARTY TRANSACTIONS.

During 2009, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $18,000 and $18,000 of deferred compensation in the nine months ended September 30, 2010 and 2009, respectively.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

In this case, Littlefield is Plaintiff and  seeks recovery from the estate of Philip Furtney [“Furtney”] for fraud and negligent misrepresentations.  This litigation arises from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney – Pondella Hall for Hire, Inc., [“Pondella”] and 800438 Ontario.  Several months after the acquisition of the three centers, the Florida Attorney General obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and brought a civil proceeding for racketeering against the same two subsidiaries and American Bingo based upon the same allegations.  The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers.  Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo.  In fact, even though Furtney was aware of the investigations, the agreements related to the sales specifically and falsely stated that there were not any ongoing governmental investigations.  American Bingo settled the litigation brought by the Florida Attorney General and sold its Florida centers as a condition of the settlement.  Another condition of the settlement was that American Bingo no longer conduct business within Florida; however, Littlefield has been successful in amending the agreement and having the ban lifted.

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

 After the substitution of Furtney’s estate as the defendant, the estate discharged Furtney’s previous counsel and retained their own counsel which resulted in additional delay.  Prior to his dismissal, Furtney’s counsel filed a motion for summary judgment seeking the dismissal of the claims arguing that the claims against Furtney were barred by the previous judgments in the litigation with Pondella and Ontario; he also argued that the claims against Furtney were time-barred by the statute of limitations.  The attorney retained by Furtney’s estate continued to argue this motion and raise these defenses.  A hearing on the motion was conducted in July 2009, and the parties then submitted supporting memorandums.  The court entered an order in March 2010, denying the motion for summary judgment and the supporting arguments in their entirety.  The case is now set for trial in March 2011.

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

Defendants subsequently alleged that the Company and its CEO were the alter-ego of the Plaintiff and asserted third-party claims against them.  These claims were dismissed by the Court via summary judgment in July 2010.  Shortly thereafter, Defendants filed an additional motion for leave to assert claims against Littlefield and Minch, which has not been set for hearing with the Court and has thus not been ruled upon by the Court.

The only claim currently pending by Defendants, against Plaintiff, is the allegation that Plaintiff caused false and/or misleading listings to be published in the Abilene area phone books regarding the address of Defendants' bingo hall (a claim which is only pending against Plaintiff and not Littlefield or Minch).

A mediation was conducted in January 2010 and in April 2010, but the case did not settle. The lawsuit is ongoing and the parties are currently engaged in discovery.  The lawsuit has not been set for trial.

 Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include 1) transfers in and out of Levels 1 and 2 and 2) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on 1) level of disaggregation and 2) disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on January 1, 2010 as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

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

NOTE 13 – CHANGE IN ESTIMATE.

In accordance with FASB ASC 250, Accounting Changes (FASB ASC 250), during Q3 2009 we recorded a $122,000 change in estimate as a period change to reflect a revised estimate of prior year discretionary incentives. The effect on the prior year’s cost of services and general and administrative expenses would have been approximately $71,000 and $51,000 respectively.

 Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 14 – SPECIAL CHARGES.

During the first three months of 2010, we recorded a $122,000 charge related to a judgment.

NOTE 15 – LONG TERM DEBT.

During the quarter the Company advanced $375,000 on a promissory note. The note is secured by certain notes receivable, subject to certain financial covenants, and is payable over a term of four years.  Interest is indexed at prime plus three-quarter percent and may fluctuate between a five and one-quarter percent and seven and three-quarter percent interest rate.

NOTE 16 – SUBSEQUENT EVENTS.

During October 2010, the Company issued three press releases announcing:

•
An asset purchase agreement to acquire a bingo hall through appropriately formed and licensed wholly owned corporate subsidiaries in South Carolina. The acquisition is contingent upon finalizing certain related agreements, obtaining requisite regulatory approvals and completing due diligence. The acquisition is expected to be completed in Q4 2010.

•	The relocation of a hall in South Carolina, and

•	An application for a South Carolina promoter license

During October 2010, the Board of Directors approved and the Company repurchased 148,108 shares of its common stock at $0.75 per share from its CEO.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The third quarter 2010 and year-to-date discussion in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

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

Third quarter 2010 compared to 2009

During the third quarter, the Company approximately matched its prior record level of third quarter bingo revenue. Loss from continuing operations was approximately $131,000 compared to a loss of $119,000 in 2009. Excluding the notable items described below, income from continuing operations was approximately $144,000 compared to $152,000 last year.

The Q3 2010 results include approximately $275,000 of notable items:  $134,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $116,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation and $25,000 for non-cash stock-based compensation.  The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees are expected be more manageable with the anticipated resolution of the Furtney case and the Abilene litigation next year.

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

Revenues

The following table sets forth the Company’s revenues from continuing operations for the quarters ended September 30, 2010 and 2009:

	Q3 2010	Q3 2009	Change	% Change
Total Revenues	$2,202,000	$2,206,000	$ (4,000)	(0%)
Entertainment	2,183,000	2,188,000	(5,000)	(0%)
Texas	1,048,000	1,254,000	(206,000)	(16%)
South Carolina	779,000	647,000	132,000	20%
Alabama / Florida	356,000	287,000	69,000	24%
Other	$ 19,000	$ 18,000	$ 1,000	NM

During the third quarter of 2010, total revenues for the Company were approximately equal to 2009’s record-setting level of third quarter bingo revenue. The third quarter is typically seasonally a weaker quarter due to weakness during the summer months. The slight decline in Entertainment revenue largely reflects localized weakness at select halls in Texas offset by improved revenue in South Carolina and Alabama / Florida and the contribution of a 2010 South Carolina acquisition. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Entertainment revenues by state were as follows:

	Q3 2010	Q3 2009	Change
Texas	48%	57%	(9%)
South Carolina	36%	30%	6%
Alabama / Florida	16%	13%	3%

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the quarters ended September 30, 2010 and 2009. Gross profit percent (gross profit as a percent of sales) increased to 27% from 21% in 2009.

	Q3 2010	Q3 2009	Change	% Change
Total Gross Profit	$ 585,000	$ 473,000	$112,000	24%
Entertainment	566,000	455,000	111,000	24%
Other	$ 19,000	$ 18,000	$ 1,000	NM

Overall, total costs and expenses decreased 7% from the comparable prior year quarter primarily as a result of lower costs associated with the closure of certain under-performing halls in Texas.

Direct salaries and other compensation were down approximately $9,000 or 4% from the prior year mainly reflecting the elimination of certain wages related to the closed Texas halls and incentive adjustments.

Rent and utilities in the third quarter 2010 declined approximately $170,000 or 20% from 2009, largely due to the closure of certain under-performing halls in Texas. In 2010 and 2009, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840).  Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2010 and 2009, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in the third quarter 2010 increased approximately $43,000 or 9% from the prior year, mainly as a result of costs such as advertising and promotions expenses associated new halls and relocation expenses for certain new employees.

Depreciation and amortization expense totaled approximately $222,000 ($202,000 Cost of Services plus $20,000 G&A) in 2010 versus $202,000 in the prior year.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $491,000 in Q3 2010, compared to approximately $532,000 in 2009, an insignificant decrease of about $41,000 mainly reflecting incentive adjustments. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.
Corporate overhead	Q3 2010	Q3 2009
General and administrative expenses (GAAP basis)	$652,669	$642,771
Stock-based compensation	(25,317)	(16,665)
Noted legal expenses	(116,073)	(72,783)
Depreciation and amortization	(20,116)	(21,348)
Corporate overhead (non-GAAP basis)	$491,163	$531,975

During Q3 2009, the Company reversed an estimated prior year reserve for 2008 incentive compensation by $122,000.

Other income and expense was an expense of approximately $38,000 for 2010, compared to approximately $45,000 in 2009.

Our income tax expense for 2010 was approximately $26,000 compared to $26,000 in 2009, all of which is related to the expected effective tax rate for state income taxes.  As of December 31, 2009, the Company had a net operating loss available for carryover on its federal income taxes of approximately $10,900,000.

Income from continuing operations

During the third quarter of 2010, the Company’s loss from continuing operations was $131,000 versus a loss of approximately $119,000 in the prior year; ($0.01) loss per basic share and a loss of ($0.01) per fully diluted share in Q3 2010 and ($0.01) loss per basic share and a loss of ($0.01) per fully diluted share in Q3 2009. The weighted average number of basic common shares outstanding totaled 17,874,540 in 2010 compared to 18,059,657 in 2009.  The decrease in shares outstanding mainly reflects share repurchases.

The Q3 2010 results include approximately $275,000 of notable items:  $134,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $116,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation and $25,000 for non-cash stock-based compensation.  The Company continues to reduce the negative impact of the Texas start-up operations.

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

Adjusted for the noted items above, the adjusted income from continuing operations during the third quarter of 2010 was approximately $144,000 and basic earnings per share were $0.01 per share in 2010 versus an adjusted net income of approximately $152,000 and basic earnings per share of $0.01 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	Q3 2010	Q3 2009
Operating income (loss) (GAAP basis)	$ (131,291)	$ (119,253)
Hall start-up activities	133,765	303,651
Stock-based compensation	25,317	16,665
Noted legal expenses	116,073	72,783
Reduction of prior year reserve for incentive compensation	---	(122,000)
Income (loss) excluding noted items (non-GAAP basis)	$143,864	$151,846

Nine months to date 2010 compared to 2009

During the nine months ended September 30, 2010, the Company achieved a record level of revenue from continuing operations of $7,550,000 up approximately $141,000 or 2% over the comparable prior year period. The Company posted approximately $288,000 of income from continuing operations up approximately $348,000 over the approximate $60,000 loss last year. Excluding the notable items described below, income from continuing operations was approximately $1,154,000 versus $1,269,000 in the prior year period.

The Q3 2010 YTD results include approximately $866,000 of notable items:  $218,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $436,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, a $122,000 arbitration judgment, $13,000 other asset disposals and $77,000 for non-cash stock-based compensation.  The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees are expected be more manageable with the anticipated resolution of the Furtney case and the Abilene litigation next year.

The Q3 2009 YTD results include approximately $1,328,000 of notable items:  $938,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $323,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $8,000 other asset disposals, $10,000 acquisition consideration and $171,000 for non-cash stock-based compensation, which were partially offset by a $122,000 reduction of estimated prior year reserve for incentive compensation.

Revenues

The following table sets forth the Company’s revenues from continuing operations the nine months ended September 30, 2010 and 2009:

	2010	2009	Change	% Change
Total Revenues	$7,550,000	$7,409,000	$ 141,000	2%
Entertainment	7,492,000	7,351,000	141,000	2%
Texas	3,555,000	3,897,000	(342,000)	(9%)
South Carolina	2,829,000	2,276,000	553,000	24%
Alabama / Florida	1,108,000	1,178,000	(70,000)	(6%)
Other	$ 58,000	$ 58,000	$ ---	NM

During the first nine months of 2010, total revenues reached a record level and increased 2% over 2009. Entertainment revenue increased 2% and was favorably affected by the contribution of revenue from halls acquired in South Carolina coupled with higher South Carolina hall revenue partially offset by localized weakness at certain halls in Texas and the discontinuance of a certain style of play in Florida. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Entertainment revenues by state were as follows:

	2010	2009	Change
Texas	47%	53%	(6%)
South Carolina	38%	31%	7%
Alabama / Florida	15%	16%	(1%)

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the nine months ended September 30, 2010 and 2009. Gross profit percent (gross profit as a percent of sales) increased to 37% from 30% in 2009.

	2010	2009	Change	% Change
Total Gross Profit	$2,806,000	$2,219,000	$587,000	26%
Entertainment	2,748,000	2,161,000	587,000	27%
Other	$ 58,000	$ 58,000	$ ---	NM

Overall, total cost of services decreased 9% from the comparable nine-month prior year period mainly as a result of lower costs associated with the start-up of new halls ($720,000).

Direct salaries and other compensation were down approximately $12,000 or 2% from the prior year reflecting the net of additional staffing to support the acquired halls and a $43,000 incentive adjustment.

Rent and utilities in 2010 decreased approximately $354,000 or 15% from 2009, largely due to the closure of certain under-performing halls in Texas. In 2010 and 2009, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2010 and 2009, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2010 declined approximately $142,000 or 9% from the prior year, mainly resulting from lower costs such as advertising, promotions and development expenses associated with start-ups, re-openings and closures of certain halls in Texas.

Depreciation and amortization expense totaled approximately $645,000 ($587,000 Cost of Services plus $58,000 G&A) in 2010 versus $613,000 in the prior year. The increase in depreciation and amortization is mainly attributed to hall renovations paired with hall additions.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $1,616,000 in 2010, compared to approximately $1,600,000 in 2009, an insignificant increase of approximately $16,000. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.
Corporate overhead	Q3 YTD 2010	Q3 YTD 2009
General and administrative expenses (GAAP basis)	$2,187,286	$2,181,553
Stock-based compensation	(77,348)	(170,519)
Noted legal expenses	(435,805)	(322,673)
Depreciation and amortization	(58,091)	(77,899)
Acquisition and divestiture consideration	---	(10,000)
Corporate overhead (non-GAAP basis)	$1,616,042	$1,600,462

Other income and expense was an expense of approximately $128,000 for 2010, compared to approximately $139,000 in 2009. The difference mainly stems from lower interest rates.

Our income tax expense for 2010 was approximately $80,000 compared to $79,000 in 2009, all of which is related to the expected effective tax rate for state income taxes.  As of December 31, 2009, the Company had a net operating loss available for carryover on its federal income taxes of approximately $10,900,000.

Income from continuing operations

During the first nine months of 2010, income from continuing operations was $288,000; $0.02 per basic share and $0.02 per fully diluted share. During the first nine months of 2009, the Company incurred a loss from continuing operations of approximately $60,000; a loss of ($0.00) per basic share and ($0.00) per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,890,661 in 2010 compared to 17,447,228 in 2009.  The increase in shares outstanding mainly represents shares issued as stock-based compensation.

The Q3 2010 earnings included approximately $866,000 of notable items: $218,000 of expense from Texas start-ups and re-openings, $436,000 from legal expense related to South Carolina, Texas and Furtney litigation, a $122,000 arbitration judgment, $13,000 in asset disposals and $77,000 for non-cash stock-based compensation expense. The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees are expected be more manageable with the anticipated resolution of the Furtney case and the Abilene litigation next year.

The Q3 2010 YTD results include approximately $1,328,000 of notable items:  $938,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $323,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $8,000 other asset disposals, $10,000 acquisition consideration and $171,000 for non-cash stock-based compensation, which were partially offset by a $122,000 reduction of estimated prior year reserve for incentive compensation.

Adjusted for the noted items above, the adjusted income from continuing operations during the first nine months of 2010 was approximately $1,154,000 and basic earnings per share were $0.06 per share in 2010 versus an adjusted net income of approximately $1,269,000 and basic earnings per share of $0.07 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods.

The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	2010	2009
Operating income (loss) (GAAP basis)	$ 287,845	$ (59,555)
Hall start-up activities	217,628	938,796
Stock-based compensation	77,348	170,519
Noted legal expenses	435,805	322,673
Arbitration judgment	122,449	---
Reduction of prior year reserve for incentive compensation	---	(122,000)
Acquisition and divestiture consideration	---	10,000
Asset disposals	12,901	8,157
Income (loss) excluding noted items (non-GAAP basis)	$1,153,976	$1,268,590

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2010, totaled approximately $3,547,000 and represented 19% of total assets of approximately $18,490,000.  Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition or which are readily convertible to cash without penalty. Current assets totaled approximately $4,392,000. Current liabilities totaled $1,520,000. Working capital was approximately $2,872,000 with a current ratio of 2.9 to 1 compared to approximately 2.7 to 1 in December 2009.

Cash provided by operating activities for the nine months ended September 30, 2010 totaled approximately $697,000 compared to cash provided of $468,000 during 2009. Cash flows from operating activities in 2010 were increased by net income of approximately $288,000 and provided by non-cash depreciation expense of approximately $645,000, stock based compensation of approximately $77,000 and partially offset by the net of the disposal of equipment and other net changes in asset and liability accounts of $313,000.

Net cash used in investing activities totaled approximately $699,000 during 2010 compared to approximately $208,000 during 2009. Net cash used in investing activities in 2010 totaled approximately $778,000 for capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of a hall in South Carolina, partially offset by the collection of approximately $79,000 of notes receivable.  This compared to net cash used in investing activities during 2009 of approximately $545,000 for capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of a hall in South Carolina, partially offset by $300,000 from the sale of the PTE business unit and $37,000 collection of notes receivable.

Cash used in financing activities in 2010 totaled approximately $185,000, compared to net cash used in financing activities in 2009 of approximately $974,000.  In 2010, approximately $384,000 of cash was used for the payment of notes payable and $176,000 to repurchase stock; these were partially offset by a $375,000 advance on a new term loan. In addition, the Company expects to refinance its $1.8 million loan payable due April 2011 during the fourth quarter.  During the first nine months of 2009, approximately $500,000 was used in the final payoff of a note related to the purchase of six halls in South Carolina during 2008 to realize a $300,000 reduction in purchase price, approximately $395,000 was used for the payment of notes payable and legal settlement obligations and approximately $79,000 was used to repurchase common stock.

At September 30, 2010, we had approximately $18,490,000 in total assets with total liabilities of approximately $4,490,000 and approximately $14,000,000 of shareholders’ equity.  Total assets include approximately $3,547,000 in cash, $514,000 of net accounts receivable, other current assets of $331,000, $7,219,000 of net property and equipment, $6,267,000 of intangible assets, $304,000 long-term note related to the sale of PTE and $308,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $114,000 and notes payable obligations of approximately $3,396,000 and accrued and related-party liabilities of $866,000 and $114,000 respectively.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at September 30, 2010 or 2009. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We have a share repurchase program that authorizes us to purchase shares of common stock in order to increase shareholder value and manage dilution resulting from shares issued under equity compensation plans.  The following table sets forth information regarding our repurchases or acquisitions of common stock during the first nine months of 2010:

Repurchase Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans
Q1 2010	101,000	$0.72	101,000
Q2 2010	2,360	$0.70	2,360
Q3 2010	142,540	$0.72	142,540
Total	245,900	$0.72	245,900

Average price per share includes transactions costs. During the first nine months of 2010, the Company repurchased $175,923 of its common stock. During 2009, the Company repurchased $79,156 of its common stock.

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

                                                 November 12, 2010

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