Form 10-K
period 2010-12-31
LITTLEFIELD CORP
filed 2011-03-29
CIK 931683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010	Commission File No. 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	74-2723809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 N. Lamar Blvd.
Austin, Texas 78701
(Address of principal executive offices)
Registrant's telephone number:     512-476-5141

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2010, was $4,234,372 based upon the last sales price reported for such date on the OTC Bulletin Board.

        At the close of business on March 4, 2011 registrant had outstanding 17,324,439 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 18, 2010 (the “Proxy Statement”).

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

PART I

ITEM I: BUSINESS

Littlefield Corporation is a holding company incorporated in Delaware in 1994. Its businesses develop, own and operate charitable bingo halls with solely domestic U.S. operations in Texas, Alabama, Florida and South Carolina; collectively these are referred to as “Littlefield Entertainment”. As of January 2011, the Company operated 39 charitable bingo halls.

CURRENT YEAR EVENTS:

In 2010, we continued to execute our growth strategy and expand our margins despite a slow economy. The Company surpassed its prior annual record level of bingo revenue from continuing operations reaching approximately $9.64 million in revenue while expanding its gross margin by 12% to approximately $3.25 million or 34% of revenue from 30% in the prior year.

Growth and expansion

We completed two acquisitions of bingo halls in January and December 2010 and also assumed direct promotional management of an additional bingo hall for a former real estate tenant in December.

During 2010, certain Texas start-up halls had a measurable unfavorable impact on earnings of $0.5 million. In January 2011, we reached a settlement affecting one of these halls. This settlement will impact the Company by reducing ongoing legal expenses, improving returns and leaves us with a stronger position in the local nighttime bingo market.

Since the reinstatement of our share repurchase program in 2009, we have repurchased approximately 853,000 shares of our common stock at an average price of $0.70.

Legal matters

The Company’s 2010 results include approximately $625,000 of legal expense for South Carolina, Texas and its Furtney litigation to resolve certain legal matters and respond to certain regulatory changes both enacted and potential in South Carolina and Texas. As noted above we resolved a case in Texas. These expenses should be more manageable as we wind-down these matters.

Additionally, the Company recorded a charge of approximately $122,000 in its first quarter 2010 results to reflect an arbitration judgment.

The legal matters are discussed more thoroughly in Item 3 – Legal Proceedings and Note 15 of the Company’s Consolidated Financial Statements.

Net income

The Company posted a net loss from continuing operations of approximately $193,000 or a net loss of $0.01 per share compared to a net loss of approximately $57,000 or a net loss of $0.00 per share in the prior year.

PRINCIPAL BUSINESS AND MARKETS

LITTLEFIELD ENTERTAINMENT.  Our business is the management of charitable bingo halls.  We might be called a “commercial lessor”, “charitable bingo lessor”, “bingo conductor” or “bingo promoter” depending upon the jurisdiction in which we are operating.

“Littlefield Entertainment” owns and operates 39 charitable bingo halls.  Of these 39 bingo halls, fifteen (15) are in Texas (Austin-1, Abilene-1, Amarillo-3, McAllen-3, Lubbock-2, Odessa-1, Midland-1, San Angelo-2 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1),  twenty (20) are in South Carolina (Charleston-5, Georgetown-1, Goose Creek-2, Walterboro-1, Conway-1, Warrenville-1, Greer-4, Sumter-1, Columbia metro-4) and one (1) is in Florida.

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

Since 2008, the Company has invested approximately $2.7 million in the acquisition of bingo halls. These acquisitions included a net addition of nine halls. Subsequent to purchasing these halls, the Company has made certain capital expenditures and leasehold improvements to improve the operating environment and has applied its expertise to the extent allowed by the respective regulations in the jurisdiction of each hall. The average rate of return of these nine acquired halls collectively has been approximately 36%.

In 2010, our charitable bingo halls raised approximately $3,325,000 in charitable funding for those charities that operate in our bingo halls.  We helped raise $575,000 for charities in South Carolina, $395,000 for charities in Alabama, $80,000 in Florida and $2,275,000 for charities in Texas.  Since 2001, our Company has helped raise over $31 million for charity.

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

Regulation: In 2010, we operated in Texas, Alabama, Florida and South Carolina, and each state regulates charitable bingo as authorized by its statutes.

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

Employees:

As of the report date, we had approximately twenty-four (24) employees and six (6) directors, of which one is a full time employee.  Of the current employment level, twelve (12) are with Littlefield Entertainment and twelve (12) are at corporate headquarters in Austin, Texas. Littlefield Entertainment consists of eight (8) full time employees and four (4) part time employees.

ITEM  IB – UNRESOLVED STAFF COMMENTS

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

State	City	Location Purpose	Location Name	Status
Alabama	Mobile	Bingo Hall	Bingo Haven	Operating
	Montgomery	Bingo Hall	Winners	Operating
	Montgomery	Bingo Hall	Good Times	Operating
South Carolina	Charleston	(2) Bingo Halls (B&C)	Beacon	Operating
	Charleston	(2) Bingo Halls (B&C)	Lucky I	Operating
	Charleston	(1) Bingo Halls (C)	Evanston	Operating
	Columbia metro	(4) Bingo Halls	Mr. Bingo, American, Westside, St. Andrews	Operating
	Sumter	(1) Bingo Hall (C)	Main Spot	Operating
	Georgetown	Bingo Hall	By George! Bingo	Operating
	Greer	(4) Bingo Halls	Mr. Bingo, Greer, Piedmont, Surfside	Operating
	Walterboro	Bingo Hall	Coverall Bingo	Operating
	Conway	Bingo Hall	Mill Pond Bingo	Operating
	Aiken	Bingo Hall	Tally Ho! Bingo	Operating
	Goose Creek	(2) Bingo Halls	Galley Hall, B&L	Operating
Texas	Abilene	Bingo Hall	Ambler Bingo	Operating
	Amarillo	Bingo Hall	Hi-Plains Bingo	Operating
	Amarillo	Bingo Hall	Goldstar II Bingo	Operating
	Amarillo	Bingo Hall	Grandview	Operating
	Austin	Corporate Headquarters	Corporate Hdqtrs	Occupied
	Austin	Bingo Hall	American Paradise	Operating
	Lubbock	Bingo Hall	Lucky Bingo	Operating
	Lubbock	Bingo Hall	Parkway Bingo	Operating
	McAllen	Bingo Hall	Americana I	Operating
	McAllen/San Juan	Bingo Hall	Triple City Bingo	Operating
	McAllen	Bingo Hall	El Bingo Grande	Operating
	Midland	Bingo Hall	Bingo Barn	Operating
	Odessa	Bingo Hall	Strike It Rich	Operating
	San Antonio	Bingo Hall	Blanco Bingo	Operating
	San Angelo	Bingo Hall	Strike It Rich	Operating
	San Angelo	Bingo Hall	Let It Ride	Operating
Florida	Pensacola	Bingo Hall	Town & Country	Operating

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

2010:	High	Low	2009:	High	Low
First Quarter	$0.73	$0.68	First Quarter	$0.58	$0.25
Second Quarter	$0.85	$0.68	Second Quarter	$0.77	$0.34
Third Quarter	$0.82	$0.68	Third Quarter	$0.89	$0.58
Fourth Quarter	$0.80	$0.55	Fourth Quarter	$0.75	$0.68

Security Holders

As of March 4, 2011, our common stock was held by approximately 670 beneficial shareholders.

Dividends

We have not paid, and currently have no intention to pay, any cash dividends on our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,572,410	$0.43	369,474
Equity compensation plans not approved by security holders	NA	NA	NA
Total	1,572,410	$0.43	369,474

Forfeited options become available for future issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

We have a share repurchase program that authorizes us to purchase shares of common stock up to $500,000 in order to increase shareholder value and manage dilution resulting from shares issued under equity compensation plans. The following table sets forth information regarding our repurchases or acquisitions of common stock during 2010:

Repurchase Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans
Q1 2010	101,000	$0.72	101,000
Q2 2010	2,360	$0.70	2,360
Q3 2010	142,540	$0.72	142,540
Q4 2010	448,108	$0.68	448,108
Total	694,008	$0.70	694,008

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

The discussion of results for 2010 and 2009 in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

In April 2009, the Company disposed of Premiere Tents & Events (PTE) event rental business thereby strategically aligning its focus on its Entertainment business. The disposition of PTE was the final transaction in the disposition of the Company’s Hospitality segment which had included units engaged in catering and party rentals.  The disposition of the PTE business unit’s assets resulted in a gain of approximately $404,000. In 2008, the disposal of the catering unit’s assets resulted in a gain of approximately $474,000.

Results of Operations

During 2010, the Company achieved a record level of revenue from continuing operations which increased to approximately $9,635,000, and the Company posted a consolidated net loss from continuing operations of approximately $193,000 versus a loss from continuing operations of approximately $57,000 in the prior year. Excluding the notable items discussed more fully under Income (Loss) from Continuing Operations below, income from continuing operations was approximately $1,173,000, down approximately $350,000 from the prior year period.

During 2009, the Company reached a record level of revenue from continuing operations which increased 12% over the comparable prior year period and the Company posted consolidated net income of approximately $236,000. The Company reduced its loss from continuing operations from the prior year by approximately $4.3 million to a loss of approximately $57,000. Excluding the notable items discussed more fully under Income (Loss) from Continuing Operations below, income from continuing operations was approximately $1,523,000, up approximately $868,000 over the prior year period.

Revenues

The following table sets forth the Company’s revenues from continuing operations for the twelve months ended December 31, 2010 and 2009:

	2010	2009	Change	% Change
Total Revenues	$9,635,000	$9,609,000	$26,000	0%
Entertainment	9,558,000	9,531,000	27,000	0%
Texas	4,643,000	5,092,000	(449,000)	(9%)
South Carolina	3,450,000	2,990,000	460,000	15%
Alabama / Florida	1,465,000	1,449,000	16,000	1%
Other	$77,000	$78,000	$(1,000)	NM

During 2010, revenues from continuing operations increased approximately $26,000 from 2009. Entertainment revenue increased approximately $27,000 with the contribution of revenue from two new halls acquired since the beginning of last year in South Carolina offsetting weakness at certain halls in Texas. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Entertainment revenues by state were as follows:

	2010	2009	Change
Texas	49%	54%	(5%)
South Carolina	36%	31%	5%
Alabama / Florida	15%	15%	0%

Gross Profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the twelve months ended December 31, 2010 and 2009. Gross profit percent (gross profit as a percent of sales) increased to 34% from 30% in 2009.

	2010	2009	Change	% Change
Total Gross Profit	$3,252,000	$2,902,000	$350,000	12%
Entertainment	3,175,000	2,824,000	351,000	12%
Other	$77,000	$78,000	$(1,000)	NM

Overall, total costs and expenses decreased 5% from the comparable twelve-month prior year period mainly as a result of lower costs associated with the start-up of new halls and certain hall closures ($578,000); these were partially offset by higher rent and utility costs related to newly acquired bingo halls ($30,000), depreciation and amortization expense ($68,000) and salaries ($51,000).

Direct salaries and other compensation remained relatively stable from the prior year except for the addition of additional staff to manage the increased size of our portfolio of halls.

Rent and utilities in 2010 decreased approximately $379,000 or 12% from 2009, largely due to the closure of certain Texas halls. In 2010 and 2009, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2010 and 2009, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2010 declined approximately $74,000 or 4% from the prior year, mainly resulting from lower costs such as advertising, promotions and development expenses associated with the closure of certain halls in Texas during 2009.

Depreciation and amortization expense totaled approximately $868,000 ($789,000 Cost of Services plus $79,000 G&A) in 2010 versus $818,000 in the prior year. The increase in depreciation is mainly attributed to hall renovations last year.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted other and legal expenses and stock-based compensation. Corporate overhead totaled approximately $2,267,000 in 2010, compared to approximately $2,085,000 in 2009, the increase of approximately $182,000 mainly reflects acquisition related activity including the addition of staff and expenses to support our acquisition growth strategy. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods.

The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	2010	2009
General and administrative expenses (GAAP basis)	$3,075,003	$2,796,599
Stock-based compensation	(103,078)	(202,504)
Noted legal expenses	(625,081)	(401,619)
Depreciation and amortization	(79,675)	(97,644)
Acquisition and divestiture consideration	---	(10,000)
Corporate overhead (non-GAAP basis)	$2,267,169	$2,084,832

Other income and expense was an expense of approximately $172,000 for 2010, compared to approximately $179,000 in 2009. The difference mainly stems from lower debt levels and lower interest rates.

Our income tax expense for 2010 was approximately $75,000 compared to $106,000 in 2009, all of which is related to the expected effective tax rate for state income taxes. As of December 31, 2010, the Company had a net operating loss available for carryover on its federal income taxes of approximately $13,200,000.

Income (Loss) from Continuing Operations

During 2010, income (loss) from continuing operations was a loss of approximately $193,000; a loss of ($0.01) per basic share and a loss of ($0.01) per fully diluted share. During 2009, income (loss) from continuing operations was a loss of approximately $57,000; a loss of ($0.00) per basic share and a loss of ($0.00) per fully diluted share. The weighted average number of basic common shares outstanding totaled 17,815,114 in 2010, compared to 17,583,785 in 2009.  The increase in shares outstanding mainly represents shares issued as stock-based compensation.

Full year 2010 income (loss) from continuing operations include approximately $1,367,000 of notable items:
•	$625,000 of legal expense for South Carolina, Texas and its Furtney litigation,
•	$502,000 of expense associated with the start-up of halls in Texas,
•	$122,000 arbitration judgment,
•	$103,000 for non-cash stock-based compensation and
•	$15,000 for other asset disposals.

The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees should be more manageable with settlement of the case in Texas reported in the first quarter of 2011.  The Company expects the Furtney litigation to conclude in 2011.

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

Adjusted for the noted items above, the adjusted income from continuing operations during 2010 was approximately $1,173,000 and basic earnings per share were $0.07 per share in 2009, versus an adjusted income from continuing operations of approximately $1,523,000 and basic earnings per share of $0.09 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods.

The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	2010	2009
Operating income (loss) (GAAP basis)	$(193,306)	$(56,731)
Hall start-up activities	500,810	1,079,256
Stock-based compensation	103,078	202,504
Noted legal expenses	625,081	401,619
Arbitration judgment	122,449	---
Reduction of prior year reserve for incentive compensation	---	(122,000)
Acquisition and divestiture consideration	---	10,000
Asset disposals	15,190	8,157
Income (loss) excluding noted items (non-GAAP basis)	$1,173,302	$1,522,805

Net Income (Loss)

During 2010, we incurred a net loss of approximately $209,000; a loss of ($0.01) per basic share and a loss of ($0.01) per fully diluted share. Net income for 2009, including income from discontinued operations of $292,000 was approximately $236,000; $0.01 per basic share and $0.01 per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,815,114 in 2010 compared to 17,583,785 in 2009.  The increase in shares outstanding mainly represents shares issued as stock-based compensation.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2010, totaled approximately $2,915,000 and represented 16% of total assets of approximately $17,966,000.  Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition or which are readily convertible to cash without penalty. Current assets totaled approximately $3,733,000 at December 31, 2010. Current liabilities totaled $1,742,000. Working capital was approximately $1,991,000 with a current ratio of 2.1 to 1 compared to approximately 2.7 to 1 in December 2009.  During 2010, the Company refinanced an approximate $1.8M note payable with its primary bank; the refinanced note expires in ten years. Additionally, the Company secured $750,000 of draw notes which, at the end of 2010, have $210,000 of remaining availability.

The Company has payments on notes payables coming due in the next twenty four months amounting to $563,105 in 2011 and $1,080,871 in 2012, which the Company plans to refinance.

Debt/Lease Schedule	12 months 2011	24 Months 2012	36 Months 2013	48 Months 2014	60 Months 2015	Thereafter	Totals
Notes Payable	$563,105	$1,080,871	$228,921	164,936	107,220	1,309,497	$3,454,550
Operating Leases	$2,147,599	$1,714,369	$1,366,683	$908,177	$707,170	$732,699	$7,576,697
Total Obligations	$2,710,704	$2,795,240	$1,595,604	$1,073,113	$814,390	$2,042,196	$11,031,247

Cash provided by operating activities during 2010 totaled approximately $717,000 compared to cash provided of $695,000 during 2009. Cash flows from operating activities in 2010 were decreased by a net loss of approximately $209,000 and provided by non-cash depreciation expense of approximately $868,000, stock based compensation of approximately $103,000 and loss on disposal of approximately $44,000 partially offset by other net changes in asset and liability accounts of $89,000. Cash provided by operating activities during 2009 totaled approximately $695,000 compared to cash used of $997,000 during 2008. Cash flows from operating activities in 2009 were increased by net income of approximately $236,000 and provided by non-cash depreciation expense of approximately $871,000, stock based compensation of approximately $203,000 and partially offset by a gain on asset sale of $395,000 from the sale of the event rental business and other net changes in asset and liability accounts of $220,000.

Net cash used in investing activities totaled approximately $1,102,000 for 2010, compared to net cash used in investing activities of approximately $241,000 for 2009. For 2010, net cash used in investing activities totaled approximately $1,207,000 for net capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of  halls in South Carolina; these were partially offset by an approximately $105,000 reduction in notes receivable associated with the sale of the event rental business unit. In 2009, cash used in investing activities totaled approximately $604,000 for net capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of a hall in South Carolina.  These expenses were partially offset by $300,000 in proceeds and an approximately $63,000 reduction in notes receivable, both associated with the sale of the event rental business unit.

Cash used in financing activities during 2010 totaled approximately $434,000, compared to net cash used in financing activities in 2009 of approximately $1,145,000. During 2010, approximately $491,000 was used for the payment of notes payable and legal settlement obligations and $483,000 was used to repurchase common stock; these were partially offset by proceeds from notes payable of $540,000. In 2009, approximately $500,000 was used in the final payoff of a note related to the purchase of six halls in South Carolina in 2008 to realize a $300,000 reduction in purchase price, approximately $530,000 was used for the payment of notes payable and legal settlement obligations and $115,000 was used to repurchase common stock.

At December 31, 2010, we had approximately $17,966,000 in total assets with total liabilities of approximately $4,744,000 and approximately $13,222,000 of shareholders’ equity.  Total assets include approximately $2,915,000 in cash, $525,000 of net accounts receivable, other current assets of $293,000, $7,260,000 of net property and equipment, $6,414,000 of intangible assets, $268,000 for a note related to the sale of the event rental business and $291,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $305,000 and notes payable obligations of approximately $3,456,000 and accrued and related-party liabilities of $873,000 and $110,000 respectively.

In 2011, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations.  We also plan to use advantageous combinations of bank financing, seller financing, stock, and cash on hand to acquire or develop new bingo halls when favorable terms can be obtained.

Financial Risk Management

Off-Balance Sheet Arrangements. We have no off-balance sheet debt.

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at

December 31, 2010 or 2009. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

Recently Issued Accounting Pronouncements

See Note 1 – Background and Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements in the Consolidated Financial Statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Risk, above, and Item 8 – Note 14 to Consolidated Financial Statements – Concentration of Credit Risk.

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

Management assessed our internal control over financial reporting as of December 31, 2010, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission’s Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 18, 2011, which proxy statement will be filed with the Securities and Exchange Commission no later than April 22, 2011, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 18, 2011, which proxy statement will be filed with the Securities and Exchange Commission no later than April 22, 2011, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 18, 2011, which proxy statement will be filed with the Securities and Exchange Commission no later than April 22, 2011, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 18, 2011, which proxy statement will be filed with the Securities and Exchange Commission no later than April 22, 2011, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees recorded or billed to the Company by Padgett Stratemann & Co. LLP for the audit of Littlefield Corporation and Subsidiaries’ annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2010 and 2009 totaled approximately $73,000 and $70,000 respectively. In addition, $2,000 was incurred in 2010 and $21,000 in 2009 for other services mainly in conjunction with acquisition related activity.

Tax Fees

The aggregate fees recorded or billed to the Company by Padgett Stratemann & Co. LLP for services rendered to the Company during the fiscal years ended December 31, 2010 and 2009, for tax compliance, tax research or tax planning was $40,000 and $52,000 respectively.

It is the audit committee’s policy to pre-approve all services provided by Padgett Stratemann & Co. LLP. All services provided by Padgett Stratemann & Co. LLP during the years ended December 31, 2010 and 2009, were pre-approved by the audit committee.

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

10.1*	2002 Stock Option Plan (incorporated by reference to Exhibit 1 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.2*	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.3*	2009 Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC in March 31, 2009).
22.1	Subsidiaries of the Company, filed herewith.
31.1	Rule 31a-14(a) / 15d-14(a) Certifications, filed herewith.
32.1	Section 1350 Certifications, filed herewith.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 31, 2011

LITTLEFIELD CORPORATION
(Registrant)

By:	/s/ Jeffrey L Minch
Jeffrey L. Minch
President and CEO

By:	/s/ Richard S Chilinski
Richard S. Chilinski
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Jeffrey l Minch Jeffrey L. Minch	President, Chief Executive Officer and Director	March 31, 2011
/s/Michael L Wilfley Michael L. Wilfley	Chairman of the Board	March 31, 2011
/s/Charles M Gillman Charles M. Gillman	Director	March 31, 2011
/s/James P Roberts, II James P. Roberts, II	Director	March 31, 2011
/s/Alfred T Stanley Alfred T. Stanley	Director	March 31, 2011

/s/Carlton R Williams Carlton R. Williams	Director	March 31, 2011

LITTLEFIELD CORPORATION

DECEMBER 31, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS: Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2010 and 2009	F-4

Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2010 and 2009	F-6

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2010 and 2009	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of Littlefield Corporation

We have audited the accompanying consolidated balance sheets of Littlefield Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas

March 25, 2011

Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$2,915,115	$3,734,712
Accounts receivable, net of allowance for doubtful accounts of $22,200 and $27,777, respectively	524,755	510,054
Other current assets	218,046	213,993
Note receivable – current portion	75,000	75,000
Total Current Assets	3,732,916	4,533,759

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,259,822	7,118,263

Other Assets:
Goodwill	5,474,147	5,215,634
Intangible assets, net	939,990	918,157
Note receivable, net	268,463	373,644
Other non-current assets	290,163	266,777
Total Other Assets	6,972,763	6,774,212

TOTAL ASSETS	$17,965,501	$18,426,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$563,105	$273,380
Long term debt, legal settlements, current portion	---	120,742
Trade accounts payable	305,361	183,285
Accrued expenses	873,161	1,087,497
Total Current Liabilities	1,741,627	1,664,904

Long-term Liabilities:
Long term debt, net of current portion	2,891,445	2,885,090
Other liabilities, related party	110,352	96,027
Total Long-term Liabilities	3,001,797	2,981,117
Total Liabilities	4,743,424	4,646,021

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively, outstanding 17,324,439 shares and 17,959,114 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,214,949	31,148,229
Treasury stock – 1,492,967 and 858,292 shares, at cost	(1,422,355)	(1,006,056)
Accumulated deficit	(16,589,335)	(16,380,778)
Total Stockholders' Equity	13,222,077	13,780,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,965,501	$18,426,234

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2010		2009
REVENUES:
Entertainment		$9,558,081	$9,531,278
Other		77,229	77,578
TOTAL REVENUES		9,635,310	9,608,856

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation		843,074	792,324
Rent and utilities		2,745,637	3,125,067
Other direct operating costs		1,924,936	1,998,986
Depreciation and amortization		788,779	720,576
License expense		81,365	69,897
TOTAL COSTS AND EXPENSES		6,383,791	6,706,850

GROSS MARGIN		3,251,519	2,902,006

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation		1,365,413	1,274,637
Legal and accounting fees		789,781	579,549
Depreciation and amortization		79,675	97,644
Share-based compensation expense		103,078	202,504
Other general and administrative		737,056	642,265
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES		3,075,003	2,796,599

ARBITRATION JUDGMENT		(122,449)	---
CHANGE IN ESTIMATE		---	122,000

OPERATING INCOME (LOSS)		54,067	227,407

OTHER INCOME AND EXPENSES:
Interest income		29,653	45,632
Interest expense		(186,586)	(216,018)
Other		(15,190)	(8,157)
TOTAL OTHER INCOME AND EXPENSES		(172,123)	(178,543)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES		(118,056)	48,864

PROVISION FOR INCOME TAXES		75,250	105,595

INCOME (LOSS) FROM CONTINUING OPERATIONS		(193,306)	(56,731)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS		(15,251)	292,433

NET INCOME (LOSS)	$	(208,557)	$235,702

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

2010	2009

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	---	0.02
Total	$(0.01)	$0.01

Diluted earnings (loss) per share
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	---	0.02
Total	$(0.01)	$0.01

Weighted average shares outstanding – basic	17,815,114	17,583,785

Weighted average shares outstanding – diluted	18,247,404	18,203,021

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	-Common Stock-		Additional Paid-in	Treasury	Accumulated
Description	Shares	Value	Capital	Stock	Deficit	Total

Balance December 31, 2008	16,754,901	$17,535	$30,683,264	$ (993,891)	$ (16,616,480)	$13,090,428
Stock-based compensation	1,282,699	1,283	532,336			533,619
Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	80,899		(67,371)	102,741		35,370
Purchase of common stock	(159,385)			(114,906)		(114,906)

Net income (loss) for the year ended December 31, 2009					235,702	235,702
	_________	_______	__________	__________	___________	____________
Balance December 31, 2009	17,959,114	$18,818	$31,148,229	$(1,006,056)	$ (16,380,778)	$13,780,213

Stock-based compensation			103,078			103,078
Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	59,333		(36,358)	66,453		30,095
Purchase of common stock	(694,008)			(482,752)		(482,752)

Net income (loss) for the year ended December 31, 2010					(208,557)	(208,557)
	_________	_______	__________	__________	___________	____________
Balance December 31, 2010	17,324,439	$18,818	$31,214,949	$(1,422,355)	$ (16,589,335)	$13,222,077

See notes to consolidated financial statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2010		2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$	(208,557)	$235,702
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		868,454	871,204
Stock-based compensation expense		103,078	202,504
(Gain) loss on sale of business unit		---	(395,399)
(Gain) loss on sale of equipment		43,696	---

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable, net		(14,701)	193,019
Other assets		(37,115)	(31,928)
Trade accounts payable		122,445	(131,137)
Accrued expenses and other current liabilities		(160,241)	(249,329)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		717,059	694,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(889,011)	(400,823)
Purchase of goodwill and intangibles		(318,513)	(210,100)
Proceeds from the sale of equipment		0	6,775
Proceeds from repayment of notes receivable, net		105,182	63,289
Proceeds from sale of business		---	300,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(1,102,342)	(240,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases		(491,562)	(1,029,883)
Proceeds from notes payable		540,000	---
Repurchases of common stock		(482,752)	(114,906)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(434,314)	(1,144,789)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(819,597)	(691,012)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		3,734,712	4,425,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$2,915,115	$3,734,712

See notes to consolidated financial statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2010		2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest		$186,586		$216,018

Income taxes		$75,023		$68,377

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan		$15,827		$17,815

Issuance of treasury stock under employee stock purchase plan		$14,268		$17,515

Issuance of common stock as stock-based compensation	$	---		$367,156

Sale of business in exchange for note receivable	$	---		$600,000

Purchase of acquisition assets in exchange for note payable		$126,900	$	---

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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
December 31, 2010

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

Advertising:

Advertising costs are expensed when incurred or the first time the advertising takes place.  During 2010, the Company had advertising expenses of approximately $47,000 compared to approximately $43,000 in 2009.

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

Since 2002, goodwill and intangible assets with indefinite lives are no longer amortized.  These indefinite-lived assets only pertain to halls in the State of Texas.  The Company has one class of asset that is classified as indefinite and not subject to periodic amortization.  This class of asset is known as a “Grandfathered” license”.   In discussing these Grandfathered licenses, a distinction should be made as to the types of bingo licenses the Company owns.  There are two classes of commercial lessor licenses in Texas:  Grandfathered and Tier.  The Grandfathered license refers to any license that was in existence prior to 1989 in which a non-renewal has not occurred.

A Grandfathered license allows the operator to have up to seven (7) charities in a hall and charge up to $600 per session in rent.  These licenses are regulated by the Texas Lottery Commission and must be renewed each year.  There is an annual fee associated with the renewal of these licenses, which is expensed throughout the year.  There is a limited number of these licenses available and they are traded between individuals and organizations.  They are a traded commodity, in that they have a cash value which is determined by the market place.  These licenses can only be revoked or canceled by failing to renew them by the renewal date or for illegal activity.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

A Tier license is deemed by the Company to have no value as an asset and is not recorded as an asset. A Tier commercial lessor license is any license issued after 1989 or any license issued prior to 1989 in which a non-renewal occurred.  A Tier license allows the operator to have one (1) charity in a hall and charge up to $600 per session in rent.  These licenses are issued, renewed, and applied for through the Texas Lottery Commission.  The only cost associated with obtaining and keeping this type of license is an annual renewal fee, which is expensed throughout the year.  These licenses are not sold on a negotiated basis, at this time.

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
December 31, 2010

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

In January 2010, the FASB updated FASB ASC 820, Fair Value Measurements and Disclosures (FASB ASC 820) that requires additional disclosures and clarifies existing disclosures regarding fair value measurements. The additional disclosures include 1) transfers in and out of Levels 1 and 2 and 2) activity in Level 3 fair value measurements. The update provides amendments that clarify existing disclosures on 1) level of disaggregation and 2) disclosures about inputs and valuation techniques. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the update on January 1, 2010, as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

In February 2010, the FASB updated FASB ASC 855, Subsequent Events (FASB ASC 855) that requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued. For an SEC filer, this guidance also eliminates the required disclosure of the date through which subsequent events are evaluated.  This update is effective upon issuance. We adopted the update on January 1, 2010, as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 2 – DISCONTINUED OPERATIONS.

This report presents the results of operations of the Company’s Hospitality segment for the twelve-month periods ended December 31, 2010 and 2009, as discontinued operations in this report. On April 1, 2009, the Company completed the sale of its event rental business unit reflecting the Company’s focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The event rental business unit was sold for $900,000 consisting of $300,000 cash consideration and a seven year note for $600,000 at six percent interest. The asset sale resulted in a gain on sale of $403,556 resulting from a $900,000 sales price less $406,444 of disposed assets, at net book value and a fifteen percent valuation allowance on the seven year note.

The amounts of the discontinued Hospitality segment’s sales, gross profit, gain on sale, income from discontinued operations and income (loss) per basic share included in the fourth quarter and twelve months ended December 31, 2010 and 2009 were as follows:

		Q410		Q409	Change			2010		2009	Change
Revenue	$	---	$	---	$	---	$	---		$425,533	$	(425,533)
Gross profit (loss)	$	(15,251)	$	---	$	(15,251)	$	(15,251)	$	(111,123)		$95,872
Gain on asset disposal		---		---		---		---		$403,556	$	(403,556)
Income (loss) from discontinued operations	$	(15,251)	$	---	$	(15,251)	$	(15,251)		$292,433	$	(307,684)
Income (loss) per share		$0.00		$0.00				$0.00		$0.02

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 3 – MATERIAL ACQUISITIONS AND REORGANIZATIONS (continued)

The Company acquires bingo halls through its appropriately formed and licensed wholly-owned corporate subsidiaries in the states in which it operates.

2010

On January 25, 2010, the Company acquired a bingo hall in South Carolina.

On December 6, 2010, the Company converted to a bingo hall a property formerly occupied by its real estate tenant.

On December 20, 2010, the Company purchased a bingo hall in South Carolina.

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

NOTE 5 – WRITE-OFFS AND CHARGES

In accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350), the Company recognizes impairment losses when facts and circumstances indicate that the carrying amount of an asset may not be recoverable.  In such cases, an impairment loss is recognized and measured as the amount by which the carrying value of the asset exceeds the fair value of the asset.  For the years ended December 31, 2010 and 2009, the Company evaluated the carrying value of goodwill for each reporting unit of the Company and determined that no impairment of goodwill was necessary.

During 2008, in accordance with FASB ASC 420, Exit or Disposal Cost Obligations (FASB ASC 420) the Company recorded contract termination costs in the amount of $672,363. The contract termination costs were associated with certain underperforming bingo hall closures in Texas.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 5 – WRITE-OFFS AND CHARGES (continued)

Below is a reconciliation of changes in the contract termination cost reserve from 2008 to 2010 and included in Accrued expenses:
Amount
Balance December 31, 2008	$672,363
Contact termination activity	(353,020)
Balance December 31, 2009	$319,343
Contact termination activity	(178,314)
Balance December 31, 2010	$141,029

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consists of the following:

	2010	2009
Land	$760,467	$740,467
Buildings	3,557,423	3,395,498
Leasehold improvements	5,892,755	5,565,310
Equipment, furniture and fixtures	3,768,089	3,625,132
Automobiles	155,516	121,534
	14,134,250	13,447,941
Less: Accumulated depreciation and amortization	(6,874,428)	(6,329,678)

Property and equipment, net	$7,259,822	$7,118,263

Depreciation expense charged to operations for the years ended December 31, 2010 and 2009, was $830,287 and $783,928 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2010 and 2009, is as follows:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2008	$6,251,350	$(1,195,816)	$5,055,534
Goodwill acquired during period	160,100	---	160,100
Goodwill at December 31, 2009	$6,411,450	$(1,195,816)	$5,215,634
Goodwill acquired during period	258,513	---	258,513
Goodwill at December 31, 2010	$6,669,963	$(1,195,816)	$5,474,147

Intangible assets at December 31, 2010 and 2009 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2008	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at December 31, 2009	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at December 31, 2010	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2008	$282,500	(209,416)	73,084
Change in covenants not to compete	50,000	(34,292)	15,708
Covenants not to compete at December 31, 2009	$332,500	(243,708)	88,792
Change in covenants not to compete	60,000	(38,167)	21,833
Covenants not to compete at December 31, 2010	$392,500	(281,875)	110,625
Intangible Assets, Net of Accumulated Amortization			$939,990

Amortization expense charged to operations for the twelve months ended December 31, 2010 and 2009, was $38,167 and $34,292, respectively.

Future amortization of intangible assets with finite lives is as follows:
Year	Amount
2011	$40,000
2012	40,000
2013	27,500
2014	3,125
2015	---
Total	$110,625

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 - LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009 consists of the following:

	2010	2009
Note payable to a bank, due in monthly installments of approximately $13,500 including interest at prime plus 0.5%, cap 7.5%, maturing December 2020, secured by real estate	$1,823,127>	$1,937,349>

Mortgage note payable to a bank, due in monthly installments of $4,394, including interest at the prime rate, maturing July 2012, secured by a deed of trust on the real estate	509,961>	545,438>

Mortgage note payable to a third party, due in monthly installments of $5,578, including interest at 8% maturing August 2012, secured by a second lien on the real estate	360,878>	397,348>

Note payable to a bank, due in monthly installments of approximately $8,644 including interest at prime plus 1%, cap 8.0%, maturing June 2014, secured by note receivable	339,717	---

Note payable to a bank, due in monthly installments of approximately $6,975 including interest at prime plus 0.75%, cap 7.75%, maturing April 2016, secured by real estate	165,000	---

Installment note payable to a third party, due in monthly installments of $2,279, including interest at 5%, maturing March 2012, secured by real estate	30,927	56,041

Installment note payable to a third party, due in monthly installments of $4,600, including interest at 6%, maturing October 2011, secured by subsidiary stock	139,602	184,933

Installment note payable to a third party, due in monthly installments of $1,519, including interest at 5%, maturing March 2012, secured by bingo hall business	20,619	37,361

Promissory note payable to a third party, due in monthly installments of $5,511 bearing interest of 4%, maturing January 2012.	64,719	---
	3,454,550	3,158,470
Less current maturities	(563,105)	(273,380)
Long-term debt, net of current portion	$2,891,445	$2,885,090

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 - LONG-TERM DEBT (continued)

Payments of notes payable for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,	Total
2011	$563,105
2012	1,080,871
2013	228,921
2014	164,936
2015	107,220
Thereafter	1,309,497
$3,454,550

Interest expense for the years ended December 31, 2010 and 2009 were approximately $187,000 and $216,000 respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 14).  During 2009, the Company reinstated its share repurchase program and authorized the purchase of up to an additional $500,000 of its common shares. During 2010, 694,008 shares of its common shares were repurchased for $482,752. During 2009, 159,385 shares of its common shares were repurchased for $114,906. At December 31, 2010, the Company held 1,492,967 treasury shares at an average cost of $0.95.

In 2010, the Company issued 59,333 shares of treasury stock under the Employee Stock Purchase Plan and 401K Plan at a cost of $30,095.  The Company repurchased 694,008 shares of its common stock at an average cost of $0.70 per share for cash of $482,752. In addition, the Company recognized additional stock based compensation in the amount of $103,078 related to issued stock options.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 10 - INCOME TAXES

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 39% to actual for 2010 and 39% to actual for 2009 is as follows:
	2010		2009
Expected income tax (benefit)	$	(51,990)	$133,106
Amounts not deductible for federal income tax purposes		4,674	2,803
Other		71,214	27,187
State income taxes, net of federal income tax		45,903	64,413
Change in valuation allowance		5,449	(121,914)
		$75,250	$105,595
The provision for income taxes consists of the following:
	2010	2009
Current year income taxes:
Federal	$-0-	$-0-
State	75,250	105,595
Deferred income taxes:
Federal	-0-	-0-
State	-0-	-0-
	$75,250	$105,595

Deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows:

	2010	2009
Deferred tax asset	$5,940,960	$5,935,511
Deferred tax liability	---	---
Valuation allowance for deferred tax asset	(5,940,960)	(5,935,511)
Net deferred tax asset	$-0-	$-0-

The components of deferred tax assets at December 31, 2010 and 2009, are as follows:

Deferred tax asset	2010	2009
Net operating loss carryforward	$5,138,929	$4,240,991
Depreciation	(148,933)	60,222
Allowance for doubtful accounts	8,658	10,677
Accrued expenses	813,532	1,515,178
Capital Loss carryforward	20,402	20,402
Other	108,372	88,041
Net deferred tax asset	$5,940,960	$5,935,511

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 10 - INCOME TAXES  (continued)

The Company recorded approximately $75,000 and $106,000 of state income tax expense, respectively, for the twelve months ended December 31, 2010 and 2009.  The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards. At December 31, 2010, the Company has net operating loss carry forwards for federal income tax purposes of approximately $13.2 million that begin expiring in the year 2016.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of December 31, 2010, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2007 through 2010 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 11 - EARNINGS PER SHARE

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Years ended December 31,	2010		2010		2009	2009
	Basic		Diluted		Basic	Diluted
Numerator:
Net income (loss)	$	(208,557)	$	(208,557)	$235,702	$235,702
Net income (loss) available to common stockholders	$	(208,557)	$	(208,557)	$235,702	$235,702
Denominator:
Weighted average shares outstanding		17,815,114		17,815,114	17,583,785	17,583,785
Effect of dilutive securities:
Stock options and warrants		---		432,290	---	619,236
Weighted average shares outstanding		17,815,114		18,247,404	17,583,785	18,203,021

Earnings (loss) per share	$	(0.01)	$	(0.01)	$0.01	$0.01

Stock options to acquire 137,000 and 230,580 shares for the year ended December 31, 2010 and 2009, respectively, were excluded in the computation of diluted earnings per share because the effect of including the stock options would have been anti-dilutive or the options were out of the money.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods unchanged in accounting for its stock options.  At December 31, 2010, the Company has implemented five shareholder approved stock option plans.  These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended.  The plans collectively provide for the total issuance of 3,600,000 common shares over ten years from the date of each plan’s approval.  In addition, the plans allow for additional increases of 15% of the then outstanding shares.

The Company recorded approximately $103,000 and $203,000 in compensation expense in the periods ended December 31, 2010 and  2009, related to options issued or stock grants under its stock-based incentive compensation plans.  This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. For options issued in 2010, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rates of 3.5% and an expected life of 10 years. Treasury stock generally is issued upon stock option exercises.

Transactions under the stock option plans are summarized below. At December 31, 2010, a total of 1,572,410 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/08	445,410	$0.53
Granted	1,095,000	0.38
Exercised	---	---
Forfeited	(18,000)	0.51
Outstanding at 12/31/09	1,522,410	$0.42
Granted	50,000	0.73
Exercised	---	---
Forfeited	---	---
Outstanding at 12/31/10	1,572,410	$0.43

The fair value of options granted during the twelve month period ended December 31, 2010, was approximately $30,000 for 50,000 options which vested upon grant.

The fair value of options granted during the twelve month period ended December 31, 2009, was approximately $311,000; 900,000 of the granted options vest over a three-year period with an exercise price of a ten percent premium over the stock price on the date of grant, 145,000 options vested upon grant and 50,000 options vest in four years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 12 - ACCOUNTING FOR STOCK BASED COMPENSATION (continued)

For 2010, the aggregate intrinsic value represents the value of the Company’s closing stock price of $0.55 on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2010 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $85,000 as of December 31, 2010, related to approximately 334,000 shares with a per share weighted average fair value of  $0.26. We anticipate this expense to be recognized over a weighted average period of approximately 1.2 years.

For 2009, the total intrinsic value of options exercised was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $159,000 as of December 31, 2009, related to approximately 647,000 shares with a per share weighted average fair value of  $0.25.

The following table summarizes information about options outstanding at December 31, 2010 and 2009, under the Employee Stock Plans:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2010:	$1.26 - 1.87	16,500	5.4 years	$1.32	16,500	$1.32
	$0.00 - $1.25	1,555,910	7.1 years	$0.42	1,221,535	$0.44
	Total	1,572,410	7.1 years	$0.43	1,238,035	$0.46

2009:	$1.26 - 1.87	16,500	6.4 years	$1.32	16,500	$1.32
	$0.00 - $1.25	1,505,910	8.0 years	$0.41	859,035	$0.47
	Total	1,522,410	8.0 years	$0.42	875,535	$0.49

	Aggregate intrinsic value	$247,980			$175,380

The weighted average remaining contractual life of options exercisable as of December 31, 2010, was 6.6 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 13 - RELATED PARTY TRANSACTIONS

During 2009, the Company renewed the three year employment agreement with its President and CEO.  In accordance with this agreement, the Company accrued $24,000 and $24,000 of deferred compensation in 2010 and 2009, respectively. In addition, in accordance with this agreement the Company awarded the President and CEO a stock grant of 1,182,699 shares with a value on the grant date of $331,156 which, was recorded as a liability as of December 31, 2008, with issuance of shares made in 2009. Also, during 2009, in accordance with this agreement the Company awarded the President and CEO stock options of 900,000 with a value on the grant date of $199,980; the options vest over a three year period.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

(a) Operating Leases:

The Company is obligated under various operating leases.  Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes, insurance and certain common area charges.  Minimum annual rentals under these leases are as follows:

Year Ending December 31,	Minimum Rentals
2011	2,147,599
2012	1,714,369
2013	1,366,683
2014	908,177
2015	707,170
Thereafter	732,699
Total minimum annual rentals	$7,576,697

Rent expense for the years ended December 31, 2010 and 2009, amounted to approximately $2.26 million and $2.5 million, respectively.

In 2003, the Company leased out Grandview Bingo in Amarillo.  The arrangement is that of a standard monthly sublease and not a per-session lease.  The tenant provided a $7,800 security deposit.   The minimum annual future receipts under this sublease are as follows:

Year Ending December 31,	Minimum Rent
2011	93,600
2012	93,600
2013	93,600
2014	93,600
2015	31,200
Total minimum annual rentals	$405,600

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

 (b) Legal:

Generally speaking, the Securities and Exchange Commission guidelines require a company to report any pending legal and/or regulatory proceedings that involve a claim for damages in excess of ten percent (10%) of its current assets. The litigation and proceedings discussed below do not necessarily meet this threshold, but are included in the interest of disclosure.  The Company is also sometimes engaged in routine litigation incidental to its business. In general, the Company will vigorously defend itself against all claims to the fullest extent possible. The legal proceedings exclude certain insurance claims for which the Company believes are covered and defended by existing insurance policies and ordinary and incidental matters.

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

Several months after the acquisition of the three centers, the Florida Office of Statewide Prosecution obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and the Florida Attorney General brought a civil proceeding for racketeering against the same two subsidiaries and American Bingo based upon the same allegations.  The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to the acquisition of the centers.  Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo.  In fact, even though Furtney was aware of the investigation, the acquisition agreements related to the sales specifically and falsely stated that there were not any ongoing governmental investigations.  Furtney was admittedly divesting himself of his interests in these and other bingo operations because of the investigation.

American Bingo won the dismissal of the civil action, settled the criminal case and sold its Florida centers as a condition of the settlement.   Nonetheless, American Bingo suffered significant damages as a result of Furtney’s conduct.

The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico, avoided service of the Complaint.  Littlefield was finally successful in serving Furtney when he was in the United States in 2005, to attend related litigation.   However, Furtney passed away in September 2007, several months before the scheduled trial date.  In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the “proper parties” as the defendant and continue to pursue the claim to judgment.  Furtney’s Estate Trustee, Bruce Furtney, was substituted as the defendant and Littlefield has continued to pursue its claims for damages from Furtney’s Estate, including all sums paid in the acquisition of the three centers, all costs incurred by American Bingo in the litigation with the state of Florida, and the amount of judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation.

After the substitution of Estate Trustee Bruce Furtney as the defendant, he discharged Furtney’s previous counsel and retained his own counsel which resulted in additional delay.  Prior to his dismissal, Furtney’s counsel filed a motion for summary judgment seeking the dismissal of the claims, arguing that the claims were barred by the previous judgments in the related litigation with Pondella and Ontario; he also argued that the claims against Furtney were time-barred by the statute of limitations.  The attorney retained by Bruce Furtney continued in raising these arguments and a hearing on the motion was conducted in July 2009.  The Court entered an order in March 2010,

Littlefield Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

denying the motion for summary judgment and rejecting the arguments in their entirety; the case was then scheduled for trial.

The case is now set for trial on a three week trial calendar beginning March 14, 2011.   However, according to recent court filings by the attorney for Bruce Furtney, disagreements regarding the handling the Estate generally and this litigation in particular have arisen between Furtney and the two beneficiaries of the Estate, Furtney’s sons.  As a result of these disagreements, Bruce Furtney is resigning as Trustee and Furtney’s two sons are being appointed as successor Trustees, which means they must be substituted as parties in the case once they are officially appointed as Estate Trustees.  Furtney’s sons have threatened to sue Bruce Furtney and they want a different counsel to represent them in this case.   Bruce Furtney’s counsel was permitted to withdraw due to a conflict of interest and the Court has given Furtney’s sons until March 11, 2011, to obtain counsel to represent them.  This substitution of the new Trustees may result in a delay of the March trail date.

Cause No.24, 182-B; West Texas Bingo, Inc. v. Janie Wall, in the 104th Judicial District Court of Taylor County, Texas.

In this case, Plaintiff was a wholly-owned subsidiary of the Company. The Plaintiff filed suit against the Defendants alleging the Defendants interfered with the Plaintiff's bingo operations and/or business operations located in Abilene, Texas. The Defendants asserted counterclaims against the Plaintiff alleging that the Plaintiff's claims were harassing and constituted intentional infliction of emotional distress. Defendant's claims were dismissed by the Court via summary judgment in June 2008.

Defendants subsequently alleged that the Company and its CEO were the alter-ego of the Plaintiff and asserted third-party claims against them.  These claims were dismissed by the Court via summary judgment in July 2010.

A mediation was conducted in January 2010 and in April 2010, but the case did not settle. In January 2011, this matter was resolved pursuant to the terms and conditions of a confidential settlement agreement entered into by the parties within which for consideration the Defendants surrendered their licenses to play bingo for a specified period of time.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

affiliate.  Pursuant to the private agreement between the parties, the award of the arbitrator and the judgment adopting the same are not subject to appeal by any party.

(c) Stock Repurchase Plan:

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock.  On February 8, 2000, the Company amended the stock repurchase program to permit purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous.  The amount was subsequently increased to 3,000,000 shares. During 2009, the Company reinstated its share repurchase program and authorized the purchase of up to an additional $500,000 of its common shares. During 2009, 159,385 shares of its common shares were repurchased for $114,906. During 2010, 694,008 shares of its common shares were repurchased for $482,752. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company’s discretion.  Any shares so repurchased will be held as treasury shares and be available for general corporate purposes.

(d) Concentration of Credit Risk:

The Company maintains its cash and certificates of deposit in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At December 31, 2010, cash in banks did not exceed FDIC coverage limits.

(e) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was instituted in 2001.  In 2010, employees were allowed to defer up to 90% of their wages to a maximum of $16,500 or $22,000 depending upon age, tax deferred, for retirement purposes.  The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management.  For the years ended December 31, 2010 and 2008, the Company contributed $0 and $0 respectively, into the Plan.

(f) Employee Stock Purchase Plan

During 2002, the Company implemented the 2002 Employee Stock Purchase Plan to allow employees of Littlefield Corporation and any subsidiaries to acquire stock ownership in the Company.  The Company has reserved 500,000 shares under this plan.  Offering of shares under this plan will commence  1) on the first day of each fiscal year and will end on the last day of the fiscal year or  2) at the sole discretion of the administrators.  Any offerings that remain unsold during the offering period shall expire and shall be made available for grant in future offering periods.  Eligible employees shall elect to make contributions between 1% and 10% of gross compensation.  The exercise price of any shares purchased by a participant shall be at eighty-five percent (85%) of the lower of the fair market value of the common stock on the date of the grant or date of exercise.   Through December 31, 2010, 293,140 shares have been purchased through this program.  Of the shares purchased, 31,085 shares were purchased in 2010 and 58,974 in 2009.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 15 – CHANGE IN ESTIMATE.

During 2009, in accordance with FASB ASC 250, Accounting Changes (FASB ASC 250), we recorded a $122,000 change in estimate as a period change to reflect a revised estimate of prior year discretionary incentives. The effect on 2009’s cost of services and general and administrative expenses would have been approximately $71,000 and $51,000 respectively.

NOTE 16 – SPECIAL CHARGES.

As described more fully in Note 14 – Commitments and Contingencies, during the first three months of 2010, we recorded a $122,000 charge related to a judgment.

NOTE 17 - SUBSEQUENT EVENTS

In January 2011, the Company reached a settlement of its case in Abilene, as described more fully in Note 14 – Commitments and Contingencies.

In January 2011, the Company completed the acquisition of a bingo hall in South Carolina. The Company commenced operations January 6, 2011.