Form 10-Q
period 2011-03-31
LITTLEFIELD CORP
filed 2011-05-13
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011	Commission file number 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

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

On May 3, 2011, 17,324,439 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,757,781	$2,915,115
Accounts receivable, net of allowance for doubtful accounts of $22,200 and $22,200, respectively	659,705	524,755
Other current assets	371,956	218,046
Note receivable – current portion	75,000	75,000
Total Current Assets	3,864,442	3,732,916

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,300,736	7,259,822

Other Assets:
Goodwill	5,566,020	5,474,147
Intangible assets, net	1,415,268	939,990
Note receivable, net	242,167	268,463
Other non-current assets	302,608	290,163
Total Other Assets	7,526,063	6,972,763

TOTAL ASSETS	$18,691,241	$17,965,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$626,563	$563,105
Trade accounts payable	160,873	305,361
Accrued expenses	894,464	873,161
Total Current Liabilities	1,681,900	1,741,627

Long-term Liabilities:
Long term debt, net of current portion	3,235,874	2,891,445
Other liabilities, related party	115,387	110,352
Total Long-term Liabilities	3,351,261	3,001,797
Total Liabilities	5,033,161	4,743,424

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively, outstanding 17,324,439 shares and 17,324,439 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,240,266	31,214,949
Treasury stock – 1,492,967 and 1,492,967 shares, at cost	(1,422,355)	(1,422,355)
Accumulated deficit	(16,178,649)	(16,589,335)
Total Stockholders' Equity	13,658,080	13,222,077

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,691,241	$17,965,501

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,

	2011	2010
REVENUES:
Entertainment	$2,828,731	$3,027,217
Other	23,078	19,103
TOTAL REVENUES	2,851,809	3,046,320

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	196,389	212,071
Rent and utilities	737,439	692,255
Other direct operating costs	468,715	404,992
Depreciation and amortization	224,051	186,965
License expense	18,286	20,563
TOTAL COSTS AND EXPENSES	1,644,880	1,516,846

GROSS MARGIN	1,206,929	1,529,474

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	354,777	333,109
Legal and accounting fees	133,877	169,162
Depreciation and amortization	19,777	18,437
Share-based compensation expense	25,317	25,176
Other general and administrative	211,271	163,036
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	745,019	708,920

ARBITRATION JUDGMENT	---	122,449

OPERATING INCOME (LOSS)	461,910	698,105

OTHER INCOME AND EXPENSES:
Interest income	4,911	8,486
Interest expense	(35,252)	(46,561)
Other expense	(1,549)	(12,901)
TOTAL OTHER INCOME AND EXPENSES	(31,890)	(50,976)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	430,020	647,129

PROVISION FOR INCOME TAXES	19,334	26,927

INCOME (LOSS) FROM CONTINUING OPERATIONS	410,686	620,202

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	---	---

NET INCOME (LOSS)	$410,686	$620,202

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,

	2011	2010

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$0.02	$0.03
Discontinued operations	$0.00	$0.00
Total	$0.02	$0.03

Diluted earnings (loss) per share
Continuing operations	$0.02	$0.03
Discontinued operations	$0.00	$0.00
Total	$0.02	$0.03

Weighted average shares outstanding – basic	17,324,439	17,917,258

Weighted average shares outstanding – diluted	17,778,809	18,312,188

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$410,686	$620,202
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	243,828	205,402
Stock-based compensation expense	25,317	25,176
Arbitration judgment	---	122,449
(Gain) loss on disposals of equipment	1,549	23,593

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable, net	(134,950)	(85,189)
Other assets	(163,354)	(215,521)
Trade accounts payable	(144,488)	(51,201)
Accrued expenses and other current liabilities	26,338	(130,779)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	264,926	514,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(250,442)	(212,099)
Purchase of goodwill and intangibles	(300,000)	(164,218)
Proceeds from repayment of notes receivable, net	26,295	26,296
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(524,147)	(350,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(108,113)	(154,171)
Proceeds from note payable	210,000	---
Repurchases of common stock	---	(72,235)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	101,887	(226,406)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(157,334)	(62,295)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,915,115	3,734,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,757,781	$3,672,417

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,

	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$35,252	$46,561

Income taxes	$30,278	$20,188

Non-cash transactions:

Purchase of acquisition assets in exchange for notes payable	$306,000	$126,900

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2011

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

The operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

NOTE 2 – MATERIAL ACQUISITIONS, REORGANIZATIONS AND OTHER TRANSACTIONS.

Generally speaking, the Securities and Exchange Commission sets forth guidelines which require a company to report as material certain acquisitions. The acquisitions discussed below do not necessarily meet this threshold, however, they are included in the interest of disclosure. The acquisitions were accounted for as a purchase. Unless otherwise noted, we funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Unless otherwise noted, pro-forma results of operations have not been presented because the effects of those operations were not material. In accordance with FASB ASC 805, Business Combinations (FASB ASC 805), the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable assets, based on their respective estimated fair values at the date of acquisition.

The Company acquires bingo halls through its appropriately formed and licensed wholly-owned corporate subsidiaries in the states in which it operates.

2011

In January 2011, the Company completed the acquisition of a bingo hall in South Carolina for cash and note payable. The acquired bingo hall commenced operations January 6, 2011.

In January 2011, the Company reached a settlement of its case in Abilene, as described more fully in Note 11 – Commitments and Contingencies.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 2 – MATERIAL ACQUISITIONS, REORGANIZATIONS AND OTHER TRANSACTIONS (continued).

2010

On January 25, 2010, the Company acquired a bingo hall in South Carolina for cash and note payable.

On December 6, 2010, the Company converted to a bingo hall a property formerly occupied by its real estate tenant.

On December 20, 2010, the Company purchased a bingo hall in South Carolina.

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 2011 and December 31, 2010, consisted of the following:

	March 31, 2011	December 31, 2010
Land	$760,467	$760,467
Buildings	3,557,423	3,557,423
Leasehold improvements	6,109,687	5,892,755
Equipment, furniture and fixtures	3,623,659	3,768,089
Automobiles	155,516	155,516
	14,206,752	14,134,250

Less: Accumulated depreciation and amortization	(6,906,016)	(6,874,428)

Property and equipment, net	$7,300,736	$7,259,822

Total depreciation expense, for owned and leased assets, charged to continuing operations for the three months ended March 31, 2011 and 2010 was approximately $219,100 and $195,700 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at March 31, 2011, was as follows:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2010	$6,669,963	$(1,195,816)	$5,474,147
Goodwill acquired during period	91,873	---	91,873
Goodwill at March 31, 2011	$6,761,836	$(1,195,816)	$5,566,020

Intangible assets at March 31, 2011, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2010	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at March 31, 2011	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2010	$392,500	(281,875)	110,625
Change in covenants not to compete	500,000	(24,722)	475,278
Covenants not to compete at March 31, 2011	$892,500	(306,597)	$585,903
Intangible Assets, Net of Accumulated Amortization			$1,415,268

Amortization expense charged to operations for the three months ended March 31, 2011 and 2010, was approximately $25,000 and $10,000 respectively. The increase in goodwill and covenants not to compete during the first quarter of 2011 resulted from a South Carolina bingo hall acquisition and settlement described more fully in Note 11 – Commitments and Contingencies.

NOTE 5 - SHAREHOLDERS’ EQUITY.

At March 31, 2011, the Company held 1,492,967 treasury shares at an average purchase cost of $0.95.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 6 – SHARE BASED PAYMENTS.

The Company recorded approximately $25,000 and $25,000 in compensation expense in the three month periods ended March 31, 2011 and March 31, 2010, respectively, related to options issued under its stock-based incentive compensation plans.  This included expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options included the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  There were 12,500 and 12,500 options issued during the three month periods ended March 31, 2011 and 2010, respectively. For options issued in 2011, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 3.5% and an expected life of 10 years.

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

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Three months ended March 31,	2011	2011	2010	2010
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$410,686	$410,686	$620,202	$620,202
Denominator:
Weighted average shares outstanding	17,324,439	17,324,439	17,917,258	17,917,258
Effect of dilutive securities:
Stock options and warrants	---	454,370	---	394,930
Weighted average shares outstanding	17,324,439	17,778,809	17,917,258	18,312,188

Earnings (loss) per share	$0.02	$0.02	$0.03	$0.03

Stock options to acquire 266,750 and 154,500 shares for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION.

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however, it leaves prior periods unchanged in accounting for its stock options.  At December 31, 2010, the Company has implemented five shareholder approved stock option plans.  These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended.  The plans collectively provide for the total issuance of 3,600,000 common shares over ten years from the date of each plan’s approval.  In addition, the plans allow for additional increases of 15% of the then outstanding shares.

Transactions under the stock option plans are summarized below. At March 31, 2011, a total of 1,584,910 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/10	1,572,410	$0.43
Granted	12,500	0.68
Exercised	---	---
Forfeited	--	---
Outstanding at 03/31/11	1,584,910	$0.44

The fair value of options granted during the three month period ended March 31, 2011, was approximately $6,950; the 12,500 options vested upon grant.

The aggregate intrinsic value represents the value of the Company’s closing stock price of $0.60 on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2011 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $67,000 as of March 31, 2011, related to approximately 256,000 shares with a per share weighted average fair value of  $0.26. We anticipate this expense to be recognized over a weighted average period of approximately 1.0 years.

The following table summarizes information about options outstanding at March 31, 2011, under the Employee Stock Plans:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2011:	$1.26 - 1.87	16,500	5.1 years	$1.32	16,500	$1.32
	$0.00 - $1.25	1,568,410	6.9 years	$0.43	1,312,160	$0.44
	Total	1,584,910	6.9 years	$0.44	1,328,660	$0.45

	Aggregate intrinsic value	$311,385			$245,685

The weighted average remaining contractual life of options exercisable as of March 31, 2011, was 6.4 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 9 – INCOME TAXES.

The Company recorded approximately $19,000 and $27,000 of state income tax expense, respectively, for the three months ended March 31, 2011 and 2010.  The Company does not expect to incur significant federal income tax charges until the utilization of its accumulated federal income tax loss carry-forwards, which totaled approximately $13,200,000 at December 31, 2010, and begin expiring in the year 2016.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of March 31, 2011, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions in which we file income tax returns.

NOTE 10 - RELATED PARTY TRANSACTIONS.

During 2009, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued as Other liabilities – related party, $6,000 and $6,000 of deferred compensation in the three months ended March 31, 2011 and 2010, respectively.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

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

American Bingo won the dismissal of the civil action, settled the criminal case, and sold its Florida centers as a condition of the settlement.  Nonetheless, American Bingo suffered significant damages as a result of Furtney’s conduct.

The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico, avoided service of the Complaint for several years.  Littlefield was finally successful in serving Furtney when he was in the United States in 2005, to attend related litigation.   However, Furtney passed away in September 2007, several months before the scheduled trial date.  In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the “proper parties” as the defendant and continue to pursue the claim to judgment.  Furtney’s Estate Trustee, Bruce Furtney, was substituted as the defendant and Littlefield has continued to pursue its claims for damages from Furtney’s Estate, including all sums paid in the acquisition of the three centers, all costs incurred by American Bingo in the litigation with the state of Florida, and the amount of judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation.

After the substitution of Estate Trustee Bruce Furtney as the defendant, he discharged Furtney’s previous counsel and retained his own counsel which resulted in additional delay.  Prior to his dismissal, Furtney’s counsel filed a motion for summary judgment seeking the dismissal of the claims, arguing that the claims were barred by the previous judgments in the related litigation with Pondella and Ontario; he also argued that the claims against Furtney were time-barred by the statute of limitations.  The attorney retained by Bruce Furtney continued in raising these arguments and a hearing on the motion was conducted in July 2009.  The Court entered an order in March 2010, denying the motion for summary judgment and rejecting the arguments in their entirety; the case was then scheduled for trial.

The case was set for trial in March 2011.  However, according to court filings by the attorney for Bruce Furtney in the thirty days before the scheduled trial, his client was resigning as Trustee and Furtney’s two sons were being appointed as successor Trustees.  Additionally, Bruce Furtney’s counsel sought to withdraw from the case because Furtney’s sons wanted different counsel to represent them as the Trustees. As a result of these representations, the court permitted Bruce Furtney’s counsel to withdraw and subsequently postponed the trial.  The change of Trustees has not yet occurred, but a new attorney has entered an appearance.  The case is now set for trial during the month of October 2011, and the court has indicated that it will not permit any further delays.

Cause No.24, 182-B; West Texas Bingo, Inc. v. Janie Wall, in the 104th Judicial District Court of Taylor County, Texas.

This suit is no longer pending. In this case, Plaintiff was a wholly-owned subsidiary of the Company. The Plaintiff filed suit against the Defendants alleging the Defendants interfered with the Plaintiff's bingo operations and/or business operations located in Abilene, Texas. The Defendants asserted counterclaims against the Plaintiff alleging that the Plaintiff's claims were harassing and constituted intentional infliction of emotional distress. Defendant's claims were dismissed by the Court via summary judgment in June 2008.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

Cause No. 2009-CI-14245, B-Y Mission Plaza CC, Ltd. v. Coastal Bend Bingo, Inc. and Littlefield Corporation, in the 285th District Court of Bexar County, Texas.

This suit is no longer pending.  B-Y Mission, Plaintiff, filed suit against the Company and one of its affiliates, alleging breach of a lease agreement between B-Y Mission, Landlord, and Coastal Bend, Lessee, and seeking to compel arbitration of the dispute. The Company is the Guarantor of the lease entered into by one of its affiliates, Coastal Bend. Coastal Bend attempted to terminate the lease under a clause of the lease that the Company believes permits termination of the lease under the circumstances and tendered the appropriate termination amount. The Company also asserted that B-Y Mission engaged in fraud by, among other things, making material misrepresentations in connection with the lease. The Landlord contended the termination was wrongful and seeks recovery of all remaining rental payments.

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

In February 2010, the FASB updated FASB ASC 855, Subsequent Events (FASB ASC 855) that requires an entity which is an SEC filer to evaluate subsequent events through the date that the financial statements are issued. For an SEC filer, this guidance also eliminates the required disclosure of the date through which subsequent events are evaluated.  This update is effective upon issuance. We adopted the update on January 1, 2010, as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 13 – SPECIAL CHARGES.

As more fully discussed in Note 11: Commitments and Contingencies, during the first three months of 2010, we recorded a $122,000 charge related to an arbitration judgment.

NOTE 14 – DISCONTINUED OPERATIONS.

This report presents the results of operations of the Company’s Hospitality segment as discontinued operations.  Except for the fourth quarter of 2010 in which the Company incurred additional sales tax expense of $15,251 related to the disposed assets, there were no other results from the discontinued operations during 2011 or 2010. On April 1, 2009, the Company completed the sale of its Premiere Tents and Events (“PTE”) business unit reflecting the Company’s focus on its charitable bingo business in Texas, South Carolina, Alabama and Florida. The PTE business unit was sold for $900,000 consisting of $300,000 cash consideration and a seven year note for $600,000 at six percent interest. The asset sale resulted in a gain on sale of $403,556 resulting from a $900,000 sales price less $406,444 of disposed assets, at net book value and a fifteen percent valuation allowance on the seven year note.

NOTE 15 – LONG TERM DEBT.

During the first quarter the Company was advanced $210,000 on a promissory note. The note is secured by certain real estate, subject to certain financial covenants and matures in April 2016.  Interest is indexed at prime plus three-quarter percent and may fluctuate between a four and one-quarter percent and seven and three-quarter percent interest rate.

NOTE 16 – SUBSEQUENT EVENTS.

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The first quarter 2011 discussion in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

Q1 2011 compared to Q1 2010

Results of Operations

During the three months ended March 31, 2011, the Company achieved its second-highest level of quarterly bingo revenue from continuing operations posting revenue of approximately $2,852,000 compared to approximately $3,046,000 in the record prior year.  The Company posted income from continuing operations of approximately $411,000 versus $620,000 in the prior year. Excluding the notable items discussed more fully under Income (loss) from Continuing Operations below, income from continuing operations was approximately $654,000 versus approximately $990,000 in the prior year period.

Revenues

The following table sets forth the Company’s revenues from continuing operations the three months ended March 31, 2011 and 2010:

	2011	2010	Change		% Change
Total Revenues	$2,852,000	$3,046,000	$	(194,000)	(6%)
Entertainment	2,829,000	3,027,000		(198,000)	(7%)
Texas	1,201,000	1,273,000		(72,000)	(6%)
South Carolina	1,169,000	1,299,000		(130,000)	(10%)
Alabama / Florida	459,000	455,000		4,000	1%
Other	$23,000	$19,000		$4,000	NM

The first quarter is seasonally the stronger quarter of the year. During the first three months of 2011, total revenues for the Company decreased 6% from 2010. Entertainment revenue decreased 7% and was unfavorably affected by the closure of many of our twenty South Carolina bingo halls for about four days due to snow and ice storms and the impact of added competitive halls paired with weakened results in two of our regional markets. Other revenue reflects ancillary revenue not included in Entertainment.

Entertainment revenues by state were as follows:

	2011	2010	Change
Texas	43%	42%	1%
South Carolina	41%	43%	(2%)
Alabama / Florida	16%	15%	1%

 Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the three months ended March 31, 2011 and 2010. Gross profit percent (gross profit as a percent of sales) decreased to 42% from 50% in 2010.

	2011	2010	Change	% Change
Total Gross Profit	$1,207,000	$1,529,000	$(322,000)	(21%)
Entertainment	1,184,000	1,510,000	(326,000)	(22%)
Other	$23,000	$19,000	$4,000	NM

Overall, total costs and expenses increased 8% from the comparable three-month prior year period mainly as a result of additional costs associated with new halls.

Direct salaries and other compensation were down an insignificant amount of approximately $16,000 or 7%.

Rent and utilities in 2011 increased approximately $45,000 or 7% from 2010, largely due to the new halls. In 2011 and 2010, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2011 and 2010, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2011 increased approximately $64,000 or 16% from the prior year, mainly resulting from higher costs of promotions and development expenses associated with new halls and other marketing initiatives.

Depreciation and amortization expense totaled approximately $244,000 ($224,000 Direct Costs plus $20,000 G&A) in 2011 versus $205,000 in 2010. The $39,000 increase in depreciation and amortization expense mainly relates to capital spending incurred for bingo hall renovations, including leasehold improvements and acquired assets.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $618,000 in 2011, compared to approximately $540,000 in 2010, an increase of approximately $78,000. The increase mainly related to additional acquisition related staffing and investor relations programs. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q1 2011	Q1 2010
General and administrative expenses (GAAP basis)	$745,019	$708,920
Stock-based compensation	(25,317)	(25,176)
Noted legal expenses	(82,122)	(125,018)
Depreciation and amortization	(19,777)	(18,437)
	(127,216)	(168,631)
Corporate overhead (non-GAAP basis)	$617,803	$540,289

Other income and expense was an expense of approximately $32,000 for 2011, compared to approximately $51,000 in 2010. The difference mainly stems from lower interest expense as a result of the Company’s note refinancing last year.

Our income tax expense for 2011 was approximately $19,000 compared to $27,000 in 2010, all of which is related to the expected effective tax rate for state income taxes.  At December 31, 2010, the Company had net operating loss carry forwards for federal income tax purposes of approximately $13.2 million which begin expiring in the year 2016.

Income from continuing operations

During the first three months of 2011, income from continuing operations was approximately $411,000; $0.02 per basic share and $0.02 per fully diluted share. During the first three months of 2010, income from continuing operations was approximately $620,000; $0.03 per basic share and $0.03 per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,324,439 in 2011 compared to 17,917,258 in 2010.  The decrease in shares outstanding mainly represents shares repurchased under the Company’s share repurchase program.

The Q1 2011 results include approximately $244,000 of notable items:

•	$135,000 of expense associated with hall start-ups in Texas
•	$82,000 of legal expense for South Carolina, Texas and its Furtney litigation,
•	$25,000 for non-cash stock-based compensation and $2,000 of asset disposals.

The Q1 2010 results include approximately $369,000 of notable items: $84,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $125,000 of legal expense for South Carolina, Texas and its Furtney litigation, $122,000 related to an arbitration judgment, $13,000 in asset disposals and $25,000 for non-cash stock-based compensation.

Adjusted for the noted items above, the adjusted income from continuing operations during the first three months of 2011 was approximately $654,000 and basic earnings per share were $0.04 per share in 2011 versus an adjusted net income of approximately $990,000 and basic earnings per share were $0.06 per share last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	Q1 2011	Q1 2010
Operating income (loss) (GAAP basis)	$410,686	$620,202
Hall start-up activities	134,633	83,863
Stock-based compensation	25,317	25,176
Noted legal expenses	82,122	125,018
Arbitration judgment	---	122,449
Other asset disposals	1,549	12,901
	243,621	369,407
Income (loss) excluding noted items (non-GAAP basis)	$654,307	$989,609

Net Income

During the first three months of 2011, net income was approximately $411,000; $0.02 per basic share and $0.02 per fully diluted share. During the first three months of 2010, net income was approximately $620,000; $0.03 per basic share and $0.03 per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,324,439 in 2011 compared to 17,917,258 in 2010.  The decrease in shares outstanding mainly represents shares repurchased during 2010 under the Company’s share repurchase program.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2011, totaled approximately $2,758,000 and represented 15% of total assets of approximately $18,691,000.  Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition or which are readily convertible to cash without penalty. Current assets totaled approximately $3,864,000. Current liabilities totaled $1,682,000. Working capital was approximately $2,182,000 with a current ratio of 2.3 to 1 compared to approximately 2.1 to 1 at December 31, 2010.

Cash provided by operating activities for the three months ended March 31, 2011 totaled approximately $265,000 compared to cash provided of $514,000 during 2010. Cash flows from operating activities in 2011 were increased by net income of approximately $411,000 and provided by non-cash depreciation expense of approximately $244,000, stock based compensation of approximately $25,000, loss on disposal of equipment of approximately $2,000 and partially offset by other net changes in asset and liability accounts of $417,000.

Net cash used in investing activities during the first quarter of 2011 totaled approximately $524,000 mainly for bingo hall renovations and acquisition and settlement activities; these were partially offset by note receivable payments. This compared to net cash used in investing activities of approximately $350,000 in 2010 mainly for the purchase of capital assets and an acquisition.

Net cash provided by financing activities in 2011 totaled approximately $102,000, compared to net cash used in financing activities in 2010 of approximately $226,000. During the first three months of 2011, approximately $108,000 was used for the payment of notes payable and approximately $210,000 was provided by proceeds from a note payable. During the first three months of 2010, approximately $154,000 was used for the payment of notes payable and legal settlement obligations and approximately $72,000 was used to repurchase common stock.

At March 31, 2011, we had approximately $18,691,000 in total assets with total liabilities of approximately $5,033,000 and approximately $13,658,000 of shareholders’ equity.  Total assets include approximately $2,758,000 in cash, $660,000 of net accounts receivable, other current assets of $446,000, $7,301,000 of net property and equipment, $6,981,000 of intangible assets, $303,000 note receivable related to the sale of its discontinued Premiere Tents and Events (“PTE”) business unit and $242,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $161,000 and notes payable obligations of approximately $3,862,000 and accrued and related-party liabilities of $895,000 and $115,000 respectively.

In 2011, we plan to continue to use our cash generated from operations to make renovations including leasehold improvements at our bingo operations.  We also plan to use advantageous combinations of bank financing, seller financing and cash on hand to acquire new bingo halls when favorable terms can be obtained.

Financial Risk Management

Off-Balance Sheet Arrangements. We have no off-balance sheet debt.

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at March 31, 2011 or 2010. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

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

Based upon their evaluation, our management including the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15 d – 15(e) under the Securities Exchange Act) are effective at a reasonable assurance level, as of the end of the period covered by this report on Form 10-Q, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

May 13, 2011

By:

/s/  JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/  RICHARD S. CHILINSKI
Richard S. Chilinski
Chief Financial Officer