Form 10-Q
period 2011-06-30
LITTLEFIELD CORP
filed 2011-08-15
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011	Commission file number 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

2501 N. Lamar Blvd.
Austin, Texas 78705
(Address of principal executive offices)

Registrant's telephone number:

(512) 476-5141

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

On August 3, 2011, 17,324,439 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements
Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,363,135	$2,915,115
Accounts receivable, net of allowance for doubtful accounts of $22,200 and $22,200, respectively	461,446	524,755
Other current assets	355,433	218,046
Note receivable – current portion	75,000	75,000
Total Current Assets	3,255,014	3,732,916

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,416,232	7,259,822

Other Assets:
Goodwill, net	5,976,829	5,474,147
Intangible assets, net	1,413,185	939,990
Note receivable, net	215,872	268,463
Other non-current assets	337,532	290,163
Total Other Assets	7,943,418	6,972,763

TOTAL ASSETS	$18,614,664	$17,965,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$913,111	$563,105
Trade accounts payable	149,312	305,361
Accrued expenses	922,721	873,161
Total Current Liabilities	1,985,144	1,741,627

Long-term Liabilities:
Long term debt, net of current portion	3,146,884	2,891,445
Other liabilities, related party	122,757	110,352
Total Long-term Liabilities	3,269,641	3,001,797
Total Liabilities	5,254,785	4,743,424

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively, outstanding 17,324,439 shares and 17,324,439 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,280,483	31,214,949
Treasury stock – 1,492,967 and 1,492,967 shares, at cost	(1,422,355)	(1,422,355)
Accumulated deficit	(16,517,067)	(16,589,335)
Total Stockholders' Equity	13,359,879	13,222,077

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,614,664	$17,965,501

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,
	2011	2010
REVENUES:
Entertainment	$2,175,756	$2,281,747
Other	21,254	19,367
TOTAL REVENUES	2,197,010	2,301,114

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	186,541	216,734
Rent and utilities	744,061	676,504
Other direct operating costs	463,874	478,529
Depreciation and amortization	236,714	197,825
License expense	31,071	40,210
TOTAL COSTS AND EXPENSES	1,662,261	1,609,802

GROSS MARGIN	534,749	691,312

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	334,257	355,206
Legal and accounting fees	181,723	238,563
Depreciation and amortization	20,130	19,538
Share-based compensation expense	40,217	26,855
Other general and administrative	245,086	185,535
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	821,413	825,697

OPERATING INCOME (LOSS)	(286,664)	(134,385)

OTHER INCOME AND EXPENSES:
Interest income	4,062	8,428
Interest expense	(37,471)	(45,706)
Other income and expenses	---	(2,289)
TOTAL OTHER INCOME AND EXPENSES	(33,409)	(39,567)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(320,073)	(173,952)

PROVISION FOR INCOME TAXES	18,345	27,114

INCOME (LOSS) FROM CONTINUING OPERATIONS	(338,418)	(201,066)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	---	---

NET INCOME (LOSS)	$(338,418)	$(201,066)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,
	2011		2010
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations		$(0.02)		$(0.01)
Discontinued operations		0.00		0.00
Total	$	(0.02)	$	(0.01)

Diluted earnings (loss) per share
Continuing operations		$(0.02)		$(0.01)
Discontinued operations		0.00		0.00
Total	$	(0.02)	$	(0.01)

Weighted average shares outstanding – basic		17,324,439		17,880,653

Weighted average shares outstanding – diluted		17,324,439		17,880,653

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,
	2011	2010
REVENUES:
Entertainment	$5,004,487	$5,308,964
Other	44,332	38,470
TOTAL REVENUES	5,048,819	5,347,434

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	382,930	428,805
Rent and utilities	1,481,500	1,368,759
Other direct operating costs	932,589	883,521
Depreciation and amortization	460,765	384,790
License expense	49,357	60,773
TOTAL COSTS AND EXPENSES	3,307,141	3,126,648

GROSS MARGIN	1,741,678	2,220,786

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	689,034	688,315
Legal and accounting fees	315,600	407,725
Depreciation and amortization	39,907	37,975
Share-based compensation expense	65,534	52,031
Other general and administrative	456,357	348,571
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,566,432	1,534,617

ARBITRATION JUDGEMENT	---	122,449

OPERATING INCOME (LOSS)	175,246	563,720

OTHER INCOME AND EXPENSES:
Interest income	8,973	16,914
Interest expense	(72,723)	(92,267)
Other	(1,549)	(15,190)
TOTAL OTHER INCOME AND EXPENSES	(65,299)	(90,543)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	109,947	473,177

PROVISION FOR INCOME TAXES	37,679	54,041

INCOME (LOSS) FROM CONTINUING OPERATIONS	72,268	419,136

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	---	---

NET INCOME (LOSS)	$72,268	$419,136

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,
	2011	2010
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$0.00	$0.02
Discontinued operations	0.00	0.00
Total	$0.00	$0.02

Diluted earnings (loss) per share
Continuing operations	$0.00	$0.02
Discontinued operations	0.00	0.00
Total	$0.00	$0.02

Weighted average shares outstanding – basic	17,324,439	17,898,854

Weighted average shares outstanding – diluted	17,792,261	18,327,548

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72,268	$419,136
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	500,672	422,764
Stock-based compensation expense	65,534	52,031
(Gain) loss on disposals of equipment	1,549	25,347

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	63,309	18,988
Other assets	(181,757)	(77,587)
Trade accounts payable	(156,049)	(159,707)
Accrued expenses and other current liabilities	61,965	(115,845)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	427,491	585,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(590,699)	(367,008)
Purchase of goodwill and intangibles	(409,752)	(164,218)
Proceeds from repayment of notes receivable, net	52,591	52,591
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(947,860)	(478,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(241,611)	(286,444)
Proceeds from note payable	210,000	---
Repurchase of common stock	---	(73,885)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31,611)	(360,329)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(551,980)	(253,837)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,915,115	3,734,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,363,135	$3,480,875

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2011		2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest		$72,723	$92,266

Income taxes		$65,158	$63,888

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan	$	---	$15,827

Issuance of treasury stock under employee stock purchase plan	$	---	$14,268

Purchase of acquisition assets in exchange for notes payable		$637,057	$126,900

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2011

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

The operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

NOTE 2 – MATERIAL ACQUISITIONS, REORGANIZATIONS AND OTHER TRANSACTIONS

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2011

NOTE 2 – MATERIAL ACQUISITIONS, REORGANIZATIONS AND OTHER TRANSACTIONS (continued)

2011

In June 2011, the Company completed the acquisition of a bingo hall in South Carolina for cash and a note payable. The acquired bingo hall commenced operations effective June 1, 2011.

In January 2011, the Company completed the acquisition of a bingo hall in South Carolina for cash and a note payable. The acquired bingo hall commenced operations January 6, 2011.

In January 2011, the Company reached a settlement of its case in Abilene, as described more fully in Note 11 – Commitments and Contingencies.

2010

On January 25, 2010, the Company acquired a bingo hall in South Carolina for cash and a note payable.

On December 6, 2010, the Company converted to a bingo hall a property formerly occupied by its real estate tenant.

On December 20, 2010, the Company purchased a bingo hall in South Carolina.

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at June 30, 2011 and December 31, 2010 consists of the following:

	June 30, 2011	December 31, 2010
Land	$760,467	$760,467
Buildings	3,563,222	3,557,423
Leasehold improvements	6,380,690	5,892,755
Equipment, furniture and fixtures	3,687,113	3,768,089
Automobiles	155,516	155,516
	14,547,008	14,134,250

Less: Accumulated depreciation and amortization	(7,130,776)	(6,874,428)

Property and equipment, net	$7,416,232	$7,259,822

Total depreciation expense, for owned and leased assets, charged to continuing operations for the six months ended June 30, 2011 and 2010 was approximately $444,000 and $403,000 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2011

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS

Goodwill at June 30, 2011, was as follows:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2010	$6,669,963	$(1,195,816)	$5,474,147
Goodwill acquired during period	502,682	---	502,682
Goodwill at June 30, 2011	$7,172,645	$(1,195,816)	$5,976,829

Intangible assets at June 30, 2011, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2010	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at June 30, 2011	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2010	$392,500	(281,875)	$110,625
Change in covenants not to compete	530,000	(56,805)	473,195
Covenants not to compete at June 30, 2011	$922,500	(338,680)	$583,820
Intangible Assets, Net of Accumulated Amortization			$1,413,185

Amortization expense charged to operations for the six months ended June 30, 2011 and 2010 was approximately $57,000 and $20,000 respectively. The increase in goodwill and covenants not to compete during 2011 resulted from two South Carolina bingo hall acquisitions and settlement described more fully in Note 11 – Commitments and Contingencies.

NOTE 5 - SHAREHOLDERS’ EQUITY

At June 30, 2011, the Company held 1,492,967 treasury shares at an average purchase cost of $0.95.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2011

NOTE 6 – SHARE BASED PAYMENTS

The Company recorded approximately $66,000 and $52,000 in compensation expense in the six month periods ended June 30, 2011 and June 30, 2010, respectively, related to options issued under its stock-based incentive compensation plans.  This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  There were 425,000 and 25,000 options issued during the six month periods ended June 30, 2011 and 2010, respectively. For options issued in 2011, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 3.5% and an expected life of 10 years.

NOTE 7 – EARNINGS PER SHARE

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

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Six months ended June 30,	2011	2011	2010	2010
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$72,268	$72,268	$419,136	$419,136
Denominator:
Weighted average shares outstanding	17,324,439	17,324,439	17,898,854	17,898,854
Effect of dilutive securities:
Stock options and warrants	---	467,822	---	428,694
Weighted average shares outstanding	17,324,439	17,792,261	17,898,854	18,327,548

Earnings (loss) per share	$0.00	$0.00	$0.02	$0.02

Stock options to acquire 281,268 and 100,750 shares for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive to a loss per share or the options were out of the money.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2011

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

Transactions under the stock option plans are summarized below. At June 30, 2011, a total of 1,997,410 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/10	1,572,410	$0.43
Granted	425,000	0.56
Exercised	---	---
Forfeited	--	---
Outstanding at 6/30/11	1,997,410	$0.46

The fair value of options granted during the six month period ended June 30, 2011 was approximately $193,800; with 25,000 options vesting upon grant and 400,000 options vesting over four years subject to certain performance criteria.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2011 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $206,150 as of June 30, 2011, related to approximately 528,000 shares with a per share weighted average fair value of  $0.39. We anticipate this expense to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes information about options outstanding at June 30, 2011 under the Employee Stock Plan:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2011:	$1.26 - 1.87	16,500	4.9 years	$1.32	16,500	$1.32
	$0.00 - $1.25	1,980,910	7.3 years	$0.45	1,452,785	$0.44
	Total	1,997,410	7.3 years	$0.46	1,469,285	$0.45

	Aggregate intrinsic value	$502,539			$390,676

The weighted average remaining contractual life of options exercisable as of June 30, 2011 was 6.4 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2011

NOTE 9 – INCOME TAXES

The Company recorded approximately $38,000 and $54,000 of state income tax expense, respectively, for the six months ended June 30, 2011 and 2010.  The Company does not expect to incur significant federal income tax charges until the utilization of its accumulated federal income tax loss carry-forwards, which totaled approximately $13,200,000 at December 31, 2010, and begin expiring in the year 2016.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of June 30, 2011, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2006 through 2010 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 10 - RELATED PARTY TRANSACTIONS

During 2009, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $12,000 and $12,000 of deferred compensation in the six months ended June 30, 2011 and 2010, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

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
June 30, 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

Cause No. 2009-CI-14245, B-Y Mission Plaza CC, Ltd. v. Coastal Bend Bingo, Inc. and Littlefield Corporation, in the 285th District Court of Bexar County, Texas.

This suit is no longer pending.  B-Y Mission, Plaintiff, filed suit against the Company and one of its affiliates, alleging breach of a lease agreement between B-Y Mission, Landlord, and Coastal Bend, Lessee, and seeking to compel arbitration of the dispute. The Company is the Guarantor of the lease entered into by one of its affiliates, Coastal Bend. Coastal Bend attempted to terminate the lease under a clause of the lease that the Company believes permits termination of the lease under the circumstances and tendered the appropriate termination amount. The Company also asserted that B-Y Mission engaged in fraud by, among other things, making material misrepresentations in connection with the lease. The Landlord contended the termination was wrongful and sought recovery of all remaining rental payments.

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

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements:

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2011

NOTE 14 – DISCONTINUED OPERATIONS

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

NOTE 15 – LONG TERM DEBT

During the first quarter of 2011 the Company was advanced $210,000 on a promissory note. The note is secured by certain real estate, subject to certain financial covenants and matures in April 2016.  Interest is indexed at prime plus three-quarter percent and may fluctuate between a four and one-quarter percent and seven and three-quarter percent interest rate.

In addition, during the six months ended June 30, 2011, the Company purchased acquisition assets in exchange for notes payable of approximately $637,000. The notes bear interest up to three percent and mature through January 2017.

NOTE 16 – SUBSEQUENT EVENTS

None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The second quarter 2011 and year-to-date discussion in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

Q2 2011 compared to Q2 2010

Results of Operations

During the second quarter of 2011, the Company achieved the third highest level of second quarter bingo revenue at approximately $2,200,000. Revenue declined 5% from last year. Income (loss) from continuing operations was a loss of approximately $338,000 versus a loss of approximately $201,000 last year. Excluding the notable items discussed more fully under Income (loss) from Continuing Operations below, a net loss from continuing operations was approximately $57,000 versus net income of approximately $156,000 in the prior year period.

Revenues

The following table sets forth the Company’s revenues from continuing operations for the quarters ended June 30, 2011 and 2010:

	Q2 2011	Q2 2010	Change	% Change
Total Revenues	$2,197,000	$2,301,000	$(104,000)	(5%)
Entertainment	2,176,000	2,282,000	(106,000)	(5%)
Texas	1,212,000	1,235,000	(23,000)	(2%)
South Carolina	619,000	751,000	(132,000)	(18%)
Alabama / Florida	345,000	296,000	49,000	17%
Other	$21,000	$19,000	$2,000	NM

During the second quarter of 2011, total revenues for the Company declined 5% from 2010’s level. The second quarter is typically seasonally a weaker quarter due to weakness during the summer months. The slight decline in Entertainment revenue largely reflects stable revenues at halls in Texas, Alabama, Florida and South Carolina offset by increased competition in two of our regional markets. Other revenue reflects ancillary revenue not included in Entertainment.

Entertainment revenues by state were as follows:

	Q2 2011	Q2 2010	% Change
Texas	56%	54%	2%
South Carolina	28%	33%	(5%)
Alabama / Florida	16%	13%	3%

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the quarters ended June 30, 2011 and 2010. Gross profit percent (gross profit as a percent of sales) was 24% versus 30% in Q2 2010.

	Q2 2011	Q2 2010	Change	% Change
Total Gross Profit	$535,000	$691,000	$(156,000)	(23%)
Entertainment	514,000	672,000	(158,000)	(24%)
Other	$21,000	$19,000	$2,000	NM

Overall, total costs and expenses increased 3% from the comparable prior year quarter primarily as a result of higher costs such as rent expense associated with operating more halls.

Direct salaries and other compensation decreased by approximately $30,000 or 14% from the prior year as a result of lower staff levels.

Rent and utilities in the second quarter 2011 rose approximately $68,000 or 10% from 2010, largely due to the addition of new halls. In 2011 and 2010, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840).  Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2011 and 2010, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in the second quarter 2011 declined approximately $15,000 or 3% from the prior year, an insignificant change.

Depreciation and amortization expense totaled approximately $257,000 ($237,000 Cost of Services plus $20,000 G&A) in 2011 versus $217,000 in the prior year with the increase mainly attributable to hall renovations.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $624,000 in Q2 2011, compared to approximately $585,000 in 2010; the $39,000 increase mainly reflected investor relations activities. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q2 2011	Q2 2010
General and administrative expenses (GAAP basis)	$821,413	$825,697
Stock-based compensation	(40,217)	(26,855)
Noted legal expenses	(136,803)	(194,714)
Depreciation and amortization	(20,130)	(19,538)
	(197,150)	(241,107)
Corporate overhead (non-GAAP basis)	$624,263	$584,590

Other income and expense was an expense of approximately $33,000 for 2011, compared to approximately $40,000 in 2010.

Our income tax expense for 2011 was approximately $18,000 compared to $27,000 in 2010, all of which is related to the expected effective tax rate for state income taxes.  As of December 31, 2010, the Company had a net operating loss available for carryover on its federal income taxes of approximately $13,200,000.

Income from continuing operations

The Company incurred a loss from continuing operations of approximately $338,000 during the second quarter of 2011; a loss of ($0.02) per basic share and ($0.02) per fully diluted share.  During the second quarter of 2010, the Company’s loss from continuing operations was approximately $201,000; ($0.01) loss per basic share and a loss of ($0.01) per fully diluted share. The weighted average number of basic common shares outstanding totaled 17,324,439 in 2011 compared to 17,880,653 in 2010.  The decrease in shares outstanding resulted from last year’s share buy-back program.

The Q2 2011 results include approximately $281,000 of notable items:

•	$104,000 of expense associated with the start-up of new halls and re-openings at halls in Texas,
•	$137,000 of legal expense for South Carolina, Texas and its Furtney litigation and
•	$40,000 for non-cash stock-based compensation.

The Q2 2010 results include approximately $357,000 of notable items:  $133,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $195,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation. $27,000 for non-cash stock-based compensation and other asset disposals of $2,000. The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees are expected to be more manageable upon the conclusion of the Furtney case and other litigation.

Adjusted for the noted items above, the adjusted loss from continuing operations during the second quarter of 2011 was approximately $57,000 and basic loss per share of $0.00 per share versus adjusted income of approximately $156,000 and basic earnings per share of $0.01 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	Q2 2011	Q2 2010
Income (loss) (GAAP basis)	$(338,418)	$(201,066)
Hall start-up activities	104,379	133,059
Stock-based compensation	40,217	26,855
Noted legal expenses	136,803	194,714
Other	---	2,289
	281,399	356,917
Income (loss) excluding noted items (non-GAAP basis)	$(57,019)	$155,851

Six months to date 2011 compared to 2010

During the six months ended June 30, 2011, the Company posted approximately $5,049,000 of revenue from continuing operations; a 6% decrease from the comparable prior year period. The Company’s income from continuing operations was approximately $72,000 versus approximately $419,000 last year. Excluding the notable items discussed more fully under Income (loss) from Continuing Operations below, income from continuing operations was approximately $597,000 versus income of approximately $1,145,000 in the prior year period.

Revenues

The following table sets forth the Company’s revenues from continuing operations in the six months ended June 30, 2011 and 2010:

	2011	2010	Change		% Change
Total Revenues	$5,049,000	$5,347,000	$	(298,000)	(6%)
Entertainment	5,005,000	5,309,000		(304,000)	(6%)
Texas	2,413,000	2,508,000		(95,000)	(4%)
South Carolina	1,788,000	2,049,000		(261,000)	(13%)
Alabama / Florida	804,000	752,000		52,000	7%
Other	$44,000	$38,000		$6,000	NM

During the first six months of 2011, the 6% decline in Entertainment revenue reflects increased competition in two of our regional markets.  Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Entertainment revenues by state were as follows:

	2011	2010	% Change
Texas	48%	47%	1%
South Carolina	36%	39%	(3%)
Alabama / Florida	16%	14%	2%

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the six months ended June 30, 2011 and 2010. Gross profit percent (gross profit as a percent of sales) decreased to 34% from 42% in 2010.

	2011	2010	Change	% Change
Total Gross Profit	$1,742,000	$2,221,000	$(479,000)	(22%)
Entertainment	1,698,000	2,183,000	(485,000)	(22%)
Other	$44,000	$38,000	$6,000	NM

Overall, total costs and expenses increased approximately $180,000 or 6% from the comparable six-month prior year period mainly as a result of operating more halls and hall renovations.

Direct salaries and other compensation were down approximately $46,000 or 11% from reduced staff levels.

Rent and utilities in 2011 increased approximately $113,000 or 8% from 2010, largely due operating more properties. We do not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2011 and 2010, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2011 increased approximately $49,000 or 6% from the prior year, mainly resulting from higher costs of promotions and development expenses associated with new halls and other marketing initiatives.

Depreciation and amortization expense totaled approximately $501,000 ($461,000 Cost of Services plus $40,000 G&A) in 2011 versus $423,000 in the prior year. The increase in depreciation mainly relates to capital spending incurred for bingo hall renovations, including leasehold improvements and acquired assets.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $1,242,000 in 2011, compared to approximately $1,125,000 in 2010, a $117,000 increase. The increase mainly related to additional acquisition related staffing and investor relations programs. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	2011	2010
General and administrative expenses (GAAP basis)	$1,566,432	$1,534,617
Stock-based compensation	(65,534)	(52,031)
Noted legal expenses	(218,925)	(319,732)
Depreciation and amortization	(39,907)	(37,975)
Corporate overhead (non-GAAP basis)	$1,242,066	$1,124,879

Other income and expense was an expense of approximately $65,000 for 2011, compared to approximately $91,000 in 2010; reflecting lower interest expense from debt refinancings in 2010.

Our income tax expense for 2011 was approximately $38,000 compared to $54,000 in 2010, all of which is related to the expected effective tax rate for state income taxes.  As of December 31, 2010, the Company had a net operating loss available for carryover on its federal income taxes of approximately $13,200,000.

Income from continuing operations

During the first six months of 2011, income from continuing operations was approximately $72,000; $0.00 per basic share and $0.00 per fully diluted share. During the first six months of 2010, the Company’s income from continuing operations was approximately $419,000; $0.02 per basic share and $0.02 per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,324,439 in 2011 compared to 17,898,854 in 2010.  The decrease in shares outstanding resulted from last year’s share buy-back program.

The Q2 2011 YTD results include approximately $525,000 of notable items:

•	$239,000 of expense associated with the start-up of new halls and re-openings at halls in Texas,
•	$219,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation,
•	$66,000 for non-cash stock-based compensation and $1,000 other expense.

The Q2 2010 YTD results include approximately $726,000 of notable items:  $217,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, $320,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $122,000 related to an arbitration judgment, $15,000 other asset disposals and $52,000 for non-cash stock-based compensation.

Adjusted for the noted items above, the adjusted income from continuing operations during the first six months of 2011 was approximately $597,000 and basic earnings per share were $0.03 per share in 2011 versus an adjusted income of approximately $1,145,000 and basic earnings per share were $0.06 per share last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	2011	2010
Operating income (loss) (GAAP basis)	$72,268	$419,136
Hall start-up activities	239,012	216,922
Stock-based compensation	65,534	52,031
Noted legal expenses	218,925	319,732
Arbitration judgment	---	122,449
Asset disposals	1,549	15,190
Income (loss) excluding noted items (non-GAAP basis)	$597,288	$1,145,460

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2011, totaled approximately $2,363,000 and represented 13% of total assets of approximately $18,615,000.  Current assets totaled approximately $3,255,000 with Current liabilities of $1,985,000. Working capital was approximately $1,270,000 with a current ratio of 1.6 to 1 compared to approximately 2.1 to 1 at December 31,2010.

Cash provided by operating activities for the six months ended June 30, 2011 totaled approximately $427,000 compared to cash provided of $585,000 during 2010. Cash flows from operating activities in 2011 were increased by net income of approximately $72,000 and provided by non-cash depreciation expense of approximately $501,000, stock based compensation of approximately $66,000 and partially offset by other net changes in asset and liability accounts of $212,000.

Net cash used in investing activities in 2011 totaled approximately $948,000 of which $1,001,000 related to bingo hall renovations and acquisition and settlement activities; partially offset by note receivable payments of approximately $53,000 on notes receivable. This compared to cash used in investing activities last year of a net $479,000 of which $532,000 represented capital expenditures mainly for bingo hall renovations, leasehold improvements and acquisitions partially offset by the collection of approximately $53,000 on notes receivable.

Cash used in financing activities in 2011 totaled approximately $32,000, compared to cash used in financing activities in 2010 of approximately $360,000.  In 2011, approximately $242,000 of cash was used for the payment of notes payable and was partially offset by approximately $210,000 provided by proceeds from a note payable.   In 2010, approximately $286,000 of cash was used for the payment of notes payable and $74,000 to repurchase stock.

At June 30, 2011, we had approximately $18,615,000 in total assets with total liabilities of approximately $5,255,000 and approximately $13,360,000 of shareholders’ equity.  Total assets include approximately $2,363,000 in cash, $461,000 of net accounts receivable, other current assets of $355,000, $7,417,000 of net property and equipment, $7,390,000 of intangible assets, $291,000 note related to the sale of PTE and $338,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $149,000, notes payable obligations of approximately $4,060,000 and accrued and related-party liabilities of $923,000 and $123,000 respectively.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at June 30, 2011 or 2010. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on August 1, 2011).
3.2
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

10.1*	2002 Stock Option Plan (incorporated by reference to Exhibit 1 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.2*	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.3*	2009 Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC in March 31, 2009).
31.1	Rule 31a-14(a) / 15d-14(a) Certifications, filed herewith.
32.1	Section 1350 Certifications, filed herewith.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
*	Denotes a management contract or compensatory plan or arrangement.
**
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Littlefield Corporation

August 12, 2011

By:

/s/  JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/  RICHARD S. CHILINSKI
Richard S. Chilinski
Chief Financial Officer