Form 10-Q
period 2011-09-30
LITTLEFIELD CORP
filed 2011-11-10
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011	Commission file number 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

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

On November 7, 2011, 17,324,439 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,194,241	$2,915,115
Accounts receivable, net of allowance for doubtful accounts of $22,200 and $22,200, respectively	353,413	524,755
Other current assets	310,631	218,046
Note receivable – current portion	75,000	75,000
Total Current Assets	2,933,285	3,732,916

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,500,499	7,259,822

Other Assets:
Goodwill	5,974,840	5,474,147
Intangible assets, net	1,378,601	939,990
Note receivable, net	189,576	268,463
Other non-current assets	317,817	290,163
Total Other Assets	7,860,834	6,972,763

TOTAL ASSETS	$18,294,618	$17,965,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$648,775	$563,105
Trade accounts payable	209,318	305,361
Accrued expenses	892,464	873,161
Total Current Liabilities	1,750,557	1,741,627

Long-term Liabilities:
Long term debt, net of current portion	3,255,734	2,891,445
Other liabilities, related party	117,606	110,352
Total Long-term Liabilities	3,373,340	3,001,797
Total Liabilities	5,123,897	4,743,424

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively, outstanding 17,324,439 shares and 17,324,439 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,305,950	31,214,949
Treasury stock – 1,492,967 and 1,492,967 shares, at cost	(1,422,355)	(1,422,355)
Accumulated deficit	(16,731,692)	(16,589,335)
Total Stockholders' Equity	13,170,721	13,222,077

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,294,618	$17,965,501

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2011	2010
REVENUES:
Entertainment	$2,201,979	$2,182,672
Other	21,400	19,417
TOTAL REVENUES	2,223,379	2,202,089

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	181,608	199,370
Rent and utilities	749,473	688,022
Other direct operating costs	432,049	515,242
Depreciation and amortization	234,626	202,005
License expense	14,089	12,288
TOTAL COSTS AND EXPENSES	1,611,845	1,616,927

GROSS MARGIN	611,534	585,162

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	324,124	285,980
Legal and accounting fees	229,798	152,586
Depreciation and amortization	20,743	20,116
Share-based compensation expense	25,468	25,317
Other general and administrative	184,290	168,670
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	784,423	652,669

OPERATING INCOME (LOSS)	(172,889)	(67,507)

OTHER INCOME AND EXPENSES:
Interest income	3,839	6,978
Interest expense	(40,715)	(44,643)
TOTAL OTHER INCOME AND EXPENSES	(36,876)	(37,665)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(209,765)	(105,172)

PROVISION FOR INCOME TAXES	4,860	26,119

INCOME (LOSS) FROM CONTINUING OPERATIONS	(214,625)	(131,291)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	---	---

NET INCOME (LOSS)	$(214,625)	$(131,291)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2011	2010
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00
Total	$(0.01)	$(0.01)

Diluted earnings (loss) per share
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00
Total	$(0.01)	$(0.01)

Weighted average shares outstanding – basic	17,324,439	17,874,540

Weighted average shares outstanding – diluted	17,324,439	17,874,540

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
REVENUES:
Entertainment	$7,206,466	$7,491,636
Other	65,732	57,887
TOTAL REVENUES	7,272,198	7,549,523

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	564,538	628,175
Rent and utilities	2,230,973	2,056,781
Other direct operating costs	1,364,638	1,398,763
Depreciation and amortization	695,391	586,795
License expense	63,446	73,061
TOTAL COSTS AND EXPENSES	4,918,986	4,743,575

GROSS MARGIN	2,353,212	2,805,948

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	1,013,158	974,295
Legal and accounting fees	545,398	560,311
Depreciation and amortization	60,650	58,091
Share-based compensation expense	91,002	77,348
Other general and administrative	640,647	517,241
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,350,855	2,187,286

ARBITRATION JUDGEMENT	---	(122,449)

OPERATING INCOME (LOSS)	2,357	496,213

OTHER INCOME AND EXPENSES:
Interest income	12,812	23,892
Interest expense	(113,438)	(136,910)
Other	(1,549)	(15,190)
TOTAL OTHER INCOME AND EXPENSES	(102,175)	(128,208)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(99,818)	368,005

PROVISION FOR INCOME TAXES	42,539	80,160

INCOME (LOSS) FROM CONTINUING OPERATIONS	(142,357)	287,845

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	---	---

NET INCOME (LOSS)	$(142,357)	$287,845

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$(0.01)	$0.02
Discontinued operations	0.00	0.00
Total	$(0.01)	$0.02

Diluted earnings (loss) per share
Continuing operations	$(0.01)	$0.02
Discontinued operations	0.00	0.00
Total	$(0.01)	$0.02

Weighted average shares outstanding – basic	17,324,439	17,890,661

Weighted average shares outstanding – diluted	17,324,439	18,317,710

Amounts may not add due to rounding.
See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(142,357)	$287,845
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	756,041	644,886
Stock-based compensation expense	91,002	77,348
(Gain) loss on disposals of equipment	1,549	25,347

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable, net	171,341	(3,778)
Other assets	(114,129)	(92,605)
Trade accounts payable	(96,043)	(69,210)
Accrued expenses and other current liabilities	26,557	(173,301)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	693,961	696,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(895,751)	(613,915)
Purchase of goodwill and intangibles	(409,752)	(164,218)
Proceeds from repayment of notes receivable, net	78,886	78,887
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,226,617)	(699,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(398,218)	(384,548)
Repurchase of common stock	---	(175,923)
Proceeds from note payable	210,000	375,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(188,218)	(185,471)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(720,874)	(188,185)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,915,115	3,734,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,194,241	$3,546,527

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2011		2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest		$113,438	$136,910

Income taxes		$68,098	$72,223

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan	$	---	$15,827

Issuance of treasury stock under employee stock purchase plan	$	---	$14,268

Purchase of property and equipment in exchange for note payable		$637,057	$126,900

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2011

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

The operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

NOTE 2 – MATERIAL ACQUISITIONS, REORGANIZATIONS AND OTHER TRANSACTIONS.

Generally speaking, the Securities and Exchange Commission sets forth guidelines which require a company to report as material certain acquisitions. The acquisitions discussed below do not necessarily meet this threshold; however, they are included in the interest of disclosure. The acquisitions were accounted for as a purchase. Unless otherwise noted, we funded the purchase price from existing cash balances. Our consolidated financial statements include the operating results from the date of acquisition. Unless otherwise noted, pro-forma results of operations have not been presented because the effects of those operations were not material. In accordance with FASB ASC 805, Business Combinations (FASB ASC 805), the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable assets, based on their respective estimated fair values at the date of acquisition.

The Company acquires bingo halls through its appropriately formed and licensed wholly-owned corporate subsidiaries in the states in which it operates.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2011

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

On December 20, 2010, the Company purchased a bingo hall in South Carolina.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Land	$760,467	$760,467
Buildings	3,563,222	3,557,423
Leasehold improvements	6,541,890	5,892,755
Equipment, furniture and fixtures	3,830,966	3,768,089
Automobiles	155,516	155,516
	14,852,061	14,134,250

Less: Accumulated depreciation and amortization	(7,351,562)	(6,874,428)

Property and equipment, net	$7,500,499	$7,259,822

Total depreciation expense, for owned and leased assets, charged to continuing operations for the nine months ended September 30, 2011 and 2010 was approximately $665,000 and $614,000 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2011

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS

Goodwill at September 30, 2011, was as follows:
	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2010	$6,669,963	$(1,195,816)	$5,474,147
Goodwill acquired during period	500,693	---	500,693
Goodwill at September 30, 2011	$7,170,656	$(1,195,816)	$5,974,840

Intangible assets at September 30, 2011, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2010	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at September 30, 2011	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2010	$392,500	(281,875)	$110,625
Change in covenants not to compete	530,000	(91,389)	438,611
Covenants not to compete at September 30, 2011	$922,500	(373,264)	$549,236
Intangible Assets, Net of Accumulated Amortization			$1,378,601

Amortization expense charged to operations for the nine months ended September 30, 2011 and 2010 was approximately $91,000 and $31,000 respectively. The increase in goodwill and covenants not to compete during 2011 resulted from two South Carolina bingo hall acquisitions and settlement described more fully in Note 11 – Commitments and Contingencies.

NOTE 5 - SHAREHOLDERS’ EQUITY

At September 30, 2011, the Company held 1,492,967 treasury shares at an average purchase cost of $0.95.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2011

NOTE 6 – SHARE BASED PAYMENTS

The Company recorded approximately $91,000 and $77,000 in compensation expense in the nine month periods ended September 30, 2011 and 2010, respectively, related to options issued under its stock-based incentive compensation plans.  This included expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options included the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  There were 437,500 and 37,500 options issued during the nine month periods ended September 30, 2011 and 2010, respectively. For options issued in 2011, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 3.5% and an expected life of 10 years.

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

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Nine months ended September 30,	2011	2011	2010	2010
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$(142,357)	$(142,357)	$287,845	$287,845
Denominator:
Weighted average shares outstanding	17,324,439	17,324,439	17,890,661	17,890,661
Effect of dilutive securities:
Stock options and warrants	---	---	---	427,049
Weighted average shares outstanding	17,324,439	17,324,439	17,890,661	18,317,710

Earnings (loss) per share	$ (0.01)	$ (0.01)	$0.02	$0.02

Stock options to acquire 764,918 and 122,833 shares for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive to a loss per share or the options were out of the money.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2011

NOTE 8 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods unchanged in accounting for its stock options.  At September 30, 2011, the Company has implemented five shareholder approved stock option plans.  These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended.  The plans collectively provide for the total issuance of 3,600,000 common shares over ten years from the date of each plan’s approval.  In addition, the plans allow for additional increases of 15% of the then outstanding shares.

Transactions under the stock option plans are summarized below. At September 30, 2011, a total of 2,009,910 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/10	1,572,410	$0.43
Granted	437,500	0.56
Exercised	---	---
Forfeited	--	---
Outstanding at 09/30/11	2,009,910	$0.46

The fair value of options granted during the nine month period ended September 30, 2011 was approximately $200,900; with 37,500 options vesting upon grant and 400,000 options vesting over four years subject to certain performance criteria.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2011 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $210,283 as of September 30, 2011, related to approximately 500,000 shares with a per share weighted average fair value of  $0.42. We anticipate this expense to be recognized over a weighted average period of approximately 3.0 years.

The following table summarizes information about options outstanding at September 30, 2011 under the Employee Stock Plan:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2011:	$1.26 - 1.34	16,500	4.6 years	$1.32	16,500	$1.32
	$0.00 - $1.25	1,993,410	7.1 years	$0.45	1,493,410	$0.43
	Total	2,009,910	7.0 years	$0.46	1,509,910	$0.44

	Aggregate intrinsic value	$197,610			$182,520

The weighted average remaining contractual life of options exercisable as of September 30, 2011 was 6.1 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2011

NOTE 9 – INCOME TAXES

The Company recorded approximately $43,000 and $80,000 of state income tax expense, respectively, for the nine months ended September 30, 2011 and 2010.  The Company does not expect to incur significant federal income tax charges until the utilization of its accumulated federal income tax loss carry-forwards, which totaled approximately $12,500,000 at December 31, 2010, and substantially begin expiring in the year 2018.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of September 30, 2011, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2006 through 2010 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 10 - RELATED PARTY TRANSACTIONS

During 2009, the Company renewed the employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $18,000 and $18,000 of deferred compensation in the nine months ended September 30, 2011 and 2010, respectively.

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
September 30, 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

Littlefield Corporation f/k/a/ American Bingo and Gaming v. Philip Furtney, Case No.: 2001 CA 4000, Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida.

This suit is no longer pending. Littlefield sought recovery from the estate of Philip Furtney [“Furtney”] for fraud and negligent misrepresentations.  This litigation arose from the 1995 acquisition of three Florida bingo centers by a predecessor, American Bingo & Gaming Corporation, from two corporations controlled by Furtney – Pondella Hall for Hire, Inc., [“Pondella”] and 800438 Ontario.

Several months after the acquisition of the three centers, the Florida Office of Statewide Prosecution obtained an indictment for alleged racketeering against two American Bingo subsidiaries that operated two of the centers and the Florida Attorney General brought a civil proceeding for racketeering against the same two subsidiaries and American Bingo.  The indictment and civil litigation were the result of an investigation that had been ongoing for over one year prior to American Bingo’s acquisition of the centers.

American Bingo alleged that Furtney was aware of the investigation and its serious nature, but did not disclose the investigation to American Bingo during the negotiations for the sale of the centers.  American Bingo alleged that even though Furtney was aware of the investigation, the acquisition agreements specifically and falsely stated that there were not any ongoing governmental investigations.  American Bingo won the dismissal of the civil action brought by the Attorney General, settled the criminal case brought by the Statewide Prosecutor, and sold its Florida centers as a condition of the settlement.  American Bingo suffered significant damages as a result of Furtney’s misconduct and sought to recover from his estate.

The resolution of this long pending matter was substantially delayed when Furtney, a citizen of Canada and part time resident of Mexico, avoided service of the Complaint for a number of years.  Littlefield was finally successful in serving Furtney when he was in the United States in 2005, to attend related litigation.   However, Furtney passed away in September 2007, several months before the scheduled trial date.  In the event a defendant dies following the commencement of litigation, the Florida Rules of Civil Procedure provides that a plaintiff may substitute the Defendant’s estate as the Defendant and continue to pursue the claim to judgment.  Furtney’s estate was substituted as the Defendant and Littlefield continued to pursue its claims for damages, including all sums paid in the acquisition of the three centers, all costs incurred by American Bingo in the litigation with the state of Florida, and the amount of judgments Littlefield was required to pay to Pondella and 800438 Ontario as a result of related litigation.

The case proceeded to trial on October 10, 2011.  At the close of Littlefield’s evidence, the trial judge dismissed the case.  Although a predecessor judge had denied previous efforts to dismiss Littlefield’s claims based on the doctrine of res judicata and collateral estoppel, the trial judge found that the claims were barred by the doctrine of res judicata and collateral estoppel as a result of the verdict in the 2005 litigation with Pondella and 800438 Ontario; he also found that the evidence was insufficient to establish that Furtney fraudulently induced American Bingo to enter to purchase the bingo centers.

Littlefield has vigorously pursued its claims against Furtney and has the right to appeal this result.  However, given the nature of the dismissal and based upon the advice of counsel, no appeal is planned.

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
September 30, 2011

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

In May 2011, the FASB updated FASB ASC 820 that resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In September 2011, the FASB updated FASB ASC 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The amendments are effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011.  We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2011

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

In addition, during the nine months ended September 30, 2011, the Company purchased acquisition assets in exchange for notes payable of approximately $637,000. The notes bear interest up to three percent and mature through January 2017.

NOTE 16 – SUBSEQUENT EVENTS

None

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The third quarter 2011 and year-to-date discussion in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

Third quarter 2011 compared to 2010

Results of operations

During the third quarter of 2011, which is historically a weaker seasonal period, the Company achieved its highest level of third quarter bingo revenue at approximately $2,220,000. Revenue rose 1% over last year. We incurred a loss from continuing operations of approximately $215,000 versus a loss of approximately $131,000 last year. Excluding the notable items discussed more fully under Income (loss) from continuing operations below, adjusted income from continuing operations was approximately $66,000 versus adjusted income of approximately $144,000 in the same prior year period.

Revenues

The following table sets forth the Company’s revenues from continuing operations for the quarters ended September 30, 2011 and 2010:

	Q3 2011	Q3 2010	Change	% Change
Total Revenues	$2,223,000	$2,202,000	$21,000	1%
Entertainment	2,202,000	2,183,000	19,000	1%
Texas	1,145,000	1,048,000	97,000	9%
South Carolina	731,000	779,000	(48,000)	(6%)
Alabama / Florida	326,000	356,000	(30,000)	(8%)
Other	$21,000	$19,000	$2,000	NM

During the third quarter of 2011, total revenues for the Company reached a record-setting level of third quarter bingo revenue. The third quarter is typically a weaker quarter due to seasonal weakness during the summer months. The revenue increase reflects the contribution of acquired halls in South Carolina and stronger performance in Texas which offset the effects of increased competition in two of our regional submarkets. Other revenue reflects ancillary revenue not included in Entertainment.

The contribution of Entertainment revenues by state were as follows:

	Q3 2011	Q3 2010	Change
Texas	52%	48%	4%
South Carolina	33%	36%	(3%)
Alabama / Florida	15%	16%	(1%)

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the quarters ended September 30, 2011 and 2010. Gross profit percent (gross profit as a percent of sales) increased to 27.5% from 26.6% in 2010.

	Q3 2011	Q3 2010	Change	% Change
Total Gross Profit	$612,000	$585,000	$27,000	5%
Entertainment	591,000	566,000	25,000	4%
Other	$21,000	$19,000	$2,000	NM

Overall, total costs and expenses were approximately even with the comparable prior year quarter.

Direct salaries and other compensation were down approximately $18,000 or 9% from the prior year mainly reflecting lower staff levels.

Rent and utilities in the third quarter 2011 increased approximately $61,000 or 9% from 2010, largely due to the addition of new halls. In 2011 and 2010, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840).  Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2011 and 2010, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in the third quarter 2011 declined approximately $83,000 or 16% from the prior year, mainly as a result of lower relocation expenses for certain new employees and controlled expenses.

Depreciation and amortization expense totaled approximately $255,000 ($235,000 Cost of Services plus $20,000 G&A) in 2011 versus $222,000 in the prior year with the increase mainly attributable to hall renovations including leasehold improvements and asset acquisitions.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $566,000 in Q3 2011, compared to approximately $491,000 in 2010. Corporate overhead approximated the same level as the prior year’s quarter except for costs to register certain shares and increased acquisition related expenses and occupancy costs. The Company was required to register certain shares issued in accordance with its 2008 private placement agreement; although these shares may not be sold until after December 31, 2012. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods.

The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q3 2011	Q3 2010
General and administrative expenses (GAAP basis)	$784,423	$652,669
Stock-based compensation	(25,468)	(25,317)
Noted legal expenses	(171,866)	(116,073)
Depreciation and amortization	(20,743)	(20,116)
	(218,077)	(161,506)
Corporate overhead (non-GAAP basis)	$566,346	$491,163

Other income and expense was an expense of approximately $37,000 for 2011, compared to approximately $38,000 in 2010.

Our income tax expense for 2011 was approximately $5,000 compared to $26,000 in 2010, all of which is related to the expected annual effective tax rate for state income taxes.  As of December 31, 2010, the Company had a net operating loss available for carryover on its federal income taxes of approximately $12,500,000.

Income (loss) from continuing operations

During the third quarter of 2011, the Company’s loss from continuing operations was approximately $215,000 versus a loss of approximately $131,000 in the prior year; ($0.01) loss per basic share and a loss of ($0.01) per fully diluted share in Q3 2011 and ($0.01) loss per basic share and a loss of ($0.01) per fully diluted share in Q3 2010. The weighted average number of basic common shares outstanding totaled 17,324,439 in 2011 compared to 17,874,540 in 2010.  The decrease in shares outstanding reflects shares repurchased under last year’s share repurchase program.

The Q3 2011 results include approximately $280,000 of notable items:

•	$172,000 of legal expense for South Carolina, Texas and its Furtney litigation (which was concluded at trial in October 2011),

•	$83,000 of expense associated with the start-up of new halls and re-openings at halls in Texas and

•	$25,000 for non-cash stock-based compensation.

The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees are expected to be more manageable with the conclusion of the Furtney case and other litigation.

The Q3 2010 results include approximately $275,000 of notable items:  $116,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $134,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, and $25,000 for non-cash stock-based compensation.

Adjusted for the noted items above, the adjusted income from continuing operations during the third quarter of 2011 was approximately $66,000 and basic earnings per share were $0.00 per share in 2011 versus an adjusted income of approximately $144,000 and basic earnings per share of $0.01 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods. The following table reconciles income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	Q3 2011	Q3 2010
Income (loss) from continuing operations (GAAP basis)	$(214,625)	$(131,291)
Hall start-up activities	83,083	133,765
Stock-based compensation	25,468	25,317
Noted legal expenses	171,866	116,073
	280,417	275,155
Income (loss) excluding noted items (non-GAAP basis)	$65,792	$143,864

Nine months to date 2011 compared to 2010

During the nine months ended September 30, 2011, revenue from continuing operations was approximately $7,272,000, a 4% decrease from last year’s record level. The Company posted an approximate loss from continuing operations of $142,000 versus income from continuing operations of approximately $288,000 last year. Excluding the notable items discussed more fully under Income (loss) from continuing operations below, adjusted income from continuing operations was approximately $663,000 versus $1,289,000 in the prior year period.

Revenues

The following table sets forth the Company’s revenues from continuing operations for the nine months ended September 30, 2011 and 2010:

	2011	2010	Change		% Change
Total Revenues	$7,272,000	$7,550,000	$	(278,000)	(4%)
Entertainment	7,206,000	7,492,000		(286,000)	(4%)
Texas	3,557,000	3,555,000		2,000	0%
South Carolina	2,519,000	2,829,000		(310,000)	(11%)
Alabama / Florida	1,130,000	1,108,000		22,000	2%
Other	$66,000	$58,000		$8,000	NM

During the first nine months of 2011, total revenues declined 4% from a record level of revenue in 2010. The 4% decrease in Entertainment revenue mainly reflects increased competition in two of our regional submarkets. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

The contribution of Entertainment revenues by state were as follows:

	2011	2010	Change
Texas	49%	47%	2%
South Carolina	35%	38%	(3%)
Alabama / Florida	16%	15%	1%

Gross profit and Costs and Expenses

The table below summarizes the Company’s gross profit from continuing operations for the nine months ended September 30, 2011 and 2010. Gross profit percent (gross profit as a percent of sales) decreased to 32% from 37% in 2010.

	2011	2010	Change		% Change
Total Gross Profit	$2,353,000	$2,806,000	$	(453,000)	(16%)
Entertainment	2,287,000	2,748,000	$	(461,000)	(17%)
Other	$66,000	$58,000		$8,000	NM

Overall, total cost of services increased 4% from the comparable nine-month prior year period mainly as a result of operating more halls and hall renovations.

Direct salaries and other compensation decreased approximately $64,000 or 10% from reduced staff levels.

Rent and utilities in 2011 increased approximately $174,000 or 8% from 2010, largely due operating more properties. In 2011 and 2010, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2011 and 2010, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2011 decreased approximately $34,000 or 2% from the prior year.

Depreciation and amortization expense totaled approximately $756,000 ($695,000 Cost of Services plus $61,000 G&A) in 2011 versus $645,000 in the prior year. The increase in depreciation mainly relates to capital spending incurred for bingo hall renovations, including leasehold improvements and acquired assets.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $1,808,000 in 2011, compared to approximately $1,616,000 in 2010, an increase of approximately $192,000. The increase is mainly related to additional acquisition related staffing, investor relations programs and costs to register certain shares. The Company was required to register certain shares issued in accordance with its 2008 private placement agreement; although these shares may not be sold until after December 31, 2012. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q3 YTD 2011	Q3 YTD 2010
General and administrative expenses (GAAP basis)	$2,350,855	$2,187,286
Stock-based compensation	(91,002)	(77,348)
Noted legal expenses	(390,791)	(435,805)
Depreciation and amortization	(60,650)	(58,091)
Corporate overhead (non-GAAP basis)	$1,808,412	$1,616,042

Other income and expense was an expense of approximately $102,000 for 2011, compared to approximately $128,000 in 2010, reflecting lower interest expense from debt refinancings in 2010.

Our income tax expense for 2011 was approximately $43,000 compared to $80,000 in 2010, all of which is related to the expected annual effective tax rate for state income taxes.  As of December 31, 2010, the Company had a net operating loss available for carryover on its federal income taxes of approximately $12,500,000.

Income (loss) from continuing operations

During the first nine months of 2011, the Company incurred a loss from continuing operations of approximately $142,000, a loss of ($0.01) per basic share and ($0.01) per fully diluted share. During the first nine months of 2010, income from continuing operations was approximately $288,000, $0.02 per basic share and $0.02 per fully diluted share.  The weighted average number of basic common shares outstanding totaled 17,324,439 in 2011 compared to 17,890,661 in 2010.  The decrease in shares outstanding resulted from last year’s share repurchase program.

The Q3 2011 YTD results include approximately $805,000 of notable items:
•	$391,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation,
•	$321,000 of expense associated with the start-up of new halls and re-openings at halls in Texas,
•	$2,000 other asset disposals and $91,000 for non-cash stock-based compensation.

The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees are expected be more manageable with the resolution of the Furtney case.

The Q3 2010 YTD results include approximately $1,001,000 of notable items:  $436,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation, $351,000 of expense associated with the start-up of new halls and re-openings at halls in Texas, a $122,000 arbitration judgment, $15,000 other asset disposals and $77,000 for non-cash stock-based compensation.

Adjusted for the noted items above, the adjusted income from continuing operations during the first nine months of 2011 was approximately $663,000 and basic earnings per share were $0.04 per share in 2011 versus an adjusted income of approximately $1,289,000 and basic earnings per share of $0.07 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods.

The following table reconciles income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	2011	2010
Income (loss) from continuing operations (GAAP basis)	$(142,357)	$287,845
Hall start-up activities	322,095	350,687
Stock-based compensation	91,002	77,348
Noted legal expenses	390,791	435,805
Arbitration judgment	---	122,449
Asset disposals	1,549	15,190
Income (loss) excluding noted items (non-GAAP basis)	$663,080	$1,289,324

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2011, totaled approximately $2,194,000 and represented 12% of total assets of approximately $18,295,000.  Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition or which are readily convertible to cash without penalty. Current assets totaled approximately $2,933,000. Current liabilities totaled $1,751,000. Working capital was approximately $1,182,000 with a current ratio of 1.7 to 1 compared to approximately 2.1 to 1 at December 31, 2010.

Cash provided by operating activities for the nine months ended September 30, 2011 totaled approximately $694,000 compared to cash provided of $697,000 during 2010. Cash flows from operating activities in 2011 were decreased by a net loss of approximately $142,000 and provided by non-cash depreciation expense of approximately $756,000, stock based compensation of approximately $91,000 and partially offset by the net of the disposal of equipment and other net changes in asset and liability accounts of $11,000.

Net cash used in investing activities totaled approximately $1,227,000 during 2011 compared to approximately $699,000 during 2010. In 2011, approximately $1,306,000 was used for bingo hall renovations and acquisition and settlement activities; partially offset by note receivable payments of approximately $79,000 on notes receivable. During 2010, approximately $778,000 was used for capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of a hall in South Carolina, partially offset by the collection of approximately $79,000 of notes receivable.

Cash used in financing activities in 2011 totaled approximately $188,000, compared to net cash used in financing activities in 2010 of approximately $185,000.  In 2011, approximately $398,000 of cash was used for the payment of notes payable; this was partially offset by $210,000 provided by proceeds from a note payable. In addition, the Company expects to refinance a $0.8 million loan payable due April 2012 during the fourth quarter of 2011.  During the first nine months of 2010, approximately $384,000 of cash was used for the payment of notes payable and $176,000 to repurchase stock; these were partially offset by a $375,000 advance on a new term loan.

At September 30, 2011, we had approximately $18,295,000 in total assets with total liabilities of approximately $5,124,000 and approximately $13,171,000 of shareholders’ equity.  Total assets include approximately $2,194,000 in cash, $353,000 of net accounts receivable, other current assets of $386,000, $7,501,000 of net property and equipment, $7,353,000 of intangible assets, $190,000 long-term note related to the sale of PTE and $318,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $209,000, notes payable obligations of approximately $3,905,000 and accrued and related-party liabilities of $892,000 and $118,000 respectively.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at September 30, 2011 or 2010. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 10, 2011

By:

/s/  JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/  RICHARD S. CHILINSKI
Richard S. Chilinski
Chief Financial Officer