Form 10-K
period 2011-12-31
LITTLEFIELD CORP
filed 2012-03-27
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011	Commission File No. 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	74-2723809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 N. Lamar Blvd.
Austin, Texas 78705
(Address of principal executive offices)

Registrant's telephone number:     512-476-5141

Securities registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2011, was $3,890,735 based upon the last sales price reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant as of June 30, 2011 have been excluded in that such persons may be deemed affiliates. This determination is not necessarily conclusive.

        At the close of business on March 2, 2012 registrant had outstanding 17,337,901 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant for its Annual Meeting of Stockholders to be held on May 16, 2012 (the “Proxy Statement”).

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

PART I

ITEM 1 – BUSINESS

Littlefield Corporation is a holding company incorporated in Delaware in 1994. Its businesses develop, own and operate charitable bingo halls with solely domestic U.S. operations in Texas, Alabama, Florida and South Carolina; collectively these are referred to as “Littlefield Entertainment”. As of January 2012, the Company operated 38 charitable bingo halls.

CURRENT YEAR EVENTS:

In 2011, we continued to execute our growth strategy despite a slow economy. The Company achieved revenue from continuing operations of $9.43 million, within 2% of its prior annual record level of bingo revenue achieved last year. The revenue decline was mainly attributable to two regional submarkets – one within the state of Texas and South Carolina. Gross margin was 30% of revenue compared to 34% of revenue in the prior year.

Growth and expansion

We completed three acquisitions of bingo halls in January, June and November 2011.

During 2011, certain Texas start-up halls had a measurable unfavorable impact on earnings of $0.4 million. In January 2011, we reached a settlement affecting one of these halls. This settlement will impact the Company by reducing future legal expenses, improving returns and leaves us with a stronger position in the local nighttime bingo market.

Legal matters

The Company’s 2011 results include approximately $654,000 of legal expense for South Carolina, Texas and its Furtney litigation to resolve certain legal matters and respond to certain regulatory changes. As noted above we resolved a case in Texas. In addition we concluded the litigation with Furtney. As a result these expenses should be more manageable in the future.

The legal matters are discussed more thoroughly in Item 3 – Legal Proceedings and in Note 13 of the Company’s Consolidated Financial Statements.

Special charges

For 2011, the Company recorded an asset impairment charge of approximately $389,000 reflecting the write-down of the carrying value of goodwill and certain other intangibles associated with closing two bingo halls whose leases expired in accordance with the terms of those leases.  This was a non-cash cost.

Net income

Including the approximately $1.4 million of noted items above, the Company posted a net loss of approximately $954,000 or a net loss of $0.06 per share compared to a net loss of approximately $209,000 or a net loss of $0.01 per share in the prior year.

PRINCIPAL BUSINESS AND MARKETS

LITTLEFIELD ENTERTAINMENT.  Our business is the management of charitable bingo halls.  We might be called a “commercial lessor”, “charitable bingo lessor”, “bingo conductor” or “bingo promoter” depending upon the jurisdiction in which we are operating.

“Littlefield Entertainment” owns and operates 38 charitable bingo halls.  Of these 38 bingo halls, thirteen (13) are in Texas (Austin-1, Abilene-1, Amarillo-3, McAllen-3, Odessa-1, Midland-1, San Angelo-2 and San Antonio-1), three (3) are in Alabama (Montgomery-2 and Mobile-1),  twenty-one (21) are in South Carolina (Charleston-5, Georgetown-1, Goose Creek-2, Conway-1, Warrenville-1, Greer-4, Sumter-1, Columbia metro-6) and one (1) is in Florida.

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

Since 2008, the Company has invested approximately $3.8 million in the acquisition of bingo halls. These acquisitions included a net addition of thirteen halls. Subsequent to purchasing these halls, the Company has made certain capital expenditures and leasehold improvements to improve the operating environment and has applied its expertise to the extent allowed by the respective regulations in the jurisdiction of each hall. The average rate of return of these acquired halls collectively has been approximately 27%.

In 2011, our charitable bingo halls raised approximately $2,685,000 in charitable funding for those charities that operate in our bingo halls.  We helped raise $630,000 for charities in South Carolina, $425,000 for charities in Alabama, $65,000 in Florida and $1,565,000 for charities in Texas.  Over the last ten years, our Company has helped raise over $34.6 million for charity.

Competition

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

Regulation

In 2011, we operated in Texas, Alabama, Florida and South Carolina, and each state regulates charitable bingo as authorized by its statutes.

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

Employees

As of the report date, we had approximately thirty two (32) employees and six (6) directors, of which one is a full time employee.  Of the current employment level, twenty (20) are with Littlefield Entertainment and twelve (12) are at corporate headquarters in Austin, Texas. Littlefield Entertainment consists of thirteen (13) full time employees and seven (7) part time employees.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

Our principal executive offices, which we own, are located at 2501 North Lamar Boulevard, Austin, Texas 78705. We lease space for the majority of our bingo operations in Texas, Alabama, South Carolina and Florida and in turn sublease the bingo centers to various charities.  Some of our leases require real estate taxes, insurance, common area maintenance and repair expenses to be paid in addition to rent.  We own four bingo centers.  We believe the condition of our leased and owned properties is good.  No single property, leased or owned, amounts to 10% or more of our total assets.

State	City	Location Purpose	Location Name	Status
Alabama	Mobile	Bingo Hall	Bingo Haven	Operating
	Montgomery	Bingo Hall	Winners	Operating
	Montgomery	Bingo Hall	Good Times	Operating
South Carolina	Charleston	(2) Bingo Halls (B&C)	Beacon	Operating
	Charleston	(2) Bingo Halls (B&C)	Lucky, Goldstrike	Operating
	Charleston	(1) Bingo Halls (C)	Evanston	Operating
	Columbia metro	(6) Bingo Halls (B&C)	Mr. Bingo (2), Westside, St. Andrews, Carolina, Cayce	Operating
	Sumter	(1) Bingo Hall (C)	Main Spot	Operating
	Georgetown	Bingo Hall	By George! Bingo	Operating
	Greer / Greenville	(4) Bingo Halls	Mr. Bingo, Greer, Piedmont, Surfside	Operating
	Conway	Bingo Hall	Mill Pond Bingo	Operating
	Warrenville	Bingo Hall	Mr. Bingo Valley	Operating
	Goose Creek	(2) Bingo Halls	Galley Hall, B&L	Operating

Texas	Abilene	Bingo Hall	Ambler Bingo	Operating
	Amarillo	Bingo Hall	High Plains Bingo	Operating
	Amarillo	Bingo Hall	Goldstar Bingo	Operating
	Amarillo	Bingo Hall	Grandview	Operating
	Austin	Corporate Headquarters	Corporate Hdqtrs	Occupied
	Austin	Bingo Hall	American	Operating
	McAllen	Bingo Hall	Americana	Operating
	McAllen/San Juan	Bingo Hall	Triple City Bingo	Operating
	McAllen	Bingo Hall	El Bingo Grande	Operating
	Midland	Bingo Hall	Bingo Barn	Operating
	Odessa	Bingo Hall	Odessa Bingo	Operating
	San Antonio	Bingo Hall	Blanco Bingo	Operating
	San Angelo	Bingo Hall	San Angelo Bingo I	Operating
	San Angelo	Bingo Hall	San Angelo Bingo II	Operating
Florida	Pensacola	Bingo Hall	Town & Country	Operating

ITEM 3 – LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 13 to the Consolidated Financial Statements set forth on pages F-23 to F-24 hereof.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol "LTFD". The following table shows the range of reported high and low closing prices for our common stock for the periods indicated as reported on a daily basis by the OTC Bulletin Board.

2011:	High	Low	2010:	High	Low
First Quarter	$0.75	$0.55	First Quarter	$0.73	$0.68
Second Quarter	$0.75	$0.54	Second Quarter	$0.85	$0.68
Third Quarter	$0.70	$0.50	Third Quarter	$0.82	$0.68
Fourth Quarter	$0.55	$0.38	Fourth Quarter	$0.80	$0.55

Security Holders

As of March 2, 2012, our common stock was held by approximately 600 beneficial shareholders.

Dividends

We have not paid, and currently have no intention to pay, any cash dividends on our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,022,410	$0.46	0
Equity compensation plans not approved by security holders	NA	NA	NA
Total	2,022,410	$0.46	0

Forfeited options become available for future issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

During 2010, we had a share repurchase program that authorized us to purchase shares of common stock up to $500,000 in order to increase shareholder value and manage dilution resulting from shares issued under equity compensation plans. No shares were repurchased during 2011. During 2010, 694,008 shares were repurchased at an average price paid per share of $0.70.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion of results for 2011 and 2010 in this report focuses on the Company’s results of continuing operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

In April 2009, the Company disposed of Premiere Tents & Events (PTE) event rental business thereby strategically aligning its focus on its Entertainment business. The disposition of PTE was the final transaction in the disposition of the Company’s Hospitality segment which had included units engaged in catering and party rentals.

Results of Operations

During 2011, the Company achieved approximately $9,435,000 of revenue from continuing operations, down 2% from last year’s record level. The Company posted a consolidated net loss from continuing operations of approximately $954,000 versus a loss from continuing operations of approximately $193,000 in the prior year. Excluding the notable items discussed more fully under Income (Loss) from Continuing Operations below, income from continuing operations was approximately $591,000, down approximately $583,000 from the prior year period.

During 2010, the Company achieved a record level of revenue from continuing operations, which increased to approximately $9,635,000, and the Company posted a consolidated net loss from continuing operations of approximately $193,000 versus a loss from continuing operations of approximately $57,000 in the prior year. Excluding the notable items discussed more fully under Income (Loss) from Continuing Operations below, income from continuing operations was approximately $1,173,000, down approximately $350,000 from the prior year period.

Revenues

The following table sets forth the Company’s revenues from continuing operations for the twelve months ended December 31, 2011 and 2010:

	2011	2010	Change	% Change
Total Revenues	$9,435,000	$9,635,000	$(200,000)	(2%)
Entertainment	9,312,000	9,558,000	$(246,000)	(3%)
Texas	4,637,000	4,643,000	(6,000)	(0%)
South Carolina	3,245,000	3,450,000	$(205,000)	(6%)
Alabama / Florida	1,430,000	1,465,000	$(35,000)	(2%)
Other	$123,000	$77,000	$46,000	NM

During 2011, revenues from continuing operations decreased approximately $200,000 or 2% from 2010. Entertainment revenue decreased approximately $246,000 reflecting lower revenues particularly from two submarkets in South Carolina and Texas. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

Entertainment revenues by state were as follows:

	2011	2010	Change
Texas	50%	49%	1%
South Carolina	35%	36%	(1%)
Alabama / Florida	15%	15%	0%

Gross Margin and Costs and Expenses

The table below summarizes the Company’s gross margin from continuing operations for the twelve months ended December 31, 2011 and 2010. Gross margin percent (gross margin as a percent of sales) decreased to 30% from 34% in 2010.

	2011	2010	Change	% Change
Total Gross Margin	$2,810,000	$3,252,000	$(442,000)	(14%)
Entertainment	2,687,000	3,175,000	(488,000)	(15%)
Other	$123,000	$77,000	$46,000	NM

Overall, total direct costs and expenses increased 4% from the comparable twelve-month prior year period mainly as a result of operating more halls and higher depreciation and amortization related to hall renovations and acquired assets.

Direct salaries and other compensation decreased approximately $51,000 or 6% mainly as a result of eliminating underperforming concessions operations.

Rent and utilities in 2011 increased approximately $229,000 or 8% from 2010, largely due to operating more properties. In 2011 and 2010, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2011 and 2010, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2011 declined approximately $95,000 or 5% from the prior year, mainly reflecting the elimination of costs associated with closed underperforming concessions operations at certain halls.

Depreciation and amortization expense totaled approximately $1,033,000 ($952,000 Cost of Services plus $81,000 G&A) in 2011 versus $868,000 in the prior year. The increase in depreciation and amortization mainly relates to capital spending incurred for bingo hall renovations, including leasehold improvements and acquired assets.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted other and legal expenses and stock-based compensation. Corporate overhead totaled approximately $2,355,000 in 2011, compared to approximately $2,267,000 in 2010. The increase of approximately $88,000 mainly related to additional acquisition related staffing, investor relations programs and costs to register certain shares. The Company was required to register certain shares issued in accordance with its 2008 private placement agreement; although these shares may not be sold until after December 31, 2012. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods.

The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	2011	2010
General and administrative expenses (GAAP basis)	$3,189,991	$3,075,003
Stock-based compensation	(99,381)	(103,078)
Noted legal expenses	(654,189)	(625,081)
Depreciation and amortization	(81,610)	(79,675)
Corporate overhead (non-GAAP basis)	$2,354,811	$2,267,169

Other income and expense was an expense of approximately $137,000 for 2011, compared to approximately $172,000 in 2010. The difference mainly stems from lower interest expense from debt refinancing in 2010.

During 2011, in accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350) and FASB ASC 360, Property, Plant and Equipment (FASB ASC 360), the Company wrote down the carrying value of goodwill in the amount of $316,309 and leasehold improvements in the amount of $72,433.  The asset impairment charge stems from the Company’s normal annual review of goodwill and other intangible assets in light of actual financial performance, changed economic conditions and certain bingo hall closures in the fourth quarter.

Our income tax expense for 2011 was approximately $48,000 compared to $75,000 in 2010, all of which is related to the expected effective tax rate for state income taxes. As of December 31, 2011, the Company had a net operating loss available for carryover on its federal income taxes of approximately $13,800,000.

Income (Loss) from Continuing Operations

During 2011, income (loss) from continuing operations was a loss of approximately $954,000, a loss of ($0.06) per basic share and a loss of ($0.06) per fully diluted share. During 2010, income (loss) from continuing operations was a loss of approximately $193,000, a loss of ($0.01) per basic share and a loss of ($0.01) per fully diluted share. The weighted average number of basic common shares outstanding totaled 17,324,586 in 2011, compared to 17,815,114 in 2010.  The decrease in shares outstanding resulted from last year’s share repurchase program.

Full year 2011 income (loss) from continuing operations include approximately $1,544,000 of notable items:
•	$654,000 of legal expense for South Carolina, Texas and its Furtney litigation,
•	$401,000 of expense associated with the start-up of halls in Texas,
•	$389,000 of asset impairment charges,
•	$99,000 for non-cash stock-based compensation, and $1,000 for other asset disposals.

The Company continues to reduce the negative impact of the Texas start-up operations. Its legal fees are expected be more manageable with the resolution of the case in Texas reported in the first quarter of 2011 and the Furtney case in October 2011.

Full year 2010 income (loss) from continuing operations include approximately $1,367,000 of notable items:

•	$625,000 of legal expense for South Carolina, Texas and its Furtney litigation,
•	$502,000 of expense associated with the start-up of halls in Texas,
•	$122,000 arbitration judgment,
•	$103,000 for non-cash stock-based compensation, and
•	$15,000 for other asset disposals.

Adjusted for the noted items above, the adjusted income from continuing operations during 2011 was approximately $591,000 and basic earnings per share were $0.03 per share versus an adjusted income from continuing operations of approximately $1,173,000 and basic earnings per share of $0.07 last year. Our management uses adjusted income (loss) from continuing operations to measure performance consistently over different financial periods.

The following table reconciles operating income (loss) from continuing operations under GAAP to our adjusted income (loss) from continuing operations measure.

Income (loss) from continuing operations	2011	2010
Income (loss) (GAAP basis)	$(953,763)	$(193,306)
Hall start-up activities	400,502	500,810
Stock-based compensation	99,381	103,078
Noted legal expenses	654,189	625,081
Asset impairment charges	388,742	---
Arbitration judgment	---	122,449
Asset disposals	1,459	15,190
Income (loss) excluding noted items (non-GAAP basis)	$590,510	$1,173,302

Net Income (Loss)

During 2011, we incurred a net loss of approximately $954,000, a loss of ($0.06) per basic share and a loss of ($0.06) per fully diluted share. In 2010, we incurred a net loss of approximately $209,000; a loss of ($0.01) per basic share and a loss of ($0.01) per fully diluted share; 2010 included a $15,251 loss from discontinued operations.  The weighted average number of basic common shares outstanding totaled 17,324,586 in 2011 compared to 17,815,114 in 2010.  The decrease in shares outstanding resulted from last year’s share repurchase program.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2011, totaled approximately $1,651,000 and represented 9% of total assets of approximately $17,600,000.  Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition or which are readily convertible to cash without penalty. Current assets totaled approximately $2,508,000 at December 31, 2011. Current liabilities totaled $1,824,000. Working capital was approximately $684,000 with a current ratio of 1.4 to 1 compared to approximately 2.1 to 1 at December 31, 2010.

The Company has payments on notes payable coming due in the next twenty four months amounting to $525,939 in 2012 and $547,100 in 2013, which the Company plans to refinance. The Company has received a commitment letter from a commercial bank to consolidate and refinance two notes totaling approximately $795,000 which mature in August 2012 and as a result has classified these notes as non-current notes payable.

Debt/Lease Schedule	12 months 2012	24 Months 2013	36 Months 2014	48 Months 2015	60 Months 2016	Thereafter	Totals
Notes Payable	$525,939	$547,100	$478,712	$365,124	$277,013	$1,600,694	$3,794,582
Operating Leases	$2,266,610	$1,956,408	$1,433,377	$1,037,770	$659,839	$569,734	$7,923,738
Total Obligations	$2,792,549	$2,503,508	$1,912,089	$1,402,894	$936,852	$2,170,428	$11,718,320

Cash provided by operating activities during 2011 totaled approximately $688,000 compared to cash provided of $717,000 during 2010. Cash flows from operating activities in 2011 were decreased by a net loss of approximately $954,000 and provided by non-cash depreciation expense of approximately $1,033,000, stock based compensation of approximately $99,000, asset impairment charge of approximately $389,000, loss on disposal of approximately $21,000 and other net changes in asset and liability accounts of approximately $100,000. Cash flows from operating activities in 2010 were decreased by a net loss of approximately $209,000 and provided by non-cash depreciation expense of approximately $868,000, stock based compensation of approximately $103,000 and loss on disposal of approximately $44,000 partially offset by other net changes in asset and liability accounts of $89,000.

Net cash used in investing activities totaled approximately $1,459,000 for 2011 compared to net cash used in investing activities of approximately $1,102,000 for 2010. For 2011, net cash used in investing activities totaled approximately $1,564,000 for net capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of  halls in South Carolina; these were partially offset by an approximately $105,000 reduction in notes receivable associated with the prior sale of the event rental business unit. For 2010, net cash used in investing activities totaled approximately $1,207,000 for net capital expenditures mainly for bingo hall renovations, leasehold improvements and the acquisition of  halls in South Carolina; these were partially offset by an approximately $105,000 reduction in notes receivable associated with the prior sale of the event rental business unit.

Cash used in financing activities during 2011 totaled approximately $493,000 compared to net cash used in financing activities in 2010 of approximately $434,000. During 2011, approximately $703,000 was used for the payment of notes payable and legal settlement obligations and these were partially offset by proceeds from notes payable of $210,000. In 2010, approximately $491,000 was used for the payment of notes payable and legal settlement obligations and $483,000 was used to repurchase common stock; these were partially offset by proceeds from notes payable of $540,000.

At December 31, 2011, we had approximately $17,600,000 in total assets with total liabilities of approximately $5,223,000 and approximately $12,377,000 of shareholders’ equity.  Total assets include approximately $1,651,000 in cash, $548,000 of net accounts receivable, other current assets of $309,000, $7,299,000 of net property and equipment, $7,314,000 of intangible assets, $163,000 for a note related to the sale of the event rental business and $316,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $251,000 and notes payable obligations of approximately $3,795,000 and accrued and related-party liabilities of $1,047,000 and $130,000 respectively.

In 2012, we plan to continue to use our cash generated from operations to make leasehold improvements and renovations in our bingo operations.  We also plan to use advantageous combinations of bank financing, seller financing, stock, and cash on hand to acquire or develop new bingo halls when favorable terms can be obtained.

Financial Risk Management

Off-Balance Sheet Arrangements. We have no off-balance sheet debt.

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at December 31, 2011 or 2010. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

Recently Issued Accounting Pronouncements

See Note 1 – Background and Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements in the Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Response to this item is included in Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Market Risk, above, and Item 8 – Note 13 to Consolidated Financial Statements – Concentration of Credit Risk.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 to F-26 hereof.

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

Management assessed our internal control over financial reporting as of December 31, 2011, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission’s Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 16, 2012, which proxy statement will be filed with the Securities and Exchange Commission no later than April 16, 2012, is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 16, 2012, which proxy statement will be filed with the Securities and Exchange Commission no later than April 16, 2012, is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 16, 2012, which proxy statement will be filed with the Securities and Exchange Commission no later than April 16, 2012, is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this item, the information included in our proxy statement for the annual meeting of stockholders to be held on May 16, 2012, which proxy statement will be filed with the Securities and Exchange Commission no later than April 16, 2012, is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees recorded or billed to the Company by Padgett Stratemann & Co. LLP for the audit of Littlefield Corporation and Subsidiaries’ annual financial statements included in the Form 10-K and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2011 and 2010 totaled approximately $74,000 and $73,000 respectively. In addition, approximately $6,000 was incurred in 2011 and $2,000 in 2010 for other services mainly in conjunction with acquisition related activity.

Tax Fees

The aggregate fees recorded or billed to the Company by Padgett Stratemann & Co. LLP for services rendered to the Company during the fiscal years ended December 31, 2011 and 2010, for tax compliance, tax research or tax planning was $40,000 and $40,000 respectively.

It is the audit committee’s policy to pre-approve all services provided by Padgett Stratemann & Co. LLP. All services provided by Padgett Stratemann & Co. LLP during the years ended December 31, 2011 and 2010, were pre-approved by the audit committee.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed with Report

1. Financial Statements.

2. Financial Statement Schedules.

         None

3. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Company on August 1, 2011).
3.2
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-QSB filed by the Company on November 15, 1999, for the quarter ended September 30, 1999).

10.1	2002 Stock Option Plan (incorporated by reference to Exhibit 1 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.2	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on March 22, 2002).
10.3	2009 Employment Agreement between the Company and Jeffrey L. Minch (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009).
10.4*	2012 Employment Agreement between the Company and Jeffrey L. Minch.
21.1*	Subsidiaries of the Registrant.
31.1*	Rule 31a-14(a) / 15d-14(a) Certifications.
32.1*	Section 1350 Certifications.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
*	Filed herewith. Those items listed above but not filed herewith are incorporated by reference.
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

Dated:   March 26, 2012

LITTLEFIELD CORPORATION
(Registrant)

By:  /s/ Jeffrey L Minch
Jeffrey L. Minch
President and CEO (Principal Executive Officer)

By:  /s/ Richard S Chilinski
Richard S. Chilinski
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Jeffrey L Minch	President, Chief Executive Officer and Director	March 26, 2012
Jeffrey L. Minch
/s/Michael L Wilfley	Chairman of the Board	March 26, 2012
Michael L. Wilfley
/s/Charles M Gillman	Director	March 26, 2012
Charles M. Gillman
/s/James P Roberts, II	Director	March 26, 2012
James P. Roberts, II
/s/Alfred T Stanley	Director	March 26, 2012
Alfred T. Stanley

/s/Carlton R Williams	Director	March 26, 2012
Carlton R. Williams

LITTLEFIELD CORPORATION

DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of Littlefield Corporation

We have audited the accompanying consolidated balance sheets of Littlefield Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Littlefield Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas

March 26, 2012

Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$1,650,634	$2,915,115
Accounts receivable, net of allowance for doubtful accounts of $22,200 and $22,200, respectively	548,338	524,755
Other current assets	233,984	218,046
Note receivable – current portion	75,000	75,000
Total Current Assets	2,507,956	3,732,916

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,299,125	7,259,822

Other Assets:
Goodwill	5,921,890	5,474,147
Intangible assets, net	1,392,351	939,990
Note receivable, net	163,290	268,463
Other non-current assets	315,004	290,163
Total Other Assets	7,792,535	6,972,763

TOTAL ASSETS	$17,599,616	$17,965,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$525,939	$563,105
Trade accounts payable	250,893	305,361
Accrued expenses	1,046,904	873,161
Total Current Liabilities	1,823,736	1,741,627

Long-term Liabilities:
Long term debt, net of current portion	3,268,643	2,891,445
Other liabilities, related party	130,224	110,352
Total Long-term Liabilities	3,398,867	3,001,797
Total Liabilities	5,222,603	4,743,424

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively, outstanding 17,337,901 shares and 17,324,439 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,310,859	31,214,949
Treasury stock – 1,479,505 and 1,492,967 shares, at cost	(1,409,566)	(1,422,355)
Accumulated deficit	(17,543,098)	(16,589,335)
Total Stockholders' Equity	12,377,013	13,222,077

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,599,616	$17,965,501

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011		2010
REVENUES:
Entertainment		$9,311,398		$9,558,081
Other		123,174		77,229
TOTAL REVENUES		9,434,572		9,635,310

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation		792,295		843,074
Rent and utilities		2,974,965		2,745,637
Other direct operating costs		1,830,395		1,924,936
Depreciation and amortization		951,719		788,779
License expense		75,507		81,365
TOTAL DIRECT COSTS AND EXPENSES		6,624,881		6,383,791

GROSS MARGIN		2,809,691		3,251,519

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation		1,353,102		1,365,413
Legal and accounting fees		861,476		789,781
Depreciation and amortization		81,610		79,675
Share-based compensation expense		99,381		103,078
Other general and administrative		794,422		737,056
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES		3,189,991		3,075,003

ARBITRATION JUDGMENT		---		(122,449)
IMPAIRMENTS		(388,742)		---

OPERATING INCOME (LOSS)		(769,042)		54,067

OTHER INCOME AND EXPENSES:
Interest income		14,688		29,653
Interest expense		(150,056)		(186,586)
Other		(1,459)		(15,190)
TOTAL OTHER INCOME AND EXPENSES		(136,827)		(172,123)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES		(905,869)		(118,056)

PROVISION FOR INCOME TAXES		47,894		75,250

INCOME (LOSS) FROM CONTINUING OPERATIONS		(953,763)		(193,306)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS		---		(15,251)

NET INCOME (LOSS)	$	(953,763)	$	(208,557)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share
Continuing operations	$(0.06)	$(0.01)
Discontinued operations	---	---
Total	$(0.06)	$(0.01)

Diluted earnings (loss) per share
Continuing operations	$(0.06)	$(0.01)
Discontinued operations	---	---
Total	$(0.06)	$(0.01)

Weighted average shares outstanding – basic	17,324,586	17,815,114

Weighted average shares outstanding – diluted	17,324,586	17,815,114

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	-Common Stock-		Additional Paid-in	Treasury	Accumulated
Description	Shares	Value	Capital	Stock	Deficit		Total

Balance December 31, 2009	17,959,114	$18,818	$31,148,229	$(1,006,056)	$	(16,380,778)	$13,780,213
Stock-based compensation			103,078				103,078
Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	59,333		(36,358)	66,453			30,095
Purchase of common stock	(694,008)			(482,752)			(482,752)

Net income (loss) for the year ended December 31, 2010						(208,557)	(208,557)

Balance December 31, 2010	17,324,439	$18,818	$31,214,949	$(1,422,355)	$	(16,589,335)	$13,222,077

Stock-based compensation			99,381				99,381
Issuance of treasury stock pursuant to employee stock purchase plan and employee 401K deferrals	13,462		(3,471)	12,789			9,318

Net income (loss) for the year ended December 31, 2011						(953,763)	(953,763)

Balance December 31, 2011	17,337,901	$18,818	$31,310,859	$(1,409,566)	$	(17,543,098)	$12,377,013

See notes to consolidated financial statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011		2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$	(953,763)	$	(208,557)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		1,033,329		868,454
Stock-based compensation expense		99,381		103,078
Impairment		388,742		---
(Gain) loss on sale of equipment		20,924		43,696

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable, net		(14,453)		(14,701)
Other assets		(34,670)		(37,115)
Trade accounts payable		(54,469)		122,445
Accrued expenses and other current liabilities		202,934		(160,241)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		687,955		717,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(1,036,353)		(889,011)
Purchase of goodwill and intangibles		(528,110)		(318,513)
Proceeds from repayment of notes receivable, net		105,173		105,182
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(1,459,290)		(1,102,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases		(703,146)		(491,562)
Proceeds from notes payable		210,000		540,000
Repurchases of common stock		---		(482,752)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(493,146)		(434,314)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(1,264,481)		(819,597)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,915,115		3,734,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$1,650,634		$2,915,115

See notes to consolidated financial statements

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$150,056	$186,586

Income taxes	$71,038	$75,023

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan	$7,440	$15,827

Issuance of treasury stock under employee stock purchase plan	$1,878	$14,268

Purchase of acquisition assets in exchange for notes payable	$832,057	$126,900

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Littlefield Corporation and its subsidiaries (herein collectively referred to as the “Company”).  All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income (loss).

Management Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition or which are readily convertible to cash without penalty.

Accounts Receivable

Accounts receivable consist of amounts due from charitable organizations that conduct bingo events at the Company’s various bingo centers, and are generally payable within one month of the event.  Receivables also include rent due from operators of concessions located within certain bingo centers.  Accounts receivable are not secured.  Management provides an allowance for doubtful accounts, which reflects its estimate of the uncollectible receivables.  In the event of non-performance, the maximum exposure to the Company is the recorded amount of receivables, net of allowance for doubtful accounts, at the balance sheet date.

Property and Equipment

The cost of equipment, furniture and fixtures is depreciated over the estimated useful lives of the assets ranging from two to seven years, using the straight-line method.  Leasehold improvements are amortized over the lesser of the remaining term of the lease or the estimated useful lives.  Buildings are amortized over forty years, which approximates their estimated useful lives.  Building improvements are amortized over their estimated useful lives ranging from seven to forty years.  Upon sale, retirement or abandonment of assets, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in income.  Repairs and maintenance expenses, which do not extend asset lives, are expensed as incurred.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Advertising

Advertising costs are expensed when incurred or the first time the advertising takes place.  During 2011, the Company had advertising expenses of approximately $93,000 compared to approximately $47,000 in 2010.

Goodwill and Intangible Assets

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

Since 2002, goodwill and intangible assets with indefinite lives are no longer amortized.  These indefinite-lived assets only pertain to halls in the State of Texas.  The Company has one class of asset that is classified as indefinite and not subject to periodic amortization.  This class of asset is known as a “Grandfathered license”.   In discussing these Grandfathered licenses, a distinction should be made as to the types of bingo licenses the Company owns.  There are two classes of commercial lessor licenses in Texas, Grandfathered and a Tier.  The Grandfathered license refers to any license that was in existence prior to 1989 in which a non-renewal has not occurred.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Revenue Recognition

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

Income Taxes

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

Per Share Data

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

Stock-Based Compensation

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods unchanged in accounting for its stock options.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

NOTE 2 – ACQUISITIONS AND REORGANIZATIONS

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
December 31, 2011

NOTE 2 – ACQUISITIONS AND REORGANIZATIONS (continued)

2011

In January 2011, the Company completed the acquisition of a bingo hall in South Carolina for cash and a note payable. The acquired bingo hall commenced operations January 6, 2011.

In January 2011, the Company reached a settlement of its case in Abilene, as described more fully in Note 13 – Commitments and Contingencies.

In June 2011, the Company completed the acquisition of a bingo hall in South Carolina for cash and a note payable. The acquired bingo hall commenced operations effective June 1, 2011.

In November 2011, the Company completed the acquisition of a bingo hall in South Carolina for cash and a note payable. The acquired bingo hall commenced operations effective November 14, 2011.

2010

On January 25, 2010, the Company acquired a bingo hall in South Carolina for cash and note payable.

On December 6, 2010, the Company converted to a bingo hall a property formerly occupied by its real estate tenant.

On December 20, 2010, the Company purchased a bingo hall in South Carolina.

NOTE 3 – DISCONTINUED OPERATIONS

This report presents the results of operations of the Company’s Hospitality divested segment as discontinued operations.  Except for the fourth quarter of 2010 in which the Company incurred additional sales tax expense of $15,251 related to the disposed assets, there were no other results from the discontinued operations during 2011 or 2010.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 4 – WRITE-OFFS AND CHARGES

During 2011, in accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350) and FASB ASC 360, Property, Plant and Equipment (FASB ASC 360), the Company wrote-down the carrying value of goodwill in the amount of $316,308 and leasehold improvements in the amount of $72,434.  The asset impairment stems from the Company’s normal annual review of goodwill and other intangible assets in light of actual financial performance, changed economic conditions and certain bingo hall closures in the fourth quarter.

For the year ended December 31, 2010, the Company evaluated the carrying value of goodwill for each reporting unit of the Company and determined that no impairment of goodwill was necessary.

During 2008, in accordance with FASB ASC 420, Exit or Disposal Cost Obligations (FASB ASC 420) the Company recorded contract termination costs in the amount of $672,363. The contract termination costs were associated with certain underperforming bingo hall closures in Texas.

Below is a reconciliation of changes in the contract termination cost reserve from 2009 to 2011 and included in Accrued expenses:

Amount
Balance December 31, 2009	$319,343
Contact termination activity	(178,314)
Balance December 31, 2010	$141,029
Contact termination activity	65,953
Balance December 31, 2011	$206,982

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consists of the following:

	2011	2010
Land	$760,467	$760,467
Buildings	3,566,950	3,557,423
Leasehold improvements	6,048,706	5,892,755
Equipment, furniture and fixtures	3,835,901	3,768,089
Automobiles	178,161	155,516
	14,390,185	14,134,250
Less: Accumulated depreciation and amortization	(7,091,060)	(6,874,428)

Property and equipment, net	$7,299,125	$7,259,822

Depreciation and amortization expense charged to operations for the years ended December 31, 2011 and 2010, was $905,690 and $830,287 respectively.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2011 and 2010, is as follows:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2009	$6,411,450	$(1,195,816)	$5,215,634
Goodwill acquired during period	258,513	---	258,513
Goodwill at December 31, 2010	$6,669,963	$(1,195,816)	$5,474,147
Goodwill acquired during period	764,051	---	764,051
Goodwill impairment losses	(463,083)	146,775	(316,308)
Goodwill at December 31, 2011	$6,970,931	$(1,049,041)	$5,921,890

Intangible assets at December 31, 2011 and 2010 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2009	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at December 31, 2010	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at December 31, 2011	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2009	$332,500	(243,708)	88,792
Change in covenants not to compete	60,000	(38,167)	21,833
Covenants not to compete at December 31, 2010	$392,500	(281,875)	110,625
Change in covenants not to compete	580,000	(127,639)	452,361
Asset impairment	(45,000)	45,000	---
Covenants not to compete at December 31, 2011	$927,500	(364,514)	562,986
Intangible Assets, Net of Accumulated Amortization			$1,392,351

Amortization expense charged to operations for the twelve months ended December 31, 2011 and 2010, was $127,639 and $38,167, respectively.

Future amortization of intangible assets with finite lives is as follows:

Year	Amount
2012	$148,333
2013	135,833
2014	96,458
2015	88,333
2016	87,500
Thereafter	6,529
Total	$562,986

The increases in goodwill and covenants not to compete are related to the Company’s acquisition activities.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 7 - LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010 consists of the following:

	2011	2010
Note payable to bank, due in monthly installments of approximately $13,500 including interest at prime plus 0.5%, cap 7.5%, floor 3.95%, maturing December 2020, secured by real estate	$1,729,837	$1,823,127

Mortgage note payable to a bank, due in monthly installments of $4,394, including interest at the prime rate, maturing July 2012, secured by a deed of trust on the real estate	473,603	509,961

Mortgage note payable to a third party, due in monthly installments of $5,578, including interest at 8% maturing August 2012, secured by a second lien on the real estate	321,381	360,878

Note payable to bank, due in monthly installments of approximately $8,644 including interest at prime plus 1%, cap 8.0%, floor 4.5%, maturing June 2014, secured by note receivable	255,195	339,717

Note payable to bank, due in monthly installments of approximately $6,975 including interest at prime plus 0.75%, cap 7.75%, floor 4.25% maturing April 2016, secured by real estate	329,433	165,000

Installment note payable to a third party, due in annual installments of $36,667, unsecured, maturing January 2017	220,000	---

Installment note payable to a third party, due in monthly installments of $8,943, including interest at 3%, unsecured, maturing September 2014	273,951	---

Installment note payable to a third party, due in monthly installments of $4,316, including interest at 3%, unsecured, maturing October 2015	191,182	---

Installment note payable to a third party, due in monthly installments of $2,279, including interest at 5%, maturing March 2012, secured by real estate	---	30,927

Installment note payable to a third party, due in monthly installments of $4,600, including interest at 6%, maturing October 2011, secured by subsidiary stock	---	139,602

Installment note payable to a third party, due in monthly installments of $1,519, including interest at 5%, maturing March 2012, secured by bingo hall business	---	20,619

Promissory note payable to a third party, due in monthly installments of $5,511 bearing interest of 4%, maturing January 2012.	---	64,719
	3,794,582	3,454,550
Less current maturities	(525,939)	(563,105)
Long-term debt, net of current portion	$3,268,643	$2,891,445

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 7 - LONG-TERM DEBT (continued)

Notes payable to bank are subject to certain financial covenants. As of December 31, 2011, the Company obtained a waiver for non-compliance with a certain covenant.

Payments of notes payable for each of the next five fiscal years and thereafter are as follows:

Years Ending December 31,	Total
2012	$525,939
2013	547,100
2014	478,712
2015	365,124
2016	277,013
Thereafter	1,600,694
$3,794,582

Interest expense for the years ended December 31, 2011 and 2010 were approximately $150,000 and $187,000 respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company acquired, prior to 2002, 2,159,100 shares of its common shares for $2,337,385 under the current stock buyback program (See Note 13).  During 2009, the Company reinstated its share repurchase program and authorized the purchase of up to an additional $500,000 of its common shares. During 2010, 694,008 shares of its common shares were repurchased for $482,752. During 2011, no additional shares were purchased. At December 31, 2011, the Company held 1,479,505 treasury shares at an average cost of $0.95.

In 2011, the Company issued 13,462 shares of treasury stock under the Employee Stock Purchase Plan and 401K Plan at a cost of $9,318.  In addition, the Company recognized additional stock based compensation in the amount of $99,381 related to issued stock options.

In 2010, the Company issued 59,333 shares of treasury stock under the Employee Stock Purchase Plan and 401K Plan at a cost of $30,095.  The Company repurchased 694,008 shares of its common stock at an average cost of $0.70 per share for cash of $482,752. In addition, the Company recognized additional stock based compensation in the amount of $103,078 related to issued stock options.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 9 - INCOME TAXES

A reconciliation of the expected federal income tax expense (benefit) based on the U.S. Corporate income and applicable state tax rates of 39% to actual for 2011 and 39% to actual for 2010 is as follows:

	2011		2010
Expected income tax (benefit)	$	(353,289)	$	(51,990)
Amounts not deductible for federal income tax purposes		6,604		4,674
Other		288,120		71,214
State income taxes, net of federal income tax		29,215		45,903
Change in valuation allowance		77,244		5,449
		$47,894		$75,250

The provision for income taxes consists of the following:

	2011	2010
Current year income taxes:
Federal	$-0-	$-0-
State	47,894	75,250
Deferred income taxes:
Federal	-0-	-0-
State	-0-	-0-
	$47,984	$75,250

Deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

	2011	2010
Deferred tax asset	$6,018,204	$5,940,960
Deferred tax liability	---	---
Valuation allowance for deferred tax asset	(6,018,204)	(5,940,960)
Net deferred tax asset	$-0-	$-0-

The components of deferred tax assets at December 31, 2011 and 2010, are as follows:

Deferred tax asset	2011	2010
Net operating loss carryforward	$5,385,602	$5,138,929
Depreciation	(319,357)	(148,933)
Allowance for doubtful accounts	8,658	8,658
Accrued expenses	796,034	813,532
Capital Loss carryforward	561	20,402
Other	146,706	108,372
Net deferred tax asset	$6,018,204	$5,940,960

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 9 - INCOME TAXES  (continued)

The Company recorded approximately $48,000 and $75,000 of state income tax expense, respectively, for the twelve months ended December 31, 2011 and 2010.  The Company does not expect to incur material federal income tax charges until the depletion of its accumulated federal income tax loss carry-forwards. At December 31, 2011, the Company has net operating loss carry forwards for federal income tax purposes of approximately $13.8 million that begin expiring in the year 2017.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of December 31, 2011, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions in which we file income tax returns.

NOTE 10 - EARNINGS PER SHARE

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Years ended December 31,	2011		2011		2010		2010
	Basic		Diluted		Basic		Diluted
Numerator:
Net income (loss)	$	(953,763)	$	(953,763)	$	(208,557)	$	(208,557)
Net income (loss) available to common stockholders	$	(953,763)	$	(953,763)	$	(208,557)	$	(208,557)
Denominator:
Weighted average shares outstanding		17,324,586		17,324,586		17,815,114		17,815,114
Effect of dilutive securities:
Stock options and warrants		---		---		---		---
Weighted average shares outstanding		17,324,586		17,324,586		17,815,114		17,815,114

Earnings (loss) per share	$	(0.06)	$	(0.06)	$	(0.01)	$	(0.01)

Stock options to acquire 725,943 and 569,290 shares for the year ended December 31, 2011 and 2010, respectively, were excluded in the computation of diluted earnings per share because the effect of including the stock options would have been anti-dilutive or the options were out of the money.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 11 - STOCK BASED COMPENSATION

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however leaves prior periods unchanged in accounting for its stock options.  At December 31, 2011, the Company has implemented five shareholder approved stock option plans.  These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended.  The plans collectively provide for the total issuance of 3,600,000 common shares over ten years from the date of each plan’s approval.  In addition, the plans allow for additional increases of 15% of the then outstanding shares.

The Company recorded approximately $99,000 and $103,000 in compensation expense in the years ended December 31, 2011 and 2010 respectively, related to options issued or stock grants under its stock-based incentive compensation plans.  This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model. For options issued in 2011, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rates of 3.5% and an expected life of 10 years. Treasury stock generally is issued upon stock option exercises.

Transactions under the stock option plans are summarized below. At December 31, 2011, a total of 2,022,410 options were outstanding under these plans.

	Employee Stock Plans

	Options	Weighted Average Exercise Price
Outstanding at 12/31/09	1,522,410	$0.42
Granted	50,000	0.73
Exercised	---	---
Forfeited	---	---
Outstanding at 12/31/10	1,572,410	$0.43
Granted	450,000	0.56
Exercised	---	---
Forfeited	---	---
Outstanding at 12/31/11	2,022,410	$0.46

The fair value of options granted during the twelve month period ended December 31, 2011 was approximately $205,900; with 50,000 options vesting upon grant and 400,000 options vesting over four years subject to certain performance criteria.

The fair value of options granted during the twelve month period ended December 31, 2010, was approximately $30,000 for 50,000 options which vested upon grant.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 11 - STOCK BASED COMPENSATION (continued)

For 2011, the aggregate intrinsic value represents the value of the Company’s closing stock price of $0.52 on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2011 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $192,000 as of December 31, 2011, related to approximately 422,000 shares with a per share weighted average fair value of  $0.45. We anticipate this expense to be recognized over a weighted average period of approximately 3.2 years, should performance criteria related to 400,000 options be determined likely to be met.

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

The following table summarizes information about options outstanding at December 31, 2011 and 2010, under the Employee Stock Plans:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2011:	$1.26 - 1.87	16,500	4.4 years	$1.32	16,500	$1.32
	$0.00 - $1.25	2,005,910	6.8 years	$0.45	1,584,035	$0.43
	Total	2,022,410	6.8 years	$0.46	1,600,535	$0.44

2010:	$1.26 - 1.87	16,500	5.4 years	$1.32	16,500	$1.32
	$0.00 - $1.25	1,555,910	7.1 years	$0.42	1,221,535	$0.44
	Total	1,572,410	7.1 years	$0.43	1,238,035	$0.46

	Aggregate intrinsic value	$210,510			$210,510

The weighted average remaining contractual life of options exercisable as of December 31, 2011, was 6.6 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 12 - RELATED PARTY TRANSACTIONS

During 2009, the Company renewed the three year employment agreement with its President and CEO; in accordance with this agreement, the Company accrued $24,000 and $24,000 of deferred compensation in 2011 and 2010, respectively. In addition, in accordance with this agreement the Company awarded the President and CEO stock options of 900,000 with a value on the grant date of $199,980; the options vest over a three year period.

In December 2011, the Company renewed and modified a five year employment agreement with its President and CEO for the period January 1, 2012 to December 31, 2016.  In January 2012, in accordance with the agreement, the President and CEO was awarded stock options for 1,500,000 shares of common stock with an exercise price of 110% of the fair market value of the Company’s stock on the date of grant; the options vest ratably over a five year period.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

The Company is obligated under various operating leases.  Generally, the leases provide for minimum annual rentals as well as a proportionate share of the real estate taxes, insurance and certain common area charges.  Minimum annual rentals under these leases are as follows:

Year Ending December 31,	Minimum Rentals
2012	$2,266,610
2013	1,956,408
2014	1,433,377
2015	1,037,770
2016	659,839
Thereafter	569,734
Total minimum annual rentals	$7,923,738

Rent expense for the years ended December 31, 2011 and 2010, amounted to approximately $2.36 million and $2.26 million, respectively.

The Company is party to certain subleases requiring monthly rent. The tenants provided security deposits totaling $17,800.   The minimum annual future receipts under these subleases are as follows:

Year Ending December 31,	Minimum Rent
2012	$153,600
2013	153,600
2014	153,600
2015	46,200
Total minimum annual rentals	$507,000

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

 (b) Legal

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

 (c) Stock Repurchase Plan

During the second quarter of 1998, the Company authorized a stock repurchase program to purchase up to 1,000,000 shares of its common stock.  On February 8, 2000, the Company amended the stock repurchase program to permit purchase of up to 2,000,000 shares of its common stock at such time and prices the Company deems advantageous.  The amount was subsequently increased to 3,000,000 shares. During 2009, the Company reinstated its share repurchase program and authorized the purchase of up to an additional $500,000 of its common shares. During 2010, 694,008 shares of its common shares were repurchased for $482,752. During 2011, no additional shares were repurchased. There is no commitment or obligation on the part of the Company to purchase any particular number of shares, and the program may be suspended at any time at the Company’s discretion.  Any shares so repurchased will be held as treasury shares and be available for general corporate purposes.

(d) Concentration of Credit Risk

The Company mainly maintains its cash and certificates of deposit in banks which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At December 31, 2011, approximately $100,000 of cash in banks exceeded FDIC coverage limits.

(e) 401(K) and Employee Stock Ownership Plan

The Company has a 401(K) and Employee Stock Ownership Plan that was instituted in 2001.  In 2011, employees were allowed to defer up to 90% of their wages to a maximum of $16,500 or $22,000 depending upon age, tax deferred, for retirement purposes.  The Company has no obligation to match any of the employee deferrals and contributions to the plan are at the discretion of management.  For the years ended December 31, 2011 and 2010, the Company contributed $0 and $0 respectively, into the Plan.

(f) Employee Stock Purchase Plan

During 2002, the Company implemented the 2002 Employee Stock Purchase Plan to allow employees of Littlefield Corporation and any subsidiaries to acquire stock ownership in the Company.  The Company has reserved 500,000 shares under this plan.  Offering of shares under this plan will commence  1) on the first day of each fiscal year and will end on the last day of the fiscal year or  2) at the sole discretion of the administrators.  Any offerings that remain unsold during the offering period shall expire and shall be made available for grant in future offering periods.  Eligible employees shall elect to make contributions between 1% and 10% of gross compensation.  The exercise price of any shares purchased by a participant shall be at eighty-five percent (85%) of the lower of the fair market value of the common stock on the date of the grant or date of exercise.   Through December 31, 2011, 297,162 shares have been purchased through this program.  Of the shares purchased, 4,022 shares were purchased in 2011 and 31,085 in 2010.

(g) Employment Agreement

During 2011, the Company renewed and modified its employment agreement with its President and CEO to extend through December 31, 2016. Should the Company terminate the employment agreement without cause, the Company would be liable for twelve months of the then current salary, the acceleration of unvested stock-based compensation, payment of deferred compensation and other stated benefits earned in cash.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 14 – SPECIAL CHARGES

As more fully discussed in Note 13: Commitments and Contingencies, during the first three months of 2010, we recorded a $122,000 charge related to an arbitration judgment.

NOTE 15 - SUBSEQUENT EVENTS

In March 2012, the Company received a commitment letter from a commercial bank to consolidate and refinance certain notes maturing in August 2012. The new ten year note carries interest at a 5.25% fixed rate and is secured by real estate.