Form 10-Q
period 2012-03-31
LITTLEFIELD CORP
filed 2012-05-11
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012	Commission file number 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

2501 N. Lamar Blvd.
Austin, Texas 78701
(Address of principal executive offices)

Registrant's telephone number:   (512) 476-5141

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

On May 3, 2012, 17,337,901 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2012	December 31, 2011
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,580,193	$1,650,634
Accounts receivable, net of allowance for doubtful accounts of $22,200 and $22,200, respectively	661,391	548,338
Other current assets	391,548	233,984
Note receivable – current portion	75,000	75,000
Total Current Assets	2,708,132	2,507,956

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,290,763	7,299,125

Other Assets:
Goodwill	5,921,890	5,921,890
Intangible assets, net	1,355,268	1,392,351
Note receivable, net	136,995	163,290
Other non-current assets	283,472	315,004
Total Other Assets	7,697,625	7,792,535

TOTAL ASSETS	$17,696,520	$17,599,616

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$532,006	$525,939
Trade accounts payable	203,021	250,893
Accrued expenses	1,103,992	1,046,904
Total Current Liabilities	1,839,019	1,823,736

Long-term Liabilities:
Long term debt, net of current portion	3,105,198	3,268,643
Other liabilities, related party	106,043	130,224
Total Long-term Liabilities	3,211,241	3,398,867
Total Liabilities	5,050,260	5,222,603

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively, outstanding 17,337,901 shares and 17,337,901 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,341,345	31,310,859
Treasury stock – 1,479,505 and 1,479,505 shares, at cost	(1,409,566)	(1,409,566)
Accumulated deficit	(17,304,337)	(17,543,098)
Total Stockholders' Equity	12,646,260	12,377,013

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,696,520	$17,599,616

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Entertainment	$2,849,939	$2,828,731
Other	26,454	23,078
TOTAL REVENUES	2,876,393	2,851,809

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	290,860	196,389
Rent and utilities	733,887	737,439
Other direct operating costs	519,414	468,715
Depreciation and amortization	246,563	224,051
License expense	22,259	18,286
TOTAL COSTS AND EXPENSES	1,812,983	1,644,880

GROSS MARGIN	1,063,410	1,206,929

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	390,050	354,777
Legal and accounting fees	162,254	133,877
Depreciation and amortization	19,957	19,777
Share-based compensation expense	30,486	25,317
Other general and administrative	175,392	211,271
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	778,139	745,019

OPERATING INCOME (LOSS)	285,271	461,910

OTHER INCOME AND EXPENSES:
Interest income	2,071	4,911
Interest expense	(37,181)	(35,252)
Other expense	---	(1,549)
TOTAL OTHER INCOME AND EXPENSES	(35,110)	(31,890)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	250,161	430,020

PROVISION FOR INCOME TAXES	11,400	19,334

NET INCOME (LOSS)	$238,761	$410,686

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2012	2011
EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share	$0.01	$0.02

Diluted earnings (loss) per share	$0.01	$0.02

Weighted average shares outstanding – basic	17,337,901	17,324,439

Weighted average shares outstanding – diluted	17,558,154	17,778,809

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$238,761	$410,686
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	266,520	243,828
Stock-based compensation expense	30,486	25,317
(Gain) loss on disposals of equipment	---	1,549

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable, net	(113,054)	(134,950)
Other assets	(159,211)	(163,354)
Trade accounts payable	(47,872)	(144,488)
Accrued expenses and other current liabilities	66,087	26,338
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	281,717	264,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(221,075)	(250,442)
Purchase of goodwill and intangibles	---	(300,000)
Proceeds from repayment of notes receivable, net	26,295	26,295
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(194,780)	(524,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, legal settlements and capital leases	(157,378)	(108,113)
Proceeds from note payable	---	210,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(157,378)	101,887

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,441)	(157,334)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,650,634	2,915,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,580,193	$2,757,781

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest	$37,181	$35,252

Income taxes	$3,153	$30,278

Non-cash transactions:

Purchase of acquisition assets in exchange for notes payable	---	$306,000

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2012

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

The operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

NOTE 2 –ACQUISITIONS AND REORGANIZATIONS.

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

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2012

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
Land	$760,467	$760,467
Buildings	3,614,439	3,566,950
Leasehold improvements	6,106,223	6,048,706
Equipment, furniture and fixtures	3,878,467	3,835,901
Automobiles	251,665	178,161
	14,611,261	14,390,185

Less: Accumulated depreciation and amortization	(7,320,498)	(7,091,060)

Property and equipment, net	$7,290,763	$7,299,125

Total depreciation expense, for owned and leased assets, charged to continuing operations for the three months ended March 31, 2012 and 2011 was approximately $229,400 and $219,100 respectively.

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at March 31, 2012, was as follows:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2011	$6,970,931	$(1,049,041)	$5,921,890
Goodwill acquired during period	---	---	---
Goodwill at March 31, 2012	$6,970,931	$(1,049,041)	$5,921,890

Intangible assets at March 31, 2012, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2011	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at March 31, 2012	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2011	$927,500	(364,514)	562,986
Change in covenants not to compete	---	(37,083)	(37,083)
Covenants not to compete at March 31, 2012	$927,500	(401,597)	$525,903
Intangible Assets, Net of Accumulated Amortization			$1,355,268

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2012

Amortization expense charged to operations for the three months ended March 31, 2012 and 2011, was approximately $37,000 and $25,000 respectively.

NOTE 5 - SHAREHOLDERS’ EQUITY.

At March 31, 2012, the Company held 1,479,505 treasury shares at an average purchase cost of $0.95.

NOTE 6 – SHARE BASED PAYMENTS.

The Company recorded approximately $30,000 and $25,000 in compensation expense in the three month periods ended March 31, 2012 and March 31, 2011, respectively, related to options issued under its stock-based incentive compensation plans.  This included expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options included the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  There were 1,512,500 and 12,500 options issued during the three month periods ended March 31, 2012 and 2011, respectively. For options issued in 2012, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 3.5% and an expected life of 10 years.

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

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Three months ended March 31,	2012	2012	2011	2011
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$238,761	$238,761	$410,686	$410,686
Denominator:
Weighted average shares outstanding	17,337,901	17,337,901	17,324,439	17,324,439
Effect of dilutive securities:
Stock options and warrants	---	220,253	---	454,370
Weighted average shares outstanding	17,337,901	17,558,154	17,324,439	17,778,809

Earnings (loss) per share	$0.01	$0.01	$0.02	$0.02

Stock options to acquire 607,660 and 266,750 shares for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive to a loss per share or the options were out of the money.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2012

NOTE 8 - STOCK BASED COMPENSATION.

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however, it leaves prior periods unchanged in accounting for its stock options.  At December 31, 2011, the Company has implemented five shareholder approved stock option plans.  These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended.  The plans collectively provide for the total issuance of 3,600,000 common shares over ten years from the date of each plan’s approval.  In addition, the plans allow for additional increases of 15% of the then outstanding shares.  Effective January 1, 2012, the plans were increased by an additional 3,600,000 common shares over ten years allowing for additional increases of 15% of the then outstanding shares by unanimous approval of the Board of Directors.

Transactions under the stock option plans are summarized below. At March 31, 2012, a total of 3,534,910 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/11	2,022,410	$0.46
Granted	1,512,500	0.40
Exercised	---	---
Forfeited	--	---
Outstanding at 03/31/12	3,534,910	$0.44

The fair value of options granted during the three month period ended March 31, 2012, was approximately $488,588; with 12,500 options vested upon grant and 1,500,000 vesting over a five year period.

The aggregate intrinsic value represents the value of the Company’s closing stock price of $0.31 on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2012 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $650,000 as of March 31, 2012, related to approximately 1,844,000 shares with a per share weighted average fair value of  $0.35. We anticipate this expense to be recognized over a weighted average period of approximately 4.4 years.

The following table summarizes information about options outstanding at March 31, 2012, under the Employee Stock Plans:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2012:	$1.26 - 1.87	16,500	4.3 years	$1.32	16,500	$1.32
	$0.00 - $1.25	3,518,410	4.7 years	$0.43	1,674,660	$0.43
Total		3,534,910	4.7 years	$0.44	1,691,160	$0.43

Aggregate intrinsic value		$1,800			$1,800

The weighted average remaining contractual life of options exercisable as of March 31, 2012, was 2.4 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2012

NOTE 9 – INCOME TAXES.

The Company recorded approximately $11,000 and $19,000 of state income tax expense, respectively, for the three months ended March 31, 2012 and 2011.  The Company does not expect to incur significant federal income tax charges until the utilization of its accumulated federal income tax loss carry-forwards, which totaled approximately $13,800,000 at December 31, 2011, and begin expiring in the year 2017.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of March 31, 2012, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions in which we file income tax returns.

NOTE 10 - RELATED PARTY TRANSACTIONS.

In December 2011, the Company renewed and modified a five year employment agreement with its President and CEO for the period January 1, 2012 to December 31, 2016. In accordance with this agreement, the Company accrued as Other liabilities – related party, $9,000 and $6,000 of deferred compensation in the three months ended March 31, 2012 and 2011, respectively.  In January 2012, in accordance with the agreement, the President and CEO was awarded stock options for 1,500,000 shares of common stock with an exercise price of 110% of the fair market value of the Company’s stock on the date of grant and vest ratably over a five year period.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In September 2011, the FASB updated FASB ASC 350, Goodwill and Other (FASB ASC 350) that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The amendments are effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011.  We adopted the update as required as of the period ended March 31, 2012 and concluded it did not have a material impact on our consolidated financial position or results of operations.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2012

NOTE 12 – LONG TERM DEBT.

During the first quarter of 2011 the Company was advanced $210,000 on a promissory note. The note is secured by certain real estate, subject to certain financial covenants and matures in April 2016.  Interest is indexed at prime plus three-quarter percent and may fluctuate between a four and one-quarter percent and seven and three-quarter percent interest rate.

NOTE 13 – SUBSEQUENT EVENTS.

In April 2012, the Company consolidated and refinanced certain notes totaling $778,450 and maturing in August 2012. The new ten year note expires in April 2022 and carries interest at a 5.25% fixed rate with monthly installments of approximately $8,382 and is secured by real estate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The first quarter 2012 discussion in this report focuses on the Company’s results of operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

Q1 2012 compared to Q1 2011

Results of Operations

During the three months ended March 31, 2012, the Company achieved its second-highest level of quarterly bingo revenue posting revenue of approximately $2,876,000 compared to approximately $2,852,000 in the prior year.  The Company posted net income of approximately $239,000 versus $411,000 in the prior year. Excluding the notable items discussed more fully under Net income below, adjusted net income was approximately $418,000 versus approximately $654,000 in the prior year period.

Revenues

The following table sets forth the Company’s revenues from continuing operations the three months ended March 31, 2012 and 2011:

	2012	2011	Change	% Change
Total Revenues	$2,876,000	$2,852,000	$24,000	1%
Entertainment	2,850,000	2,829,000	21,000	1%
Texas	1,170,000	1,201,000	(31,000)	(3%)
South Carolina	1,223,000	1,169,000	54,000	5%
Alabama / Florida	457,000	459,000	(2,000)	---
Other	$26,000	$23,000	$3,000	NM

The first quarter is seasonally the stronger quarter of the year. During the first three months of 2012, total revenues for the Company increased 1% from 2011. Entertainment revenue increased 1% reflecting the contribution of new halls acquired during last year which offset the effects of two halls closed at the end of 2011 whose leases expired in accordance with the terms of those leases and weakness in one of our regional submarkets. Other revenue reflects ancillary revenue not included in Entertainment.

Entertainment revenues by state were as follows:

	2012	2011	Change
Texas	41%	43%	(2%)
South Carolina	43%	41%	2%
Alabama / Florida	16%	16%	---

Gross margin and Costs and Expenses

The table below summarizes the Company’s gross margin for the three months ended March 31, 2012 and 2011. Gross margin percent (gross margin as a percent of sales) decreased to 37% from 42% in 2011.

	2012	2011	Change	% Change
Total Gross Margin	$1,063,000	$1,207,000	$(144,000)	(12%)
Entertainment	1,037,000	1,184,000	(147,000)	(12%)
Other	$26,000	$23,000	$3,000	NM

Overall, total costs and expenses increased 10% from the comparable three-month prior year period mainly as a result of increasing the number of managers at the Company to support anticipated future growth in the number of bingo halls and increased marketing expenses in certain regional submarkets.

Direct salaries and other compensation increased approximately $94,000 reflecting the increase in number of managers referred to above.

Rent and utilities in 2012 was approximately at the same level of 2011. We did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2012 and 2011, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2012 increased approximately $51,000 from the prior year, mainly resulting from relocation costs and higher costs of promotions and other marketing initiatives.

Depreciation and amortization expense totaled approximately $267,000 ($247,000 Direct Costs plus $20,000 G&A) in 2012 versus $244,000 in 2011. The $23,000 increase in depreciation and amortization expense mainly relates to capital spending incurred for bingo hall renovations, including leasehold improvements and acquired assets.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $614,000 in 2012, compared to approximately $618,000 in 2011. We measure corporate overhead because it provides management with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q1 2012	Q1 2011
General and administrative expenses (GAAP basis)	$778,139	$745,019
Stock-based compensation	(30,486)	(25,317)
Noted legal expenses	(113,421)	(82,122)
Depreciation and amortization	(19,957)	(19,777)
	(163,864)	(127,216)
Corporate overhead (non-GAAP basis)	$614,275	$617,803

During 2011, the Company resolved several litigation matters that had been pending. The conclusion of these litigation items some of which had been pending for a number of years, should allow management to devote more time and resources toward business management and should reduce legal expense towards the end of this year. Current year legal expense relates mainly to efforts by the Company to collect delinquent rent and to investigate and pursue other potential legal claims, the effect of which will be included in our financial results when collected or settled.

Other income and expense was an expense of approximately $35,000 for 2012, compared to approximately $32,000 in 2011.

Our income tax expense for 2012 was approximately $11,000 compared to $19,000 in 2011, all of which is related to the expected effective tax rate for state income taxes.  At December 31, 2011, the Company had net operating loss carry forwards for federal income tax purposes of approximately $13.8 million which begin expiring in the year 2017.

Net Income

During the first three months of 2012, net income was approximately $239,000; $0.01 per basic share and $0.01 per fully diluted share. During the first three months of 2011, net income was approximately $411,000; $0.02 per basic share and $0.02 per fully diluted share. The weighted average number of basic Common Stock shares outstanding totaled 17,337,901 in 2012 compared to 17,324,439 in 2011.

The Q1 2012 results include approximately $179,000 of notable items:

•	$35,000 of expense associated with hall start-ups in Texas
•	$113,000 of legal expense for Texas and South Carolina, and
•	$31,000 for non-cash stock-based compensation.

The Q1 2011 results include approximately $244,000 of notable items:

•	$135,000 of expense associated with hall start-ups in Texas
•	$82,000 of legal expense for South Carolina, Texas and its Furtney litigation,
•	$25,000 for non-cash stock-based compensation and $2,000 of asset disposals.

Adjusted for the noted items above, the adjusted net income during the first three months of 2012 was approximately $418,000 and basic earnings per share were $0.02 per share in 2012 versus an adjusted net income of approximately $654,000 and basic earnings per share were $0.04 per share last year. Our management uses adjusted net income (loss) to measure performance consistently over different financial periods. The following table reconciles net income (loss under GAAP to our adjusted net income (loss) measure.

Net income (loss)	Q1 2012	Q1 2011
Net income (loss) (GAAP basis)	$238,761	$410,686
Hall start-up activities	34,995	134,633
Stock-based compensation	30,486	25,317
Noted legal expenses	113,421	82,122
Other asset disposals	---	1,549
	178,902	243,621
Net income (loss) excluding noted items (non-GAAP basis)	$417,663	$654,307

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2012, totaled approximately $1,580,000 and represented 9% of total assets of approximately $17,697,000.  Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition or which are readily convertible to cash without penalty. Current assets totaled approximately $2,708,000. Current liabilities totaled approximately $1,839,000. Working capital was approximately $869,000 with a current ratio of 1.5 to 1 compared to approximately 1.4 to 1 at December 31, 2011.

Cash provided by operating activities for the three months ended March 31, 2012 totaled approximately $282,000 compared to cash provided of $265,000 during 2011. Cash flows from operating activities in 2012 were increased by net income of approximately $239,000 and provided by non-cash depreciation expense of approximately $267,000, stock based compensation of approximately $30,000, and partially offset by other net changes in asset and liability accounts of $254,000.

Net cash used in investing activities during the first quarter of 2012 totaled approximately $195,000 mainly for the purchase of capital assets; these were partially offset by note receivable payments of $26,000. This compared to net cash used in investing activities of approximately $524,000 in 2011 mainly for bingo hall renovations and acquisition and settlement activities; these were partially offset by note receivable payments of $26,000.

Net cash used in financing activities in 2012 totaled approximately $157,000, compared to net cash provided by financing activities in 2011 of approximately $102,000. During the first three months of 2012, approximately $157,000 was used for the payment of notes payable. During the first three months of 2011, approximately $108,000 was used for the payment of notes payable and approximately $210,000 was provided by proceeds from a note payable.

At March 31, 2012, we had approximately $17,697,000 in total assets with total liabilities of approximately $5,050,000 and approximately $12,646,000 of shareholders’ equity.  Total assets include approximately $1,580,000 in cash, $661,000 of net accounts receivable, other current assets of $467,000, $7,291,000 of net property and equipment, $7,277,000 of intangible assets, $137,000 net note receivable related to the sale of its discontinued Premiere Tents and Events (“PTE”) business unit and $284,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $203,000 and notes payable obligations of approximately $3,637,000 and accrued and related-party liabilities of $1,104,000 and $106,000 respectively.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at March 31, 2012 or 2011. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

Recently Issued Accounting Pronouncements

See Note 11 – Recently Issued Accounting Pronouncements in the Consolidated Financial Statements.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None. The Company concluded its major outstanding litigation during 2011.

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

10.1*	2012 Stock Option Plan (incorporated by reference to Exhibit 1 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on April 12, 2012).
10.2*	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on April 12, 2012).
10.3*	2009 Employment Agreement between the Company and Jeffrey L. Minch (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009).
10.4*	2012 Employment Agreement between the Company and Jeffrey L. Minch (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).

31.1	Rule 31a-14(a) / 15d-14(a) Certifications.
32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
*	Denotes a management contract or compensatory plan or arrangement.
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

May 11, 2012

By:

/s/  JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/  RICHARD S. CHILINSKI
Richard S. Chilinski
Chief Financial Officer