Form 10-Q
period 2012-06-30
LITTLEFIELD CORP
filed 2012-08-14
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012	Commission file number 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

2501 N. Lamar Blvd.
Austin, Texas 78705
(Address of principal executive offices)

Registrant's telephone number:    (512) 476-5141

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

On August 3, 2012, 17,337,901 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2012	December 31, 2011
	(unaudited)
Current Assets:
Cash and cash equivalents	$1,232,169	$1,650,634
Accounts receivable, net of allowance for doubtful accounts of $22,200 and $22,200, respectively	433,887	548,338
Other current assets	357,586	233,984
Note receivable – current portion	75,000	75,000
Total Current Assets	2,098,642	2,507,956

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,193,043	7,299,125

Other Assets:
Goodwill, net	5,921,890	5,921,890
Intangible assets, net	1,318,185	1,392,351
Note receivable, net	110,699	163,290
Other non-current assets	286,508	315,004
Total Other Assets	7,637,282	7,792,535

TOTAL ASSETS	$16,928,967	$17,599,616

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$515,009	$525,939
Trade accounts payable	156,517	250,893
Accrued expenses	1,108,259	1,046,904
Total Current Liabilities	1,779,785	1,823,736

Long-term Liabilities:
Long term debt, net of current portion	3,013,745	3,268,643
Other liabilities, related party	104,683	130,224
Total Long-term Liabilities	3,118,428	3,398,867
Total Liabilities	4,898,213	5,222,603

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively, outstanding 17,337,901 shares and 17,337,901 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,370,498	31,310,859
Treasury stock – 1,479,505 and 1,479,505 shares, at cost	(1,409,566)	(1,409,566)
Accumulated deficit	(17,948,996)	(17,543,098)
Total Stockholders' Equity	12,030,754	12,377,013

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,928,967	$17,599,616

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,

	2012	2011
REVENUES:
Entertainment	$1,843,540	$2,175,756
Other	26,484	21,254
TOTAL REVENUES	1,870,024	2,197,010

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	320,947	186,541
Rent and utilities	704,680	744,061
Other direct operating costs	451,733	463,874
Depreciation and amortization	252,010	236,714
License expense	36,831	31,071
TOTAL COSTS AND EXPENSES	1,766,201	1,662,261

GROSS MARGIN	103,823	534,749

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	333,428	334,257
Legal and accounting fees	117,971	181,723
Depreciation and amortization	19,751	20,130
Share-based compensation expense	29,153	40,217
Other general and administrative	199,014	245,086
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	699,317	821,413

OPERATING INCOME (LOSS)	(595,494)	(286,664)

OTHER INCOME AND EXPENSES:
Interest income	1,416	4,062
Interest expense	(37,582)	(37,471)
Other income and expenses	(4,549)	---
TOTAL OTHER INCOME AND EXPENSES	(40,715)	(33,409)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(636,209)	(320,073)

PROVISION FOR INCOME TAXES	8,450	18,345

NET INCOME (LOSS)	$(644,659)	$(338,418)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,

	2012		2011
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$	(0.04)	$	(0.02)

Diluted earnings (loss) per share	$	(0.04)	$	(0.02)

Weighted average shares outstanding – basic		17,337,901		17,324,439

Weighted average shares outstanding – diluted		17,337,901		17,324,439

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,

	2012	2011
REVENUES:
Entertainment	$4,693,479	$5,004,487
Other	52,938	44,332
TOTAL REVENUES	4,746,417	5,048,819

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	611,807	382,930
Rent and utilities	1,438,567	1,481,500
Other direct operating costs	971,147	932,589
Depreciation and amortization	498,573	460,765
License expense	59,090	49,357
TOTAL COSTS AND EXPENSES	3,579,184	3,307,141

GROSS MARGIN	1,167,233	1,741,678

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	723,478	689,034
Legal and accounting fees	280,225	315,600
Depreciation and amortization	39,708	39,907
Share-based compensation expense	59,639	65,534
Other general and administrative	374,406	456,357
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,477,456	1,566,432

OPERATING INCOME (LOSS)	(310,223)	175,246

OTHER INCOME AND EXPENSES:
Interest income	3,487	8,973
Interest expense	(74,763)	(72,723)
Other	(4,549)	(1,549)
TOTAL OTHER INCOME AND EXPENSES	(75,825)	(65,299)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(386,048)	109,947

PROVISION FOR INCOME TAXES	19,850	37,679

NET INCOME (LOSS)	$(405,898)	$72,268

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,

	2012	2011
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.02)	$0.00

Diluted earnings (loss) per share	$(0.02)	$0.00

Weighted average shares outstanding – basic	17,337,901	17,324,439

Weighted average shares outstanding – diluted	17,337,901	17,792,261

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(405,898)	$72,268
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	538,281	500,672
Stock-based compensation expense	59,639	65,534
(Gain) loss on disposals of equipment	4,549	1,549

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	114,451	63,309
Other assets	(138,646)	(181,757)
Trade accounts payable	(94,377)	(156,049)
Accrued expenses and other current liabilities	79,355	61,965
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	157,354	427,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(362,582)	(590,699)
Purchase of goodwill and intangibles	---	(409,752)
Proceeds from repayment of notes receivable, net	52,591	52,591
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(309,991)	(947,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(265,828)	(241,611)
Proceeds from note payable	---	210,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(265,828)	(31,611)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(418,465)	(551,980)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,650,634	2,915,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,232,169	$2,363,135

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,

	2012		2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest		$74,763	$72,723

Income taxes		$29,858	$65,158

Non-cash transactions:

Purchase of assets in exchange for notes payable	$	---	$637,057

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2012

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

The operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

NOTE 2 – MATERIAL ACQUISITIONS.

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
June 30, 2012

NOTE 2 – MATERIAL ACQUISITIONS.

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

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011
Land	$760,467	$760,467
Buildings	3,611,289	3,566,950
Leasehold improvements	6,169,018	6,048,706
Equipment, furniture and fixtures	3,949,718	3,835,901
Automobiles	231,945	178,161
	14,722,437	14,390,185

Less: Accumulated depreciation and amortization	(7,529,394)	(7,091,060)

Property and equipment, net	$7,193,043	$7,299,125

Total depreciation expense, for owned and leased assets, charged to continuing operations for the six months ended June 30, 2012 and 2011 was approximately $464,000 and $444,000 respectively.

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at June 30, 2012, was as follows:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2011	$6,970,931	$(1,049,041)	$5,921,890
Goodwill acquired during period	---	---	---
Goodwill at June 30, 2012	$6,970,931	$(1,049,041)	$5,921,890

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2012

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS (continued).

Intangible assets at June 30, 2012, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2011	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at June 30, 2012	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2011	$927,500	(364,514)	562,986
Change in covenants not to compete	---	(74,166)	(74,166)
Covenants not to compete at June 30, 2012	$927,500	(438,680)	$488,820
Intangible Assets, Net of Accumulated Amortization			$1,318,185

Amortization expense charged to operations for the six months ended June 30, 2012 and 2011 was approximately $74,000 and $57,000 respectively.

NOTE 5 - SHAREHOLDERS’ EQUITY.

At June 30, 2012, the Company held 1,479,505 treasury shares at an average purchase cost of $0.95.

NOTE 6 – SHARE BASED PAYMENTS.

The Company recorded approximately $60,000 and $66,000 in compensation expense in the six month periods ended June 30, 2012 and June 30, 2011, respectively, related to options issued under its stock-based incentive compensation plans.  This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  There were 1,525,000 and 425,000 options issued during the six month periods ended June 30, 2012 and 2011, respectively. For options issued in 2012 and 2011, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 3.5% and an expected life of 10 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2012

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

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Six months ended June 30,	2012		2012		2011	2011
	Basic		Diluted		Basic	Diluted
Numerator:
Net income (loss)	$	(405,898)	$	(405,898)	$72,268	$72,268
Denominator:
Weighted average shares outstanding		17,337,901		17,337,901	17,324,439	17,324,439
Effect of dilutive securities:
Stock options and warrants		---		---	---	467,822
Weighted average shares outstanding		17,337,901		17,337,901	17,324,439	17,792,261

Earnings (loss) per share	$	(0.02)	$	(0.02)	$0.00	$0.00

Stock options to acquire 3,032,410 and 673,455 shares for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive to a loss per share or the options were out of the money.

NOTE 8 – INCOME TAXES.

The Company recorded approximately $20,000 and $38,000 of state income tax expense, respectively, for the six months ended June 30, 2012 and 2011.  The Company does not expect to incur significant federal income tax charges until the utilization of its accumulated federal income tax loss carry-forwards, which totaled approximately $13,800,000 at December 31, 2011, and begin expiring in the year 2017.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of June 30, 2012, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions in which we file income tax returns.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2012

NOTE 9 - ACCOUNTING FOR STOCK BASED COMPENSATION.

The Company applies FASB ASC 718, Compensation – Stock Compensation (FASB ASC 718) and FASB ASC 505, Equity (FASB ASC 505), using the modified prospective method of implementation, whereby the prospective method records the compensation expense from the implementation date forward, however, it leaves prior periods unchanged in accounting for its stock options.  At December 31, 2011, the Company has implemented five shareholder approved stock option plans.  These plans are intended to comply with Section 422 of the Internal Revenue Code of 1986, as amended.  The plans collectively provide for the total issuance of 3,600,000 common shares over ten years from the date of each plan’s approval.  In addition, the plans allow for additional increases of 15% of the then outstanding shares.  Effective January 1, 2012, the plans were increased by an additional 3,000,000 common shares over ten years allowing for additional increases of 15% of the then outstanding shares by unanimous approval of the Board of Directors.

Transactions under the stock option plans are summarized below. At June 30, 2012, a total of 3,538,410 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/11	2,022,410	$0.46
Granted	1,525,000	0.44
Exercised	---	---
Forfeited	(9,000)	1.02
Outstanding at 06/30/12	3,538,410	$0.45

The fair value of options granted during the six month period ended June 30, 2012, was approximately $491,813; with 25,000 options vested upon grant and 1,500,000 vesting over a five year period.

The aggregate intrinsic value represents the value of the Company’s closing stock price of $0.31 on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2012 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $625,000 as of June 30, 2012, related to approximately 1,765,625 shares with a per share weighted average fair value of  $0.35. We anticipate this expense to be recognized over a weighted average period of approximately 4.1 years.

The following table summarizes information about options outstanding at June30, 2012, under the Employee Stock Plans:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2012:	$1.26 - 1.87	16,500	3.9 years	$1.32	16,500	$1.32
	$0.00 - $1.25	3,521,910	4.3 years	$0.45	1,756,285	$0.42
	Total	3,538,410	4.3 years	$0.45	1,772,785	$0.43

	Aggregate intrinsic value	$1,800			$1,800

The weighted average remaining contractual life of options exercisable as of June 30, 2012, was 1.7 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2012

NOTE 10 - RELATED PARTY TRANSACTIONS.

In December 2011, the Company renewed and modified a five year employment agreement with its President and CEO for the period January 1, 2012 to December 31, 2016. In accordance with this agreement, the Company accrued as Other liabilities – related party, $18,000 and $12,000 of deferred compensation in the six months ended June 30, 2012 and 2011, respectively.  In January 2012, in accordance with the agreement, the President and CEO was awarded stock options for 1,500,000 shares of common stock with an exercise price of 110% of the fair market value of the Company’s stock on the date of grant and vest ratably over a five year period.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

Recently Issued Accounting Pronouncements:

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

NOTE 12 – ACCRUED EXPENSES.

Accrued expenses at June 30, 2012 and December 31, 2011, consisted of the following:

	2012	2011
Accrued contract termination costs	$206,982	$206,982
Accrued compensation costs	342,802	208,696
Accrued property taxes	101,380	201,689
Other accrued expenses	457,095	429,537
Total Accrued expenses	$1,108,259	$1,046,904

NOTE 13 – FAIR VALUE MEASUREMENTS.

The carrying value of cash, net accounts receivable, accounts and notes payable contained in the Consolidated Balance Sheets approximates fair value.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2012

NOTE 14 – LONG TERM DEBT.

During the first quarter of 2011 the Company was advanced $210,000 on a promissory note. The note is secured by certain real estate, subject to certain financial covenants and matures in April 2016.  Interest is indexed at prime plus three-quarter percent and may fluctuate between a four and one-quarter percent and seven and three-quarter percent interest rate.

In addition, during the six months ended June 30, 2011, the Company purchased assets in exchange for notes payable of approximately $637,000. The notes bear interest up to three percent and mature through January 2017.

In April 2012, the Company consolidated and refinanced certain notes totaling $778,450 and maturing in August 2012. The new ten year note expires in April 2022 and carries interest at a 5.25% fixed rate with monthly installments of approximately $8,382 and is secured by real estate.

Certain notes payable to a bank are subject to financial covenants as part of the loan agreement. The Company is currently negotiating a waiver of non-compliance as of June 30, 2012.  The waiver terms could include partial pre-payment of the notes and the provision of additional collateral. The notes payable subject to these covenants are classified as current and long term debt and are secured by certain real estate and other assets of the Company including a $150,000 certificate of deposit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The second quarter 2012 and year-to-date discussion in this report focuses on the Company’s results of operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

Q2 2012 compared to Q2 2011

Results of Operations

During the second quarter of 2012, the Company achieved revenue of approximately $1,870,000. Revenue declined 15% from last year. The Company posted a net loss of approximately $645,000 versus a net loss of approximately $338,000 last year in this historically weaker seasonal period. Excluding the notable items discussed more fully under Net income (loss) below, the net loss posted was approximately $479,000 versus a net loss of approximately $57,000 in the prior year period.

The Company has made the decision to reduce spending including staff reductions of approximately $575,000 on an annual basis to mute the effects of the reduced revenue.  These reductions have been effected by reorganizing the management structure in both South Carolina and the Company headquarters.

Revenues

The following table sets forth the Company’s revenues for the quarters ended June 30, 2012 and 2011:

	Q2 2012	Q2 2011	Change	% Change
Total Revenues	$1,870,000	$2,197,000	$(327,000)	(15%)
Entertainment	1,844,000	2,176,000	(332,000)	(15%)
Texas	1,052,000	1,212,000	(160,000)	(13%)
South Carolina	424,000	619,000	(195,000)	(32%)
Alabama / Florida	368,000	345,000	23,000	7%
Other	$26,000	$21,000	$5,000	NM

During the second quarter of 2012, total revenues for the Company declined 15% from 2011’s level. The second quarter is typically seasonally a weaker quarter due to weakness during the summer months. The decline in Entertainment revenue largely resulted from two closed bingo halls in Texas whose leases expired in accordance with the terms of those leases at the end of last year and weakness in certain South Carolina regional markets. Other revenue reflects ancillary revenue not included in Entertainment.

The weakness in certain regional markets in South Carolina mainly reflects changed market conditions caused by a soft economy, increased competition and certain marketing changes.  The increased competition mainly stems from a new hall and the introduction of sweepstakes machines, which are gaming devices that offer the chance to win money and compete with charitable bingo.  The legality of sweepstakes machines under gambling laws has yet to be determined in South Carolina and elsewhere.  The Company is developing alternative plans to be implemented depending upon a determination of the legality of these new devices.

Entertainment revenues by state were as follows:

	Q2 2012	Q2 2011	Change
Texas	57%	56%	1%
South Carolina	23%	28%	(5%)
Alabama / Florida	20%	16%	4%

Gross margin and Costs and Expenses

The table below summarizes the Company’s gross margin for the quarters ended June 30, 2012 and 2011. Gross margin percent (gross margin as a percent of sales) was 6% versus 24% in Q2 2011.

	Q2 2012	Q2 2011	Change	% Change
Total Gross Margin	$104,000	$535,000	$(431,000)	(81%)
Entertainment	78,000	514,000	(436,000)	(85%)
Other	$26,000	$21,000	$5,000	NM

Overall, total costs and expenses increased 6% from the comparable prior year quarter primarily as a result of increasing the number of managers at the Company. As a result of changed market conditions, at the end of the second quarter, the Company made the decision to reduce spending including staff reductions in the management structure in both South Carolina and the Company headquarters of approximately $575,000 on an annual basis to mute the effects of the reduced revenue; of this total, the annual impact of the reduction on gross margin and costs and expenses is anticipated to be approximately $281,000.

Direct salaries and other compensation increased by approximately $134,000 from the prior year reflecting the increase in number of managers referred to above.

Rent and utilities in the second quarter 2012 decreased $39,000, largely due to the closure of two Texas halls at the end of last year whose leases expired in accordance with the terms of those leases. In 2012 and 2011, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840).  Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2012 and 2011, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in the second quarter 2012 declined approximately $12,000 or 3% from the prior year, an insignificant change.

Depreciation and amortization expense totaled approximately $272,000 ($252,000 Cost of Services plus $20,000 G&A) in 2012 versus $257,000 in the prior year with the increase mainly attributable to hall renovations and other asset purchases.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $582,000 in Q2 2012, compared to approximately $624,000 in 2011; the $42,000 decrease mainly reflected reduced accrued incentives in light of the lower performance. We measure corporate overhead because it provides management and investors with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q2 2012	Q2 2011
General and administrative expenses (GAAP basis)	$699,317	$821,413
Stock-based compensation	(29,153)	(40,217)
Noted legal expenses	(68,576)	(136,803)
Depreciation and amortization	(19,751)	(20,130)
	(117,480)	(197,150)
Corporate overhead (non-GAAP basis)	$581,837	$624,263

Other income and expense was an expense of approximately $41,000 for 2012, compared to approximately $33,000 in 2011.

Our income tax expense for 2012 was approximately $8,000 compared to $18,000 in 2011, all of which is related to the expected effective tax rate for state income taxes.  At December 31, 2011, the Company had net operating loss carry forwards for federal income tax purposes of approximately $13.8 million which begin expiring in the year 2017.

Net income (loss)

The Company incurred a net loss of approximately $645,000 during the second quarter of 2012; a loss of ($0.04) per basic share and ($0.04) per fully diluted share.  During the second quarter of 2011, the Company’s net loss was approximately $338,000; a loss of ($0.02) per basic share and ($0.02) per fully diluted share. The weighted average number of basic common shares outstanding totaled 17,337,901 in 2012 compared to 17,324,439 in 2011.

The Q2 2012 results include approximately $166,000 of notable items:

•	$64,000 of expense associated with the start-up of new halls and re-openings at halls in Texas,
•	$69,000 of legal expense for Texas and South Carolina legal matters,
•	$29,000 for non-cash stock-based compensation and $4,000 of asset disposals.

The Q2 2011 results include approximately $281,000 of notable items:

•	$104,000 of expense associated with the start-up of new halls and re-openings at halls in Texas,
•	$137,000 of legal expense for South Carolina, Texas and its Furtney litigation and
•	$40,000 for non-cash stock-based compensation.

Adjusted for the noted items above, a net loss excluding noted items (non-GAAP basis) during the second quarter of 2012 was approximately $479,000 and basic loss per share of $0.03 per share versus a net loss excluding noted items (non-GAAP basis) of approximately $57,000 and basic loss per share of $0.00 last year. Our management uses net income (loss) excluding noted items (non-GAAP basis) to measure performance consistently over different financial periods. Management uses this non-GAAP measure because we believe that including the non-GAAP results assists management and investors in assessing the Company’s operational performance and, relative to the Company’s historical financial performance, to enable comparability between periods. Management considers such non-GAAP results to be an important supplemental measure of its performance, but the Company presents these non-GAAP results as a complement to results provided in accordance with GAAP.  These results should not be regarded as a substitute for GAAP.

The following table reconciles net income (loss) under GAAP to our adjusted net income (loss) excluding noted items (non-GAAP basis) measure.

Net income (loss)	Q2 2012	Q2 2011
Net income (loss) (GAAP basis)	$(644,659)	$(338,418)
Hall start-up activities	63,675	104,379
Stock-based compensation	29,153	40,217
Noted legal expenses	68,576	136,803
Other	4,549	---
	165,953	281,399
Net income (loss) excluding noted items (non-GAAP basis)	$(478,706)	$(57,019)

Six months to date 2012 compared to 2011

During the six months ended June 30, 2012, the Company posted approximately $4,746,000 of revenue; a 6% decrease from the comparable prior year period. The Company’s net loss was approximately $406,000 versus net income of approximately $72,000 last year. Excluding the notable items discussed more fully under Net income (loss) below, net loss excluding noted items was approximately $61,000 versus net income excluding noted items of approximately $597,000 in the prior year period.

Revenues

 The following table sets forth the Company’s revenues in the six months ended June 30, 2012 and 2011:

	2012	2011	Change		% Change
Total Revenues	$4,746,000	$5,049,000	$	(303,000)	(6%)
Entertainment	4,693,000	5,005,000		(312,000)	(6%)
Texas	2,221,000	2,413,000		(192,000)	(8%)
South Carolina	1,647,000	1,788,000		(141,000)	(8%)
Alabama / Florida	825,000	804,000		21,000	3%
Other	$53,000	$44,000		$9,000	NM

During the first six months of 2012, the 6% decline in Entertainment revenue largely reflects stable revenues at halls in Texas, Alabama, Florida and South Carolina offset by two closed bingo halls in Texas whose leases expired in accordance with the terms of those leases at the end of last year and weakness in certain South Carolina regional markets. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

The weakness in certain regional markets in South Carolina mainly reflects changed market conditions caused by a soft economy, increased competition and certain marketing changes.  The increased competition mainly stems from a new hall and the introduction of sweepstakes machines, which are gaming devices that offer the chance to win money and compete with charitable bingo.  The legality of sweepstakes machines under gambling laws has yet to be determined in South Carolina and elsewhere.  The Company is developing alternative plans to be implemented depending upon a determination of the legality of these new devices.

Entertainment revenues by state were as follows:

	2012	2011	% Change
Texas	47%	48%	(1%)
South Carolina	35%	36%	(1%)
Alabama / Florida	18%	16%	2%

Gross margin and Costs and Expenses

The table below summarizes the Company’s gross margin for the six months ended June 30, 2012 and 2011. Gross margin percent (gross margin as a percent of sales) decreased to 25% from 34% in 2011.

	2012	2011	Change	% Change
Total Gross Profit	$1,167,000	$1,742,000	$(575,000)	(33%)
Entertainment	1,114,000	1,698,000	(584,000)	(34%)
Other	$53,000	$44,000	$9,000	NM

Overall, total costs and expenses increased approximately $272,000 or 8% from the comparable six-month prior year period mainly as a result of increasing the number of managers at the Company and increased marketing expenses in certain regional submarkets

Direct salaries and other compensation were up approximately $229,000 reflecting the increase in managers cited above. As a result of changed market conditions, at the end of the second quarter, the Company made the decision to reduce spending including staff reductions in the management structure in both South Carolina and the Company headquarters of approximately $575,000 on an annual basis to mute the effects of the reduced revenue; of this total, the annual impact of the reduction on gross margin and costs and expenses is anticipated to be approximately $281,000.

Rent and utilities in 2012 declined approximately $43,000 or 3% from 2011, largely due to the closure of two Texas halls at the end of last year whose leases expired in accordance with the terms of those leases. We do not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2012 and 2011, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2012 increased approximately $39,000 or 4% from the prior year, mainly resulting from higher costs of promotions and development expenses associated with new halls and other marketing initiatives.

Depreciation and amortization expense totaled approximately $538,000 ($498,000 Cost of Services plus $40,000 G&A) in 2012 versus $501,000 in the prior year. The increase in depreciation mainly relates to capital spending incurred for bingo hall renovations, including leasehold improvements and other asset purchases.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $1,196,000 in 2012, compared to approximately $1,242,000 in 2011, a $46,000 decrease. The decrease mainly reflected reduced accrued incentives in light of the lower performance. We measure corporate overhead because it provides management and investors with a tool to assess performance consistently over different financial periods. The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	2012	2011
General and administrative expenses (GAAP basis)	$1,477,456	$1,566,432
Stock-based compensation	(59,639)	(65,534)
Noted legal expenses	(181,997)	(218,925)
Depreciation and amortization	(39,708)	(39,907)
Corporate overhead (non-GAAP basis)	$1,196,112	$1,242,066

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

Other income and expense was an expense of approximately $76,000 for 2012, compared to approximately $65,000 in 2011.

Our income tax expense for 2012 was approximately $20,000 compared to $38,000 in 2011, all of which is related to the expected effective tax rate for state income taxes.  At December 31, 2011, the Company had net operating loss carry forwards for federal income tax purposes of approximately $13.8 million which begin expiring in the year 2017.

Net income (loss)

During the first six months of 2012, a net loss was approximately $406,000; a loss of $0.02 per basic share and $0.02 per fully diluted share. During the first six months of 2011, the Company’s net  income was approximately $72,000; $0.00 per basic share and $0.00 per fully diluted share.  The weighted average number of basic Common Stock shares outstanding totaled 17,337,901 in 2012 compared to 17,324,439 in 2011.

The Q2 2012 YTD results include approximately $345,000 of notable items:

•	$99,000 of expense associated with the start-up of new halls and re-openings at halls in Texas,
•	$182,000 of legal expense for South Carolina and Texas,
•	$60,000 for non-cash stock-based compensation and $4,000 other expense.

The Q2 2011 YTD results include approximately $525,000 of notable items:

•	$239,000 of expense associated with the start-up of new halls and re-openings at halls in Texas,
•	$219,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation,
•	$66,000 for non-cash stock-based compensation and $1,000 other expense.

Adjusted for the noted items above, the net loss excluding noted items (non-GAAP basis) during the first six months of 2012 was approximately $61,000 and basic loss per share of $0.00 per share versus net income excluding noted items (non-GAAP basis) of approximately $597,000 and basic earnings per share of $0.03 last year.

Our management uses net income (loss) excluding noted items (non-GAAP basis) to measure performance consistently over different financial periods. Management uses this non-GAAP measure because we believe that including the non-GAAP results assists management and investors in assessing the Company’s operational performance and, relative to the Company’s historical financial performance, to enable comparability between periods. Management considers such non-GAAP results to be an important supplemental measure of its performance, but the Company presents these non-GAAP results as a complement to results provided in accordance with GAAP.  These results should not be regarded as a substitute for GAAP.

The following table reconciles six months year to date net income (loss) under GAAP to our adjusted net income (loss) excluding noted items (non-GAAP basis) measure.

Net income (loss)	2012		2011
Net income (loss) (GAAP basis)	$	(405,898)	$72,268
Hall start-up activities		98,670	239,012
Stock-based compensation		59,639	65,534
Noted legal expenses		181,997	218,925
Asset disposals		4,549	1,549
Net income (loss) excluding noted items (non-GAAP basis)	$	(61,043)	$597,288

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2012, totaled approximately $1,232,000 and represented 7% of total assets of approximately $16,929,000.  Current assets totaled approximately $2,099,000 with Current liabilities of $1,780,000. Working capital was approximately $319,000 with a current ratio of 1.2 to 1 compared to approximately 1.4 to 1 at December 31, 2011. Certain notes payable to a bank are subject to financial covenants as part of the loan agreement. The Company is currently negotiating a waiver of non-compliance as of June 30, 2012.  The waiver terms could include partial pre-payment of the notes and the provision of additional collateral. The notes payable subject to these covenants are classified as current and long term debt and are secured by certain real estate and other assets of the Company including a $150,000 certificate of deposit.

Cash provided by operating activities for the six months ended June 30, 2012 totaled approximately $157,000 compared to cash provided of $427,000 during 2011. The decrease mainly resulted from our net loss of approximately $406,000 in 2012 compared to net income of $72,000 in 2011. Cash flows from operating activities in 2012 were decreased by a net loss of approximately $406,000 and provided by non-cash depreciation expense of approximately $538,000, stock based compensation of approximately $60,000 and partially offset by other net changes in asset and liability accounts of $35,000. Cash flows from operating activities in 2011 were increased by net income of approximately $72,000 and provided by non-cash depreciation expense of approximately $501,000, stock based compensation of approximately $66,000 and partially offset by other net changes in asset and liability accounts of $212,000.

Net cash used in investing activities in 2012 totaled approximately $310,000, of which $363,000 related to bingo hall renovations; partially offset by note receivable payments of approximately $53,000. This compared to cash used in investing activities last year of a net $948,000, of which $1,001,000 related to bingo hall renovations and acquisition and settlement activities; partially offset by note receivable payments of approximately $53,000.

Cash used in financing activities in 2012 totaled approximately $266,000, compared to cash used in financing activities in 2011 of approximately $32,000.  In 2012, approximately $266,000 of cash was used for the payment of notes payable. In 2011, approximately $242,000 of cash was used for the payment of notes payable and was partially offset by approximately $210,000 provided by proceeds from a note payable.

At June 30, 2012, we had approximately $16,929,000 in total assets with total liabilities of approximately $4,898,000 and approximately $12,031,000 of shareholders’ equity.  Total assets include approximately $1,232,000 in cash, $434,000 of net accounts receivable, other current assets of $358,000, $7,193,000 of net property and equipment, $7,240,000 of intangible assets, $186,000 net note related to the sale of PTE and $286,000 of other assets.  Total liabilities primarily consist of trade accounts payable of approximately $156,000, notes payable obligations of approximately $3,529,000 and accrued and related-party liabilities of $1,108,000 and $105,000 respectively.

Prospective Capital Needs.

In 2012, we plan to use our existing cash together with cash generated from operations to make leasehold improvements and renovations in our bingo operations and for debt service.  We also plan to use advantageous combinations of asset sales, bank financing, seller financing, treasury stock, and cash on hand to acquire new bingo halls when favorable terms can be obtained.

During the second quarter of 2012, we incurred a net loss of approximately $645,000. In the second quarter, our cash balance decreased by approximately $348,000 to $1,232,000 with approximately $124,000 of cash used by operations, $115,000 used in investing activities and $109,000 used in financing activities.  The Company has made the decision to reduce spending including staff reductions of approximately $575,000 on an annual basis to mute the effects of reduced revenue.  These reductions have been effected by reorganizing the management structure in both South Carolina and the Company headquarters.

We believe that our existing cash together with cash generated from operations and ability to raise additional funds from certain asset sales will provide sufficient capital to cover our working capital needs, capital expenditures and investment requirements for the next 12 months.

Over the next twelve months, we may need to seek external financing in order to continue to pursue acquisitions or other corporate activities. We may also choose to raise additional funds from certain asset sales or by selling equity or debt securities to the public or to selected investors. We could also choose to reduce certain expenditures. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of our existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we will have sufficient capital to fund our operating activities for the next 12 months, our liquidity plans are subject to a number of risks and uncertainties and our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including:

•  general economic conditions and specific conditions in the markets we address, including any volatility  in the various geographic regions in which we do business;
• capital  improvements for new and existing facilities;
• acquisitions of other businesses or assets;
• required levels of other operating costs and our relationships with suppliers and customers;
• the overall levels of sales and gross margins and the levels accounts receivable that we maintain; and
• our business, capital expenditure and expansion plans.

Financial Risk Management

Off-Balance Sheet Arrangements. We have no off-balance sheet debt.

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at June 30, 2012 or 2011. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

Critical Accounting Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies and estimates are those that depending upon the circumstances may affect our financial statements materially and involve difficult, subjective or complex judgments by management. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be materially different from the estimates.

Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually. In accordance with FASB ASC 350, Intangibles – Goodwill and Other, goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Goodwill is deductible for tax purposes in certain jurisdictions. We have defined a single operating segment in that the Company’s operations share similar economic characteristics, similar customers, among other characteristics.

Factors considered important which could trigger an impairment review include the following:

• significant underperformance relative to expected historical or projected future operating results;
• significant changes in the manner of our use or disposal of the acquired assets or the strategy for our overall business; and
• significant negative industry or economic trends.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. Material differences may result in the amount and timing of our expenses for any period if we made different judgments or utilized different estimates or if actual results varied materially from our estimates used in the impairment review.

Accounting for income taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In estimating future tax consequences, expected future events are considered other than enactments of changes in tax laws or rates.

Estimating allowances and loss contingencies

We recognize probable losses based upon estimates for certain items including collectability of our accounts and legal matters, when such losses are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such allowances and contingencies and adjust as necessary in the circumstances. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. Material differences may result in the amount and timing of our loss if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

See Note 14 to Unaudited Consolidated Financial Statements.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information

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

10.1	2012 Stock Option Plan (incorporated by reference to Exhibit 1 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on April 12, 2012).
10.2	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on April 12, 2012).
10.3	2009 Employment Agreement between the Company and Jeffrey L. Minch (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009).
10.4	2012 Employment Agreement between the Company and Jeffrey L. Minch (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).
31.1*	Rule 31a-14(a) / 15d-14(a) Certifications.
32.1*	Section 1350 Certifications.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
*	Filed herewith. Those items listed above but not filed herewith are incorporated by reference.
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

August 13, 2012

By:

/s/  JEFFREY L MINCH
Jeffrey L. Minch
President and Chief Executive Officer

/s/  RICHARD S. CHILINSKI
Richard S. Chilinski
Chief Financial Officer