Form 10-Q
period 2012-09-30
LITTLEFIELD CORP
filed 2012-11-13
CIK 931683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012	Commission file number 0-24805

LITTLEFIELD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2723809 (I.R.S. Employer Identification No.)

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

On November 7, 2012, 17,399,727 shares of our Common Stock, par value $0.001 per share, were outstanding.

Littlefield Corporation

FORM 10-Q

For the quarter ended September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements
Littlefield Corporation
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$502,596	$1,650,634
Accounts receivable, net of allowance for doubtful accounts of $22,200 and $22,200, respectively	402,884	548,338
Other current assets	339,902	233,984
Note receivable – current portion	75,000	75,000
Total Current Assets	1,320,382	2,507,956

Property and Equipment – at cost, net of accumulated depreciation and amortization	7,054,097	7,299,125

Other Assets:
Goodwill	5,921,890	5,921,890
Intangible assets, net	1,281,101	1,392,351
Note receivable, net	84,404	163,290
Other non-current assets	358,106	315,004
Total Other Assets	7,645,501	7,792,535

TOTAL ASSETS	$16,019,980	$17,599,616

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Long term debt, current portion	$519,691	$525,939
Trade accounts payable	221,712	250,893
Accrued expenses	1,067,687	1,046,904
Total Current Liabilities	1,809,090	1,823,736

Long-term Liabilities:
Long term debt, net of current portion	2,891,917	3,268,643
Other liabilities, related party	172,992	130,224
Total Long-term Liabilities	3,064,909	3,398,867
Total Liabilities	4,873,999	5,222,603

Stockholders' Equity:
Common stock, $0.001 par value, (authorized 40,000,000 shares, issued 18,817,406 shares and 18,817,406 shares, respectively, outstanding 17,399,727 shares and 17,337,901 shares, respectively)	18,818	18,818
Additional paid-in-capital	31,357,657	31,310,859
Treasury stock – 1,417,679 and 1,479,505 shares, at cost	(1,350,831)	(1,409,566)
Accumulated deficit	(18,879,663)	(17,543,098)
Total Stockholders' Equity	11,145,981	12,377,013

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,019,980	$17,599,616

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2012	2011
REVENUES:
Entertainment	$1,626,610	$2,201,979
Other	26,654	21,400
TOTAL REVENUES	1,653,264	2,223,379

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	233,234	181,608
Rent and utilities	719,543	749,473
Other direct operating costs	494,704	432,049
Depreciation and amortization	245,754	234,626
License expense	10,800	14,089
TOTAL COSTS AND EXPENSES	1,704,035	1,611,845

GROSS MARGIN	(50,771)	611,534

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	227,856	324,124
Legal and accounting fees	138,927	229,798
Depreciation and amortization	18,832	20,743
Share-based compensation expense	19,322	25,468
Other general and administrative	122,717	184,290
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	527,654	784,423

TERMINATION COSTS	309,565	---

OPERATING INCOME (LOSS)	(887,990)	(172,889)

OTHER INCOME AND EXPENSES:
Interest income	1,253	3,839
Interest expense	(36,148)	(40,715)
Other	618	---
TOTAL OTHER INCOME AND EXPENSES	(34,277)	(36,876)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(922,267)	(209,765)

PROVISION FOR INCOME TAXES	8,400	4,860

NET INCOME (LOSS)	$(930,667)	$(214,625)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2012	2011
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.05)	$(0.01)

Diluted earnings (loss) per share	$(0.05)	$(0.01)

Weighted average shares outstanding – basic	17,340,589	17,324,439

Weighted average shares outstanding – diluted	17,340,589	17,324,439

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,
	2012	2011
REVENUES:
Entertainment	$6,320,089	$7,206,466
Other	79,592	65,732
TOTAL REVENUES	6,399,681	7,272,198

DIRECT COSTS AND EXPENSES:
Direct salaries and other compensation	845,041	564,538
Rent and utilities	2,158,110	2,230,973
Other direct operating costs	1,465,851	1,364,638
Depreciation and amortization	744,327	695,391
License expense	69,890	63,446
TOTAL COSTS AND EXPENSES	5,283,219	4,918,986

GROSS MARGIN	1,116,462	2,353,212

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and other compensation	951,334	1,013,158
Legal and accounting fees	419,152	545,398
Depreciation and amortization	58,540	60,650
Share-based compensation expense	78,961	91,002
Other general and administrative	497,123	640,647
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,005,110	2,350,855

TERMINATION COSTS	309,565	---

OPERATING INCOME (LOSS)	(1,198,213)	2,357

OTHER INCOME AND EXPENSES:
Interest income	4,740	12,812
Interest expense	(110,911)	(113,438)
Other	(3,931)	(1,549)
TOTAL OTHER INCOME AND EXPENSES	(110,102)	(102,175)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,308,315)	(99,818)

PROVISION FOR INCOME TAXES	28,250	42,539

NET INCOME (LOSS)	$(1,336,565)	$(142,357)

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Nine Months Ended September 30,
	2012	2011
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(0.08)	$(0.01)

Diluted earnings (loss) per share	$(0.08)	$(0.01)

Weighted average shares outstanding – basic	17,338,804	17,324,439

Weighted average shares outstanding – diluted	17,338,804	17,324,439

Amounts may not add due to rounding.

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,336,565)	$(142,357)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	802,867	756,041
Stock-based compensation expense	78,961	91,002
(Gain) loss on disposals of equipment	3,931	1,549

Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable, net	145,454	171,341
Other assets	(130,251)	(114,129)
Trade accounts payable	(29,182)	(96,043)
Accrued expenses and other current liabilities	72,748	26,557
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(392,037)	693,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(451,913)	(895,751)
Purchase of goodwill and intangibles	---	(409,752)
Proceeds from repayment of notes receivable, net	78,886	78,886
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(373,027)	(1,226,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(382,974)	(398,218)
Proceeds from note payable	---	210,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(382,974)	(188,218)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,148,038)	(720,874)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,650,634	2,915,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$502,596	$2,194,241

See notes to consolidated financial statements.

Littlefield Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,

	2012		2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments:

Interest		$110,911		$113,438

Income taxes		$35,178		$68,098

Non-cash transactions:

Issuance of treasury stock under deferred compensation plan		$20,718	$	---

Issuance of treasury stock under employee stock purchase plan		$5,854	$	---

Purchase of property and equipment in exchange for notes payable	$	---		$637,057

See notes to consolidated financial statements.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2012

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

The operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  Except for historical information contained herein, certain matters set forth in this report are forward looking statements that are subject to substantial risks and uncertainties, including the impact of government regulation and taxation, customer attendance and spending, competition, and general economic conditions, among others.  This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

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
September 30, 2012

NOTE 2 – MATERIAL ACQUISITIONS (continued).

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

NOTE 3 – PROPERTY AND EQUIPMENT.

Property and equipment at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Land	$771,720	$760,467
Buildings	3,611,289	3,566,950
Leasehold improvements	6,214,600	6,048,706
Equipment, furniture and fixtures	3,979,049	3,835,901
Automobiles	231,945	178,161
	14,808,603	14,390,185

Less: Accumulated depreciation and amortization	(7,754,506)	(7,091,060)

Property and equipment, net	$7,054,097	$7,299,125

Total depreciation expense charged to operations for the nine months ended September 30, 2012 and 2011 was approximately $692,000 and $665,000 respectively.

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS.

Goodwill at September 30, 2012, was as follows:

	Gross Carrying Amount	Accumulated Amortization	Total

Goodwill at December 31, 2011	$6,970,931	$(1,049,041)	$5,921,890
Goodwill acquired during period	---	---	---
Goodwill at September 30, 2012	$6,970,931	$(1,049,041)	$5,921,890

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2012

NOTE 4 – GOODWILL & OTHER INTANGIBLE ASSETS (continued).

Intangible assets at September 30, 2012, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Total
Intangible Assets with Indefinite Lives:
Bingo licenses at December 31, 2011	$881,339	(51,974)	$829,365
Licenses acquired during the period	---	---	---
Bingo licenses at September 30, 2012	$881,339	(51,974)	$829,365

Intangible Assets with Finite Lives:
Covenants not to compete at December 31, 2011	$927,500	(364,514)	562,986
Change in covenants not to compete	---	(111,250)	(111,250)
Covenants not to compete at September 30, 2012	$927,500	(475,764)	$451,736
Intangible Assets, Net of Accumulated Amortization			$1,281,101

Amortization expense charged to operations for the nine months ended September 30, 2012 and 2011 was approximately $111,000 and $91,000 respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY.

At September 30, 2012, the Company held 1,417,679 treasury shares at an average purchase cost of $0.95.

NOTE 6 – SHARE BASED PAYMENTS.

The Company recorded approximately $79,000 and $91,000 in compensation expense in the nine month periods ended September 30, 2012 and 2011, respectively, related to options issued under its stock-based incentive compensation plans.  This included expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options included the current year.  The fair value of these options was calculated using the Black-Scholes options pricing model.  There were 1,532,500 and 437,500 options issued during the nine month periods ended September 30, 2012 and 2011, respectively. For options issued in 2012 and 2011, the following assumptions were used: dividend yield of 0%, expected volatility of 78%, risk free interest rate of 3.5% and the lesser of term of employment or an expected life of 10 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2012

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

A reconciliation of basic to diluted earnings (loss) per share is as follows:

Nine months ended September 30,	2012	2012	2011	2011
	Basic	Diluted	Basic	Diluted
Numerator:
Net income (loss)	$(1,336,565)	$(1,336,565)	$(142,357)	$(142,357)
Denominator:
Weighted average shares outstanding	17,338,804	17,338,804	17,324,439	17,324,439
Effect of dilutive securities:
Stock options and warrants	---	---	---	---
Weighted average shares outstanding	17,338,804	17,338,804	17,324,439	17,324,439

Earnings (loss) per share	$ (0.08)	$ (0.08)	$ (0.01)	$ (0.01)

Stock options to acquire 3,133,910 and 1,118,940 shares for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computations of diluted EPS because the effect of including the stock options would have been anti-dilutive to a loss per share or the options were out of the money.

NOTE 8 – ACCRUED EXPENSES.

Accrued expenses at September 30, 2012 and December 31, 2011, consisted of the following:

	2012	2011
Accrued contract termination costs	$206,982	$206,982
Accrued compensation costs	274,169	208,696
Accrued property taxes	143,113	201,689
Other accrued expenses	443,423	429,537
Total Accrued expenses	$1,067,687	$1,046,904

NOTE 9 – FAIR VALUE MEASUREMENTS.

The carrying value of cash, net accounts receivable, accounts and notes payable contained in the Consolidated Balance Sheets approximates fair value.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2012

NOTE 10 - ACCOUNTING FOR STOCK BASED COMPENSATION.

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

Transactions under the stock option plans are summarized below. At September 30, 2012, a total of 3,336,910 options were outstanding under these plans.

	Employee Stock Plans
	Options	Weighted Average Exercise Price
Outstanding at 12/31/11	2,022,410	$0.46
Granted	1,532,500	0.44
Exercised	---	---
Forfeited	(218,000)	0.59
Outstanding at 09/30/12	3,336,910	$0.44

The fair value of options granted during the nine month period ended September 30, 2012, was approximately $73,383; with 32,500 options vested upon grant and 1,500,000 vesting during term of employment.

The aggregate intrinsic value represents the value of the Company’s closing stock price of $0.60 on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during 2012 was $0, as no options were exercised. Total unrecognized stock-based compensation expense related to non-vested stock options was approximately $96,809 as of September 30, 2012, related to approximately 212,500 shares with a per share weighted average fair value of  $0.46. We anticipate this expense to be recognized over a weighted average period of approximately 2.5 years.

The following table summarizes information about options outstanding at September 30, 2012, under the Employee Stock Plans and as if certain options had been accelerated:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
2012:	$1.26 - 1.87	16,500	3.6 years	$1.32	16,500	$1.32
	$0.00 - $1.25	3,320,410	1.5 years	$0.44	3,107,910	$0.43
Total		3,336,910	1.5 years	$0.44	3,124,410	$0.43

Aggregate intrinsic value		$571,523			$561,523

The weighted average remaining contractual life of options exercisable as of September 30, 2012, was 0.2 years.

Littlefield Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2012

NOTE 11 - RELATED PARTY TRANSACTIONS.

In December 2011, the Company renewed and modified a five year employment agreement with its President and CEO for the period January 1, 2012 to December 31, 2016. During the third quarter of 2012 the President and CEO was replaced and paid $300,000 in severance. In accordance with the agreement, the President and CEO, in January 2012, was awarded stock options for 1,500,000 shares of common stock with an exercise price of 110% of the fair market value of the Company’s stock on the date of grant. The options were to vest ratably over the five year employment agreement period and were subject to acceleration upon certain conditions. The former President and CEO requested a non-broker-assisted cashless exercise for vested options and the Company has not determined an amount to directly convert those options, if any, determined to be in-the-money options. In accordance with the agreement, the Company accrued as Other liabilities – related party, $24,000 and $18,000 of deferred compensation in the nine months ended September 30, 2012 and 2011, respectively.

NOTE 12 – INCOME TAXES.

The Company recorded approximately $28,000 and $43,000 of state income tax expense, respectively, for the nine months ended September 30, 2012 and 2011.  The Company does not expect to incur significant federal income tax charges until the utilization of its accumulated federal income tax loss carry-forwards, which totaled approximately $13,800,000 at December 31, 2011, and begin expiring in the year 2017.

FASB ASC 740, Income Taxes (FASB ASC 740) addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of September 30, 2012, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.  The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions in which we file income tax returns.

NOTE 13 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

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
September 30, 2012

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

In April 2012, the Company consolidated and refinanced certain notes totaling $778,450 and scheduled to mature in August 2012. The new ten year note expires in April 2022 and carries interest at a 5.25% fixed rate with monthly principal and interest installments of approximately $8,382 and is secured by real estate.

Certain notes payable to a bank are subject to financial covenants as part of the loan agreement. The Company is currently negotiating a waiver of non-compliance as of September 30, 2012.  The notes payable subject to these covenants are classified as current and long term debt and are secured by certain real estate and other assets of the Company including a $150,000 certificate of deposit, which is classified as a current asset while the Company is in negotiations with the bank.

NOTE 15 – SUBSEQUENT EVENT.

In November 2012, the Company entered into a $500,000 loan agreement with a related party; the loan matures November 2013 and is secured by certain real estate with interest only payments at a fixed rate of six-percent.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The third quarter 2012 and year-to-date discussion in this report focuses on the Company’s results of operations which is comprised of the Company’s Entertainment business’ charitable bingo operations in four states: Texas, South Carolina, Alabama and Florida.

Third quarter 2012 compared to 2011

Results of operations

During the third quarter of 2012, which is historically a weaker seasonal period, the Company achieved revenue of approximately $1,653,000, a decline of 26% from the prior year. We incurred a net loss of approximately $931,000 versus a net loss of approximately $215,000 last year. Excluding the notable items discussed more fully under Net income (loss), page 18, the adjusted net loss excluding noted items was approximately $439,000 versus adjusted net income of approximately $66,000 in the same prior year period.

The Company has made the decision to reduce spending including staff reductions of approximately $1,100,000 on an annual basis to offset the effects of the reduced revenue.  These reductions have been effected by reorganizing the management structure in South Carolina, Alabama and the Company headquarters.

Revenues

The following table sets forth the Company’s revenues for the quarters ended September 30, 2012 and 2011:

	Q3 2012	Q3 2011	Change	% Change
Total Revenues	$1,653,000	$2,223,000	$(570,000)	(26%)
Entertainment	1,626,000	2,202,000	(576,000)	(26%)
Texas	959,000	1,145,000	(186,000)	(16%)
South Carolina	304,000	731,000	(427,000)	(58%)
Alabama / Florida	363,000	326,000	37,000	11%
Other	$27,000	$21,000	$6,000	NM

During the third quarter of 2012, total revenues for the Company declined 26% from 2011’s level. The third quarter is typically a seasonally weaker quarter due to weakness during the summer months. The decline in Entertainment revenue largely resulted from two closed bingo halls in Texas whose leases expired in accordance with the terms of those leases at the end of last year and weakness in certain South Carolina regional markets. Other revenue reflects ancillary revenue not included in Entertainment.

The weakness in certain regional markets in South Carolina mainly reflects changed market conditions caused by a soft economy, increased competition, timing of certain expenses and certain marketing changes.  The increased competition mainly stems from a new hall and the introduction of sweepstakes machines, which are gaming devices that offer the chance to win money and compete with charitable bingo.  The legality of sweepstakes machines under gambling laws has yet to be determined in South Carolina and elsewhere.  The Company is developing alternative plans to be implemented depending upon a determination of the legality of these new devices and is reevaluating its marketing changes.

The contribution of Entertainment revenues by state were as follows:

	Q3 2012	Q3 2011	Change
Texas	59%	52%	7%
South Carolina	19%	33%	(14%)
Alabama / Florida	22%	15%	7%

Gross margin and Costs and Expenses

The table below summarizes the Company’s gross margin for the quarters ended September 30, 2012 and 2011. Gross margin percent (gross margin as a percent of sales) decreased to (3.1%) from 27.5% in 2011.

		Q3 2012	Q3 2011	Change
Total Gross Profit	$	(51,000)	$612,000	$(663,000)
Entertainment		(78,000)	591,000	(669,000)
Other		$27,000	$21,000	$6,000

Overall, total costs and expenses increased 6% from the comparable prior year quarter primarily as a result of increasing the number of managers at the Company and higher marketing related expenses. As a result of changed market conditions, during 2012, the Company has made the decision to reduce spending including staff reductions in the management structure in South Carolina, Alabama and the Company headquarters of approximately $1,100,000 on an annual basis to offset the effects of the reduced revenue; of this total, the annual impact of the reductions on gross margin and costs and expenses is anticipated to be approximately $470,000.

Direct salaries and other compensation increased by approximately $52,000 from the prior year reflecting the increase in number of managers referred to above.

Rent and utilities in the third quarter 2012 decreased $30,000, largely due to the closure of two Texas halls at the end of last year whose leases expired in accordance with the terms of those leases. In 2012 and 2011, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840).  Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2012 and 2011, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in the third quarter 2012 increased approximately $63,000 or 15% from the prior year, mainly as a result higher marketing and travel expenses.

Depreciation and amortization expense totaled approximately $265,000 ($246,000 Cost of Services plus $19,000 G&A) in 2012 versus $255,000 in the prior year with the increase mainly attributable to hall renovations including leasehold improvements and other asset purchases.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $422,000 in Q3 2012, compared to approximately $566,000 in 2011. The decrease mainly reflected reduced accrued incentives and staffing in light of the lower performance.  We measure corporate overhead because it provides management and investors with a tool to assess performance consistently over different financial periods.

The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q3 2012	Q3 2011
General and administrative expenses (GAAP basis)	$527,654	$784,423
Stock-based compensation	(19,322)	(25,468)
Noted legal expenses	(67,349)	(171,866)
Depreciation and amortization	(18,832)	(20,743)
	(105,503)	(218,077)
Corporate overhead (non-GAAP basis)	$422,151	$566,346

Other income and expense was an expense of approximately $34,000 for 2012, compared to approximately $37,000 in 2011.

Our income tax expense for 2012 was approximately $8,000 compared to $5,000 in 2011, all of which is related to the expected annual effective tax rate for state income taxes.  At December 31, 2011, the Company had net operating loss carry forwards for federal income tax purposes of approximately $13.8 million which begin expiring in the year 2017.

Net income (loss)

During the third quarter of 2012, the Company’s net loss was approximately $931,000 versus a net loss of approximately $215,000 in the prior year; ($0.05) loss per basic share and a loss of ($0.05) per fully diluted share in Q3 2012 and ($0.01) loss per basic share and a loss of ($0.01) per fully diluted share in Q3 2011. The weighted average number of basic common shares outstanding totaled 17,340,589 in 2012 compared to 17,324,439 in 2011.  The increase in shares outstanding reflects shares issued for the Company’s employee stock purchase plans.

The Q3 2012 results include approximately $491,000 of notable items:

•	$310,000 of termination costs,
•	$67,000 of legal expense for South Carolina and Texas,
•	$95,000 of expense associated with the start-up of new halls and re-openings at halls in Texas and
•	$19,000 for non-cash stock-based compensation.

Legal fees are expected to be more manageable with the conclusion of the Furtney case and other litigation. The termination costs relate to costs upon termination of the former President and CEO.

The Q3 2011 results include approximately $280,000 of notable items:

•	$172,000 of legal expense for South Carolina, Texas and its Furtney litigation (which was concluded at trial in October 2011),
•	$83,000 of expense associated with the start-up of new halls and re-openings at halls in Texas and
•	$25,000 for non-cash stock-based compensation.

Adjusted for the noted items above, a net loss excluding noted items (non-GAAP basis) during the third quarter of 2012 was approximately $439,000 versus net income excluding noted items (non-GAAP basis) of approximately $66,000 last year. Our management uses net income (loss) excluding noted items (non-GAAP basis) to measure performance consistently over different financial periods. Management uses this non-GAAP measure because we believe that including the non-GAAP results assists management and investors in assessing the Company’s operational performance and, relative to the Company’s historical financial performance, to enable comparability between periods. Management considers such non-GAAP results to be an important supplemental measure of its performance, but the Company presents these non-GAAP results as a complement to results provided in accordance with GAAP.  These results should not be regarded as a substitute for GAAP.

The following table reconciles net income (loss) under GAAP to our adjusted net income (loss) excluding noted items (non-GAAP basis) measure.

Net income (loss)	Q3 2012	Q3 2011
Net income (loss) (GAAP basis)	$(930,667)	$(214,625)
Hall start-up activities	94,991	83,083
Stock-based compensation	19,322	25,468
Noted legal expenses	67,349	171,866
Termination costs	309,565	---
	491,227	280,417
Net income (loss) excluding noted items (non-GAAP basis)	$(439,440)	$65,792

Nine months to date 2012 compared to 2011

During the nine months ended September 30, 2012, revenue was approximately $6,400,000, a 12% decrease from last year’s level. The Company posted an approximate net loss of $1,337,000 versus a net loss of approximately $142,000 last year. Excluding the notable items discussed more fully under Net income (loss), page 21, the adjusted net loss excluding noted items was approximately $500,000 versus adjusted net income of approximately $663,000 in the prior year period.

Revenues

The following table sets forth the Company’s revenues from continuing operations for the nine months ended September 30, 2012 and 2011:

	2012	2011	Change		% Change
Total Revenues	$6,400,000	$7,272,000	$	(872,000)	(12%)
Entertainment	6,320,000	7,206,000		(886,000)	(12%)
Texas	3,180,000	3,557,000		(377,000)	(11%)
South Carolina	1,952,000	2,519,000		(567,000)	(23%)
Alabama / Florida	1,188,000	1,130,000		58,000	5%
Other	$80,000	$66,000		$14,000	NM

During the first nine months of 2012, the 11% decline in Entertainment revenue at halls in Texas largely resulted from two closed bingo halls whose leases expired in accordance with the terms of those leases at the end of last year. Weakness in certain South Carolina regional markets has accounted for an increasing percentage of the decline in revenue during 2012. Other revenue includes other ancillary services and miscellaneous revenue not reported as Entertainment revenue.

The weakness in certain regional markets in South Carolina mainly reflects changed market conditions caused by a soft economy, increased competition, timing of certain expenses and certain marketing changes.  The increased competition mainly stems from a new hall and the introduction of sweepstakes machines, which are gaming devices that offer the chance to win money and compete with charitable bingo.  The legality of sweepstakes machines under gambling laws has yet to be determined in South Carolina and elsewhere.  The Company is developing alternative plans to be implemented depending upon a determination of the legality of these new devices and is reevaluating its marketing changes.

The contribution of Entertainment revenues by state were as follows:

	2012	2011	Change
Texas	50%	49%	1%
South Carolina	31%	35%	(4%)
Alabama / Florida	19%	16%	3%

Gross margin and Costs and Expenses

The table below summarizes the Company’s gross margin for the nine months ended September 30, 2012 and 2011. Gross margin percent (gross margin as a percent of sales) decreased to 17% from 32% in 2011.

	2012	2011	Change
Total Gross Profit	$1,116,000	$2,353,000	$(1,237,000)
Entertainment	1,036,000	2,287,000	(1,251,000)
Other	$80,000	$66,000	$14,000

Overall, total costs and expenses increased 7% from the comparable nine-month prior year period mainly as a result of increasing the number of managers at the Company and increased marketing expenses in certain regional submarkets.

 Direct salaries and other compensation increased approximately $281,000 reflecting the increase in managers cited above. As a result of changed market conditions, during 2012, the Company made the decision to reduce spending including staff reductions in the management structure in South Carolina, Alabama and the Company headquarters of approximately $1,100,000 on an annual basis to offset the effects of the reduced revenue; of this total, the annual impact of the reductions on gross margin and costs and expenses is anticipated to be approximately $470,000.

Rent and utilities in 2012 declined approximately $73,000 or 3% from 2011, largely due to the closure of two Texas halls at the end of last year whose leases expired in accordance with the terms of those leases. In 2012 and 2011, we did not recognize lease costs on a straight-line basis as provided in FASB ASC 840, Leases (FASB ASC 840). Instead, lease costs were recognized based on payments made or accrued during each month.  If the Company had recognized lease expense on a straight-line basis in 2012 and 2011, total lease costs would not have materially changed the Company’s financial results. In general, the Company enters into long term leases underlying its operations. At the same time, the Company generally enters into agreements which are renewed annually with its customers. This permits the Company to adjust its customer agreements in response to general price increases and limits the effect of lease escalation clauses.  Generally, the Company’s leases require payments of rent and a pro-rata share of real estate maintenance, taxes and insurance.

Other direct operating costs in 2012 increased approximately $101,000 or 7% from the prior year, mainly resulting from higher costs of promotions and development expenses associated with new halls, travel and other marketing initiatives.

Depreciation and amortization expense totaled approximately $803,000 ($744,000 Cost of Services plus $59,000 G&A) in 2012 versus $756,000 in the prior year. The increase in depreciation mainly relates to capital spending incurred for bingo hall renovations, including leasehold improvements and other asset purchases.

We measure corporate overhead as general and administrative expenses, excluding related depreciation expense, the noted legal fees and stock-based compensation. Corporate overhead totaled approximately $1,618,000 in 2012, compared to approximately $1,808,000 in 2011, a decrease of approximately $190,000. The decrease mainly reflected reduced accrued incentives, staffing and investor relations expenses in light of the lower performance.  We measure corporate overhead because it provides management and investors with a tool to assess performance consistently over different financial periods.

The following table reconciles general and administrative expenses under GAAP to our corporate overhead measure.

Corporate overhead	Q3 YTD 2012	Q3 YTD 2012
General and administrative expenses (GAAP basis)	$2,005,110	$2,350,855
Stock-based compensation	(78,961)	(91,002)
Noted legal expenses	(249,346)	(390,791)
Depreciation and amortization	(58,540)	(60,650)
Corporate overhead (non-GAAP basis)	$1,618,263	$1,808,412

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

Other income and expense was an expense of approximately $110,000 for 2012, compared to approximately $102,000 in 2011.

Our income tax expense for 2012 was approximately $28,000 compared to $43,000 in 2011, all of which is related to the expected annual effective tax rate for state income taxes.  At December 31, 2011, the Company had net operating loss carry forwards for federal income tax purposes of approximately $13.8 million which begin expiring in the year 2017.

Net income (loss)

During the first nine months of 2012, the Company incurred a net loss of approximately $1,337,000, a loss of ($0.08) per basic share and ($0.08) per fully diluted share. During the first nine months of 2011, the net loss was approximately $142,000, a loss of ($0.01) per basic share and ($0.01) per fully diluted share.  The weighted average number of basic common shares outstanding totaled 17,338,804 in 2012 compared to 17,324,439 in 2011.  The increase in shares outstanding reflects shares issued for the Company’s employee stock purchase plans.

The Q3 2012 YTD results include approximately $836,000 of notable items:

•	$310,00 of termination costs,
•	$249,000 of legal expense for South Carolina and Texas,
•	$194,000 of expense associated with the start-up of new halls and re-openings at halls in Texas,
•	$79,000 for non-cash stock-based compensation and $4,000 of other expenses.

The Company continues to reduce the negative impact of legal expenses with the resolution of the Furtney case and other legal matters and the Texas start-up operations. The termination costs relate to costs upon termination of the former President and CEO.

The Q3 2011 YTD results include approximately $805,000 of notable items:

•	$391,000 of legal expense for South Carolina, Florida, Texas and its Furtney litigation (which was concluded at trial in October 2011),
•	$321,000 of expense associated with the start-up of new halls and re-openings at halls in Texas,
•	$91,000 for non-cash stock-based compensation and $2,000 for other asset disposals.

Adjusted for the noted items above, the net loss excluding noted items (non-GAAP basis) during the first nine months of 2012 was approximately $500,000 versus net income excluding noted items (non-GAAP basis) of approximately $663,000 last year.

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

The following table reconciles nine months year to date net income (loss) under GAAP to our adjusted net income (loss) excluding noted items (non-GAAP basis) measure.

Net income (loss)	2012	2011
Net income (loss) (GAAP basis)	$(1,336,565)	$(142,357)
Hall start-up activities	193,661	322,095
Stock-based compensation	78,961	91,002
Noted legal expenses	249,346	390,791
Termination costs	309,565	---
Asset disposals	4,549	1,549
Net income (loss) excluding noted items (non-GAAP basis)	$(500,483)	$663,080

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2012, totaled approximately $503,000 and represented 3% of total assets of approximately $16,020,000; $150,000 of the cash and cash equivalents are collateral on certain bank loans. Current assets totaled approximately $1,320,000. Current liabilities totaled $1,809,000. Working capital was approximately ($489,000) compared to approximately $684,000 at December 31, 2011.  Certain notes payable to a bank are subject to financial covenants as part of the loan agreement. The Company is currently negotiating a waiver of non-compliance with its bank and plans to move the loan to a new bank should a waiver not be attained. Certain current stockholders may guarantee a new loan facility.  The notes payable subject to these covenants are classified as current and long term debt and are secured by certain real estate and other assets of the Company including the $150,000 certificate of deposit. The appraised value of the secured real estate exceeds the loan values by approximately $760,000.

Cash used by operating activities for the nine months ended September 30, 2012 totaled approximately $392,000 compared to cash provided of $694,000 during 2011. Cash flows from operating activities in 2012 were decreased by a net loss of approximately $1,337,000 and provided by non-cash depreciation expense of approximately $803,000, stock based compensation of approximately $79,000 and other net changes in asset and liability accounts of $63,000. As a result of changed market conditions, the Company made the decision to reduce spending including staff reductions in the management structure in South Carolina, Alabama and the Company headquarters of approximately $1,100,000 on an annual basis.

Net cash used in investing activities totaled approximately $373,000 during 2012 compared to approximately $1,227,000 used during 2011. In 2012, approximately $452,000 was used for bingo hall renovations; partially offset by note receivable payments of approximately $79,000. During 2011, approximately $1,306,000 was used for bingo hall renovations and acquisition and settlement activities; partially offset by note receivable payments of approximately $79,000.

Cash used in financing activities in 2012 totaled approximately $383,000, compared to net cash used in financing activities in 2011 of approximately $188,000.  In 2012, approximately $383,000 of cash was used for the payment of notes payable. During the first nine months of 2011, approximately $398,000 of cash was used for the payment of notes payable; this was partially offset by $210,000 provided by proceeds from a note payable.

At September 30, 2012, we had approximately $16,020,000 in total assets with total liabilities of approximately $4,874,000 and approximately $11,146,000 of shareholders’ equity.  Total assets include approximately $503,000 in cash, $403,000 of net accounts receivable, other current assets of $414,000, $7,054,000 of net property and equipment, $7,203,000 of intangible assets, $84,000 net long-term note related to the sale of its event rental business in 2009 and $359,000 of other assets.  Total liabilities primarily consist of accounts payable of approximately $222,000, notes payable obligations of approximately $3,411,000 and accrued and related-party liabilities of $1,068,000 and $173,000 respectively.

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

During the first nine months of 2012, we incurred a net loss of approximately $1,337,000. In the third quarter, our cash balance decreased by approximately $1,148,000 to $503,000 with approximately $392,000 of cash used by operations, $373,000 used in investing activities and $383,000 used in financing activities.  The Company has made the decision to reduce spending including staff reductions of approximately $1,100,000 on an annual basis to offset the effects of reduced revenue.  These reductions have been effected by reorganizing the management structure in South Carolina, Alabama and the Company headquarters.

We believe that our existing cash together with cash generated from operations and ability to raise additional funds from certain asset sales or bridge loans from existing investors will provide sufficient capital to cover our working capital needs, capital expenditures and investment requirements for the next 12 months.

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

Market Risk. In the normal course of business, we employ established procedures to manage our exposure to changes in the market value of our investments.  There were no significant investments in marketable securities at September 30, 2012 or 2011. The Company holds its funds in cash and certificates of deposit generally insured by the FDIC with uninsured amounts setting off loans payable.  Generally, the Company minimizes exposure to interest rate fluctuations on its long-term debt arrangements by entering into fixed rate notes payable or establishing interest rate collars within which a variable interest rate on long-term debt may fluctuate. As a result of these terms the market risk associated with interest rate fluctuations on long-term debt is not material.

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

See Note 13 – Recently Issued Accounting Pronouncements in the Consolidated Financial Statements.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Response to this item is included in Note 14 to Unaudited Consolidated Financial Statements and Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity above.

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

10.1	2012 Stock Option Plan (incorporated by reference to Exhibit 1 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on April 12, 2012).
10.2	2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2 of the Definitive Proxy Statement Schedule 14A, filed with the SEC on April 12, 2012).
10.3	2012 Employment Agreement between the Company and Jeffrey L. Minch (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012).
31.1*	Rule 31a-14(a) / 15d-14(a) Certifications.
32.1*	Section 1350 Certifications.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
*	Filed herewith. Those items listed above but not filed herewith are incorporated by reference.
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

November 13, 2012

By:

/s/  JAMES D. RECKS
James D. Recks
President and Chief Executive Officer

/s/  RICHARD S. CHILINSKI
Richard S. Chilinski
Chief Financial Officer